Form 10-Q
period 2013-06-30
TNI BIOTECH, INC.
filed 2013-08-13
CIK 1559356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 12, 2013 there were 58,882,369 shares of Common Stock outstanding.

JUMPSTART OUR BUSINESS STARTUPS ACT

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2012, our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1,000,000,000 or (ii) we issue more than $1,000,000,000 in non-convertible debt in a three-year period. We will lose our status as an emerging growth company (i) if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

As an emerging growth company we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

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

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TNI BIOTECH, INC.
BALANCE SHEETS

	June 30, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$231,474	$313,095
Prepaids and other current assets	30,922	-
Total current assets	262,396	313,095

Fixed Assets:
Computer equipment, net of accumulated depreciation
of $472 and $118 respectively	3,465	944

Intangible Assets:
Patents and licenses, net of amortization
of $2,984,950 and $1,570,114, respectively (Note 7)	19,983,972	18,688,270

Deposits	10,528	24,928

Total assets	$20,260,361	$19,027,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$438,192	$286,698
Payable to officer	76,000	76,000
Accrued liabilities	674,490	427,211
Current portion patent liability	200,000	200,000
Notes payable	807,197	432,363

Total current liabilities	2,195,879	1,422,272

Non-current Liabilities:
Notes payable related party	121,128	121,128
Long-term portion patent liability	18,333	140,000
Total non-current liabilities	139,461	261,128

Total Liabilities	2,335,340	1,683,400

Stockholders' Equity:
Common stock - par value $0.001; 500,000,000 shares authorized;
57,612,369 and 45,489,368 shares issued and outstanding respectively	57,611	45,489
Additional paid in capital	266,223,411	196,632,775
Stock issuances due	1,202,660	3,690,960
Prepaid services	(33,248,019)	(6,082,771)
Accumulated deficit	(216,310,642)	(176,942,616)

Total stockholders' equity	17,925,021	17,343,837
Total liabilities and stockholders' equity	$20,260,361	$19,027,237

TNI BIOTECH, INC.
STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues, net	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	13,153,785	277,861	20,911,208	288,665
Research and development expense	6,112,081	-	9,092,181	-
Depreciation and amortization expense	718,946	-	1,415,191	149
Total operating expenses	19,984,812	277,861	31,418,580	288,814

Loss from operations	(19,984,812)	(277,861)	(31,418,580)	(288,814)

Other income (expense):
Interest expense	(653,540)	-	(893,452)	-
Loss on settlement of debt	(4,040,000)	-	(7,055,994)	-
Total other income (expense)	(4,693,540)	-	(7,949,446)	-

Loss from continuing operations	(24,678,352)	(277,861)	(39,368,026)	(288,814)

Gain from discontinued operations		260,746	-	260,746

Net loss	$(24,678,352)	$(17,115)	$(39,368,026)	$(28,068)

Basic and diluted loss per share:
Loss from continuing operations	$(0.47)	$(0.03)	$(0.75)	$(0.03)
Gain from discontinued operations	-	0.03	-	0.03
	$(0.47)	$(0.00)	$(0.75)	$(0.00)

Weighted average number of shares outstanding	52,630,853	8,284,951	52,630,853	8,284,951

TNI BIOTECH, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED JUNE 30, 2013

	Common Stock		Additional Paid	Stock to	Prepaid	Accumulated
	Shares	Amount	in Capital	Be Issued	Services	Deficit	Total

Balance, December 31, 2012	45,489,368	45,489	196,632,775	3,690,960	(6,082,771)	(176,942,616)	17,343,837

Issuance of common stock issued for prepaid services	7,233,000	7,233	46,375,167		(46,382,400)		-

Amortization of prepaid services					19,217,152		19,217,152

Issuance of common stock for Jill Smith/LDN License	300,000	300	2,714,700	(2,715,000)			-

Issuance of common stock for Penn State License	300,000	300	2,549,700				2,550,000

Issuance of common stock issued for Charitable Donation	100,000	100	749,900				750,000

Issuance of common stock in exchange for debt	1,545,833	1,546	7,128,615				7,130,161

Issuance of common stock for loan expenses and interest	182,500	182	742,380	133,000			875,562

Issuance of common stock for cash and exercise of warrants	2,461,668	2,461	2,386,277				2,388,738

Issuance of common stock for warrants			6,943,897				6,943,897

Stock to be issued				93,700			93,700

Net loss						(39,368,026)	(39,368,026)

Balance, June 30, 2013	57,612,369	$57,611	$266,223,411	$1,202,660	$(33,248,019)	$(216,310,642)	$17,925,021

TNI BIOTECH, INC.
STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,368,026)	$(28,068)
(Gain) loss from discontinued operations	-	260,746
Loss from continuing operations	(39,368,026)	(288,814)

Adjustments to reconcile loss from continuing operations to
net cash flows provided by (used in) operating activities:
Depreciation	354	298
Amortization	1,414,837
Amortization of stock issued for prepaid services	19,217,152
Loss on settlement of debt	7,055,994
Stock warrant expense	6,943,897
Stock issued for donation	750,000
Stock issued for interest	875,562
Changes in operating assets and liabilities:
Accrued liabilities	247,279	131,117
Prepaid expenses and deposits	(16,522)	146,887
Accounts payable	151,494
Net cash provided by (used in) operating activities
from continuing operations	(2,727,979)	(10,512)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(2,875)
Purchase of Penn State License	(160,539)
Net cash used in investing activities
from continuing operations	(163,414)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock warrants	1,018,738
Proceeds from sale of stock	1,463,700
Proceeds from notes payable	449,001	10,500
Payments made on patent liability	(121,667)

Net cash provided by financing activities
from continuing operations	2,809,772	10,500

Net increase (decrease) in cash	(81,621)	(12)
Cash at beginning of year	313,095	12
Cash at end of year	$231,474	$-

TNI BIOTECH, INC.
STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED
	June 30, 2013	June 30, 2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued liabilities for purchase of Smith LDN patent	$2,715,000	$-

Conversion of debt and accrued interest to common stock	$74,167	$-

Common shares issued for Penn State License	$2,550,000	$-

Common shares issued for prepaid services	$46,382,400	$-

TNI BioTech, Inc.
Notes to the Financial Statements
June 30, 2013
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

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at June 30, 2013 was not sufficient to meet the cash requirements to fund planned operations through June 30, 2014 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss from operations of $39,368,026 and has used cash and cash equivalents for operations in the amount of $2,727,979 during the six months ended June 30, 2013, resulting in stockholders’ equity of $17,925,021.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), as amended for interim financial information.

TNI BioTech, Inc.
Notes to the Financial Statements
June 30, 2013
(Unaudited)

The financial information as of December 31, 2012 is derived from the audited financial statements presented in the Company’s Form 10 Registration Statement filed with the Commission on April 22, 2013 and the Amended Registration Statements on Form 10-/A filed on June 7, 2013 and July 18, 2013 for the year ended December 31, 2012. The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Form 10 Registration Statement, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2012 and 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the six months ended June 30, 2013 are not necessarily indicative of results for the full fiscal year.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, “Financial Instruments,” the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  Cash, accounts payable, payables to officers, and patent liability are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments.   The carrying value of notes payable and notes payable related party also approximate fair value since they bear market rates of interest and other terms.  None of these instruments are held for trading purposes.

Computer Equipment

Computer equipment is stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense from continuing operations for the six months ended June 2013 and 2012 was $354 and $298, respectively.

TNI BioTech, Inc.
Notes to the Financial Statements
June 30, 2013
(Unaudited)

Intangible Assets

Costs incurred to acquire and/or develop the Company’s product licenses and patents are capitalized and amortized by straight-line methods over estimated useful lives of seven to sixteen years. Intangible assets are stated at the lower of cost or estimated fair market value.  During the six months ended June 30, 2013, the Company capitalized $2,710,539.27 of such costs incurred for the acquisition of the Company’s patents. (See Note 10 of the Company’s Form 10 Registration Statement).  Amortization expense for the six months ended June 30, 2013 and 2012 was $1,414,837 and $0, respectively.  The Company estimates its amortization expense related to these assets will approximate $2,800,000 each year for the next five years.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360, “Property, Plant and Equipment.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.  No impairment losses were recognized for the six months ended June 30, 2013.

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

Income Taxes

The Company follows FASB ASC Topic 740, “Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2013, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

TNI BioTech, Inc.
Notes to the Financial Statements
June 30, 2013
(Unaudited)

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

Recent Accounting Standards

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2012, our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Any new accounting pronouncements issued by the Financial Accounting Standards Board, as applicable, have been or will be adopted by the Company upon or before the expiration of the extended transition period provided under Section 102(b)(1) of the JOBS Act.

3. Promissory Notes

In April 2013 the Company issued two short-term promissory notes to third party investors totaling $200,000. Under the terms of the notes, the Company was required to issue a total of 20,000 shares of restricted common stock to the note holders as loan origination fees. The notes matured 14 days from the date of issuance. Under the terms of the notes, if the loans were not repaid, the note holders would collectively receive 20,000 shares of restricted common stock on the maturity date and every 30 days thereafter that the notes remain unpaid. As of the date of this filing, the notes have not been repaid.

On March 11, 2013 the Company issued four short-term promissory notes to third party investors totaling $249,000. Under the terms of the notes, the Company was required to issue a total of 25,000 shares of restricted common stock to the note holders as loan origination fees. The notes matured on March 25, 2013. Under the terms of the notes, if the loans were not repaid, the note holders would collectively receive 25,000 shares of restricted common stock on the maturity date and every 30 days thereafter that the notes remain unpaid. As of the date of this filing, the notes have not been repaid

The Company has an outstanding note payable to K-C Operations (an unrelated party) issued on October 15, 2009. The balance as of June 30, 2013 and December 31, 2012 was $336,333 and $398,000, respectively. The note matured on October 31, 2010 and accrues interest at a rate of 6% per annum and is convertible to shares of common stock at a rate of $0.20 per share.

TNI BioTech, Inc.
Notes to the Financial Statements
June 30, 2013
(Unaudited)

The Company has an outstanding note payable to Robert Johnson (former officer and director) issued on September 30, 2006 with a balance as of June 30, 2013 and December 31, 2012 of $21,547 and $21,547, respectively. The note matured on September 30, 2007 and is convertible to shares of common stock at a rate of $0.20 per share.

The Company has an outstanding note payable to Lexicon (an unrelated party) issued on January 15, 2009.  The note is due upon demand.  The balance as of June 30, 2013 and December 31, 2012 was $317 and $12,817, respectively.  The note bears an interest rate of 6% per annum and is convertible to shares of common stock at a rate of $0.01 per share.

During the six month ending June 30, 2013, the Company issued 1,545,833 shares of common stock for the retirement of $74,167 of promissory notes payable and accrued interest.  The Company recognized a loss on conversion of the above debt of $7,108,495 and $0 in the three months ending June 30, 2013 and 2012 respectively.

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

As of June 30, 2013 and June 30, 2012, the Company was authorized to issue 500,000,000 common shares at a par value of $0.001 per share.

Stock Warrants

Using the Black-Scholes Model, the Company calculated the fair value of $4,539,452 for stock warrants issued during the six months ended June 30, 2013. Variables used in the Black-Scholes option-pricing model, include (1) a discount rate of 0.91%, (2) an expected remaining life between 3 and 5 years and (3) expected volatility between 102% and 174%.

During the second quarter of 2013, the Company issued 107,900 shares of its restricted common stock through common stock purchase warrant exercises. The warrants were exercised at a price of $0.75 per share and the Company received proceeds of $80,925 for equity from the exercise of the warrants.

Following is a summary of outstanding stock warrants at June 30, 2013 and December 31, 2012 and activity during the periods then ended:

	Number of Shares	Exercise Price	Weighted Average Price

Warrants as of December 31, 2012	7,260,000	$1.00 – 1.50	$1.02

Issued in 1st quarter of 2013	295,109	$15.00	$15.00

Expired	–	–	–

Exercised	980,434	$0.75	$0.75

Warrants as of March 31, 2013	6,574,675	$1.00 – 15.00	$1.66

Issued in 2nd quarter of 2013	–	$–	$–

Expired	–	–	–

Exercised	107,900	$0.75	$–

Warrants as of June 30, 2013	6,466,775	$1.00 – 15.00	$–

TNI BioTech, Inc.
Notes to the Financial Statements
June 30, 2013
(Unaudited)

Summary of outstanding warrants as of June 30, 2013:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)
September 2017	2,281,666	$1.00-1.50	4.2
October 2017	2,265,000	$1.00	4.3
November 2017	1,732,900	$1.00 – 1.50	4.4
December 2017	-	$-	-
January 2018	167,084	$15.00	4.6
February 2018	127,275	$15.00	4.7
March 2018	750	$15.00	4.8

5. Stock Compensation

Founders’ Shares and Shares Issued for Services

During the six months ended June 30, 2013, the Company issued 7,233,000 shares of common stock, respectively, for prepaid services, which included founder shares.  The Company valued these shares based upon the fair market value of the common stock at the date of the agreements.  The consulting fees are amortized over the contract periods, which are typically twelve months.  The Company recognized an expense from common stock issued for services of  $11,655,413 and $0 for the three months ended June 30, 2013 and 2012, respectively. The amortization of prepaid services totaled $19,217,152 and $0 for the three months ended June 30, 2013 and 2012, respectively.

6. Discontinued Operations

In April 2012, TNI BioTech, Inc., divested itself of certain assets and liabilities related to its previous activities in the hospitality business (“Resorts Club”) by transferring them to Resorts Club International Corporation Georgia.  Accordingly, the operations of that business have been reflected as discontinued operations in the financial statements.

The result of this transfer was a Gain from Discontinued Operations in 2012 of $260,746. This transfer is not expected to affect the cash flow of the remaining operations.

These financial statements reflect the results of Resorts Club as a discontinued operation for all periods presented.

The net sales and earnings of discontinued operations were as follows:

TNI BioTech, Inc.
Notes to the Financial Statements
June 30, 2013
(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2013	2012	2013	2012

Net Sales	-	-	-	-

Earnings before Income Taxes	-	260,746	-	260,746

Income Taxes	-	-	-	-

Net Earnings from Discontinued Operations	-	260,746	-	260,746

Cash flows from operating and investing activities of discontinued operations for the six months ended June 30, 2013 and 2012 were $0 and $260,746, respectively.

7. Licenses and Supply Agreements

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

Patent License Agreements

On August 13, 2012, the Company signed a License Agreement with Ms. Jacqueline Young for the intellectual property developed by Dr. Bernard Bihari relating to treatments with opioid antagonists such as naltrexone and Met-enkephalin for a variety of diseases and conditions including malignant lymphoma, chronic lymphocytic leukemia, Hodgkin’s lymphoma, and non-Hodgkin’s lymphoma, chronic herpes virus infections, chronic herpes viral infections such as chronic genital herpes caused by the herpes simplex virus Type 2 and chronic infections due to the Epstein-Barr virus and a treatment method for humans infected with HTLV-III (AIDS) virus including patients clinically diagnosed as suffering from AIDS and those suffering from AIDS-related complex (ARC).  The Bihari patents were acquired in exchange for 540,000 shares of the Company’s common stock with a fair market value of $972,000 and assumed liabilities of $400,000 which is payable to Ms. Young over a twenty-four month period in equal installments to reimburse her for the costs of a New York City office in accordance with the patent license agreement.  The patent liability at June 30, 2013 totaled $218,333. The cost of the patent totaled $1,372,000.  Additionally, the Company will pay the licensor a royalty payment of 1% of gross MENK sales and pay a 1% sublicense fee on any sublicense revenue.

TNI BioTech, Inc.
Notes to the Financial Statements
June 30, 2013
(Unaudited)

On December 24, 2012, the Company signed an agreement for the acquisition of patent rights for the intellectual property of Dr. Jill Smith and LDN Research Group, LLC (the “Patent License Agreement”), whose members are Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky and orphan drug designation by the FDA to a novel late-stage drug, trademarked “LDN,” for the treatment of Pediatric Crohn’s disease. The patent covers methods and formulations for treatment of the inflammatory and ulcerative diseases of the bowel, using naltrexone in low doses as an opioid antagonist. Endogenous opioids and opioid antagonists have been shown to play a role in stimulating and rebalancing the immune system and the healing and repair of tissues. These patents were acquired in exchange for 300,000 shares of the Company’s common stock with a fair market value of $2,715,000 and expenses of $165,384, which totaled $2,880,384.  The Company has an exclusive, worldwide license to make, have made, use, lease, import, offer for sale and sell Licensed Products and to use the method under the patent rights. The agreement will terminate on the expiration or abandonment of the last patent to expire or ten years after the sale of the first licensed product. The Company may terminate the agreement upon 90 days’ written notice, provided all sublicenses are terminated and all amounts due and owing are paid to the licensor parties. The licensor parties may terminate the agreement ten days' after notice to the Company if the Company is ten days late in payment or there is a breach that remains uncured for ten days after written notice of such breach.

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

The Company must pay an annual license fee in the low six-figure range and mid single digit percentage royalties on the net sales of each licensed product with an annual minimum royalty payment in the low six-figure range. The Company will pay a sublicense fee between 10-20% calculated on the payments the Company receives from any such sublicense.

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

TNI BioTech, Inc.
Notes to the Financial Statements
June 30, 2013
(Unaudited)

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

The Licensing Agreement provides that the Company must make an initial license fee of a low hundred thousand dollar amount and the issuance of 300,000 shares and an annual license maintenance fee in the low ten thousand dollar amount range. The Company will also make payments to licensor upon the achievement of certain milestone events such as initiations of Phase II or Phase III clinical trials in a low hundred thousand dollar amount, acceptance of the NDA by the FDA in a low hundred thousand amount and FDA approvals in a high hundred thousand dollar amount. The Company will issue shares upon reaching certain milestones including the issuance of a mid ten thousand amount of shares upon the first dosing of patients in clinical trials, the issuances of a low hundred thousand number of shares upon the initial sale of a licensed product and a milestone fee of a low hundred thousand share amount upon reaching sales of $20 million in cumulative sales.

The Company will also pay the licensor a percentage of net sales in the mid single digit range of the licensed products each quarter subject to a minimum royalty payment in the low hundred thousand dollar range. The Company must also pay the licensor a low double digit percentage of any payments received from any sublicenses.

The Licensing Agreement calls for the formation of a Development Committee to monitor the clinical progress of the Licensed Products, which will consist of independent scientific and technical leaders who are highly regarded by the scientific community in the Field of Use of each Licensed Product.

The Licensing Agreement terminates on the expiration or abandonment of the last patent to expire or become abandoned. The Company may terminate the Licensing Agreement at any time upon 60 days’ prior written notice and ceasing to make and sell all licensed products, the termination of all sublicenses and payment of all monies owed under the Licensing Agreement. The licensor may terminate the agreement 30 days after notice to the Company if the Company is 30 days late in payment or a breach that remains uncured for 45 days after written notice of such breach.

TNI BioTech, Inc.
Notes to the Financial Statements
June 30, 2013
(Unaudited)

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

On March 15, 2013 the Company executed a Patent License Agreement with Professor Fengping Shan.  The Company obtained exclusive rights to develop and commercialize the licensed technology.  The licensed technology is the intellectual property developed and owned by Professor Shan (i) relating to the treatment of a variety of diseases and conditions with MENK including multiple forms of lymphoma and cancer and (ii) a treatment method for humans infected with the HLTV-III (AIDS) virus including AIDS and AIDS related complex (ARC).  The licensed technology includes the methods and formulations for these treatments including but not limited to all INDs, communications with regulatory agencies, patient data, and letters relating to these treatments.  The licensed technology also includes the following patents: 200710158742.7 MENK, its application is in treating leukemia and other blood cancers; No. 200710051586.4 MENK, its application is in preparation of human and animal vaccines; No. 200610046249.1, a nasal spray formulation containing MENK; No. 201210290150.1 LDN, combined with MENK, its application is in preparation of an anticancer drug (Pending); No. 201210302259.2 LDN, combined with MENK, its application is in preparation of leukophoresis for anticancer (Pending); No. 200810229085.5 Compound MENK as a drug for colon cancer and pancreatic cancer; No. o. 200910011030.1, Naltrexone as well as analougues being anticancer drug. Under this license, the Company must issue a mid six figure number of shares to Prof. Shan and a low hundred thousand dollar amount for the upfront license fee, and reimburse Prof. Shan for all out of pocket expenses in connection with the patents in mid five figure range. The Company will pay Prof. Shan a mid single digit percentage running royalty of gross sales subject to decreases if third party intellectual property is needed to complete such sale or product but in no event less than a high percentage of a low single digit percentage and a low single digit percentage of all sublicense revenue. This agreement shall last for the duration of each of the licensed patents however the Company may terminate the license agreement on 120 days' written notice to Professor Shan.

8. Commitments and Contingencies

Distribution and Production

The Company is finalizing a manufacturing agreement with Laboratorios Ramos, a current good manufacturing practice (“cGMP”) facility for IRT-103 low-dose naltrexone (“LDN”).

Supervision and Inspection of Manufacturing in Nicaragua

On April 23, 2013, the Company signed a Contract with ViPharma for the Supervision and Inspection of Manufacturing Processes as part of its negotiations for a contract for the manufacturing of LDN in a tablet, capsule and/or cream. The Contract sets out the terms and conditions under which ViPharma will carry out the services of inspecting and supervising the manufacturing and packaging processes of LDN and ensure compliance with the FDA’s good manufacturing practices and the Company’s specifications. ViPharma will carry out its obligations in whatever Latin American country the Company ultimately decides to manufacture LDN within. Under the Contract, ViPharma has the exclusive rights to supervise and inspect all manufacturing processes of LDN in Latin America. The Contract began on April 23, 2013 and has a duration of 10 years, with automatic renewal every 5 years thereafter unless either party is in breach of the contract or either party terminates the agreement, without cause, with 90-days’ written notice. In the event of a breach by either party, the non-breaching party must give notice to the breaching party and the breaching party has a 45-day period to cure.

TNI BioTech, Inc.
Notes to the Financial Statements
June 30, 2013
(Unaudited)

9. Related Party Transactions

Effective September 15, 2012, TNI BioTech, Inc. entered into a one-year employment agreement with Joseph Griffin, the brother of the Company's Chief Executive Officer, in which base salary, the grant of a common stock, and health insurance coverage were defined.  As a signing bonus, Mr. Griffin received 250,000 shares of restricted common stock of the Company.  During the quarter ended June 30, 2013, the Company paid cash compensation totaling $18,702.  During the year ended December 31, 2012, the Company paid cash compensation totaling $11,146.

In 2012, Webfoot, Inc., provided financing to the Company and as of June 30, 2013, the Company owed Webfoot, Inc., $121,128.  Webfoot, Inc., is owned by the son of Noreen Griffin.  On February 21, 2013, the Company entered into a formal loan agreement to evidence the amount owed on December 31, 2012.  The loan bears interest at an annual rate of 6%.  The interest is repayable at maturity.  The note matures on February 21, 2014.

In 2012, Noreen Griffin made payments on the Company's behalf covering the costs of incorporation and merger-related expenses.  At June 30, 2013, the Company owed Ms. Griffin $30,000.  On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012.  The loan bears interest at an annual rate of 6%. The interest is repayable at maturity.

In 2012, Griffin Enterprises, Inc. made payments on the Company's behalf covering the cost of incorporation and merger-related expenses.  Griffin Enterprises, Inc. is wholly-owned by Noreen Griffin.  At June 30, 2013, the company owed Griffin Enterprises, Inc. $46,000.  On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012.  The loan bears interest at an annual rate of 6%. The interest is repayable at maturity.

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

10. Subsequent Events

The following is a schedule of shares issued subsequent to June 30, 2013.

Shares

Shares issued for default on promissory notes	70,000
Shares issued to investors	400,000
Shares issued for warrant exercise	100,000
Shares issued for services	700,000

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

Business Strategy

The Company’s business strategy focuses on several key areas:

●
The establishment of treatment facilities throughout Africa, the Caribbean and South America for cancer, HIV/AIDS and other autoimmune diseases that can benefit from IRT-101, IRT-102 and IRT-103 patented technology and therapies;

●	The large scale treatment in emerging nations for HIV/AIDS as an immune-enhancing therapy using IRT-103 LDN;

●
The large scale (outsourced) manufacturing and distribution of IRT-103 LDN, either in pill form, or cream for those unable to handle the medication in pill form, throughout Africa and expanding to other developing nations; and

●
The Joint Venture with the Hubei Qianjiang Pharmaceutical Company that will provide the funding required for the Phase III trials in China in exchange for TNIB providing exclusive licensing rights in China. TNIB will also receive a percentage of the gross revenue from sales in China.

The Company has entered into a relationship with a number of groups including: GB Oncology & Imaging Group, LLC, the Brewer Group, American Hospitals and Resorts, as well as a number of United States doctors that own and operate clinics in the United States and Nigeria. American Hospitals and Resorts operates a private health maintenance organization in Nigeria. We are also working with large employers who operate on-site clinics.

In November, TNIB signed an exclusive distributor agreement with G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings LLC for the Federal Republic of Nigeria. Under the terms of the agreement, G-Ex Technologies/St. Maris Pharma & GB Pharma Holdings LLC will have exclusive marketing and distribution rights to IRT-103 LDN and LDN cream in Nigeria.

The Government of Malawi has been remodeling a section of the Queens's Hospital as an oncology center. Once it is complete, TNI BioTech, with the assistance of GB Oncology & Imaging Group, LLC and the other groups, is ready to ship the equipment to the oncology center within the next 90 to 120 days.  Once the facility is operational, American Hospital Resort has agreed to assist in the operation of the clinic in Malawi and the implementation of TNI BioTech therapies. In the case of Malawi, a number of not-for-profits are funding the project through donations. There is no need to build a facility as we are currently working with known operators.

Operations in Nigeria will be operational within 90 days and operations in Malawi should be operational by 2014.

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

Through these clinics, TNIB intends to begin delivery of Lodonal IRT-103, the Company’s proprietary LDN, for the treatment of HIV/AIDS and/or cancer in 2013. The contract with the Republic of Malawi calls for 25,000 pills a day, increasing to 500,000 pills a day within 24 months. TNIB anticipates people will take IRT-103 365 days a year. The contracts with Equatorial Guinea will begin with about 10,000 people per day growing to about 125,000 people per day over the next two years.

TNIB is focused on our lead therapies designed for the treatment of cancer, HIV/AIDS, Crohn’s disease, fibromyalgia and MS. Management believes there are clear market opportunities with a significant amount of unmet needs and a robust potential for partnering activities.

Distribution and Production

TNIB has entered into a contract for the supervision and inspection of manufacturing processes with ViPharma and is finalizing a manufacturing agreement with Laboratorios Ramos, a current good manufacturing practice (“cGMP”) facility for IRT-103 low-dose naltrexone (“LDN”). The supervision and manufacturing agreement provides ViPharma with exclusive rights to supervise and inspect all manufacturing processes of LDN in Latin America. The initial term of the agreement is ten years with automatic five-year renewal terms provided neither party is in breach. The agreement may be terminated by (i) mutual agreement, (ii) in the event of a breach after a 45 day cure period or (iii) by either party upon provision of written notice at least 90 days before the end of the agreement, provided however that if TNI terminates the contract without cause it will be required to pay ViPharma a penalty.

Meeting with FDA Regarding LDN

In May 2013, the Company received confirmation of a Type C meeting with the FDA to discuss the Phase 3 clinical development program for a proposed 505(b)(2) application for Low Dose Naltrexone (“LDN”) in the treatment of adults and pediatric patients with Crohn’s disease. The meeting was held on June 26, 2013 and the Company received the minutes from the meeting on July 17, 2013. The Company presented their development plan to the FDA that supports our Phase III clinical studies and NDA filing. After conclusion of the Type C meeting, the Company plans to move into Phase III clinical studies in early 2014.

Meeting with FDA Regarding MENK

The Company received confirmation of a Type B meeting with the FDA on August 20, 2013 to discuss the Phase 3 clinical development program and CMC plans for Met-enkephalin in combination with gemcitabine in the treatment of pancreatic cancer.

Results of Operations – Six Months Ended June 30, 2013

Revenues

We had no revenues from operations for the period ending June 30, 2013 and for the years ended December 31, 2012 and 2011. We do not anticipate having any significant future revenues until we have sufficiently funded operations.

Operating Expenses

Selling, general and administrative expenses were $13,153,785 for the three months ended June 30, 2013, as compared to $277,861 for the three months ended June 30, 2012. We anticipate that certain operating expenses will continue to increase for fiscal year 2013 as we continue to build our infrastructure and develop our products. Our total operating expenses were $19,984,812 for the three months ended June 30, 2013, compared to $277,861 for the same period in 2012.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $231,474 at June 30, 2013, compared to $313,095 at December 31, 2012.

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

For the six months ended June 30, 2013 and 2012, we had net cash used in operating activities from continuing operations of $2,727,979 and $10,512, respectively. For the six months ended June 30, 2013 and 2012, we had net cash used in investing activities from continued operations of $163,414 and $0, respectively. The change in 2013 is due to the purchase of computer equipment and expenses for the Penn State License.

We issued a total of 107,900 shares to warrant holders that purchased shares at an exercise price of $0.75 per share, which generated $80,925 in proceeds. We also generated $449,001 from issued notes payable for the six months ended June 30, 2013 compared to $0 for the same period in 2012.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2013, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures as defined in Rules 13(a)-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management assessed the effectiveness of the internal controls over financial reporting as of June 30, 2013, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of June 30, 2013, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

Going forward, management anticipates that additional staff will be necessary to mitigate these weaknesses, as well as to implement other planned improvements. Additional staff will enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process and improve quality of financial reporting. However, the potential addition of new staff is contingent on obtaining additional financing, and there is no assurance that we will be able to do so.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Registration Statement on Form 10, filed with the SEC on April 22, 2013 and the Amended Registration Statements on Form 10-/A filed on June 7, 2013 and July 18, 2013. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2013 the Company issued two short-term promissory notes to third party investors totaling $200,000. Under the terms of the notes, the Company was required to issue a total of 20,000 shares of restricted common stock to the note holders as loan origination fees. The notes matured 14 days from the date of issuance. Under the terms of the notes, if the loans were not repaid, the note holders would collectively receive 20,000 shares of restricted common stock on the maturity date and every 30 days thereafter that the notes remain unpaid. As of the date of this filing, the notes have not been repaid.

On March 11, 2013 the Company issued four short-term promissory notes to third party investors totaling $249,000. Under the terms of the notes, the Company was required to issue a total of 25,000 shares of restricted common stock to the note holders as loan origination fees. The notes matured on March 25, 2013. Under the terms of the notes, if the loans were not repaid, the note holders would collectively receive 25,000 shares of restricted common stock on the maturity date and every 30 days thereafter that the notes remain unpaid. As of the date of this filing, the notes have not been repaid.

During the second quarter of 2013, the Company issued 107,900 shares of its restricted common stock through common stock purchase warrant exercises. The warrants were exercised at a price of $0.75 per share and the Company receive proceeds of $80,925 from the exercise of the warrants.

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

Meeting with FDA Regarding LDN

In May 2013, the Company received confirmation of a Type C meeting with the FDA to discuss the Phase III clinical development program for a proposed 505(b)(2) application for Low Dose Naltrexone (“LDN”) in the treatment of adults and pediatric patients with Crohn’s disease. The meeting was held on June 26, 2013 and the Company received the minutes from the meeting on July 17, 2013. The Company presented their development plan to the FDA that supports our Phase III clinical studies and NDA filing. After conclusion of the Type C meeting, the Company plans to move into Phase III clinical studies in early 2014.

Meeting with FDA Regarding MENK

The Company received confirmation of a Type B meeting with the FDA on August 20, 2013 to discuss the Phase III clinical development program and CMC plans for Met-enkephalin in combination with gemcitabine in the treatment of pancreatic cancer.

Officers and Directors

Dr. Ronald Herberman, TNI BioTech Inc.'s Senior Vice President of Research and Development and Chief Medical Officer, unexpectedly passed away on Saturday, June 1, 2013, at the age of 72. Dr. Herberman served as an officer of the Company since September 2012.

While TNI BioTech will feel the loss of Dr. Herberman, management and medical staff remain deeply committed to continuing his vision and therapies. Management believes that Dr. Herberman leaves behind a highly qualified and capable staff and team.

The board of directors has appointed an interim team to continue with the development of the Company’s drug therapies and clinical trials programs. The medical team will be led by Dr. Angus Dalgleish and Dr. Joseph Fortunak. Dr. Dalgleish, a member of the TNI medical advisory board, has been the Chair of Oncology at St. George’s University of London since 1991, where his main interest has been the immunology of cancer and the development of immunotherapies to treat cancer and other autoimmune diseases. Dr. Joseph Fortunak, a strategic advisor to TNI, brings decades of biotech experience, which includes formerly serving as the director and head of global chemical development at Abbott Laboratories. The team will also include Dr. Nicholas Plotnikoff, non-executive chairman, Dr. Eugene Youkilis, the company’s president, and Ms. Annie Foster, the vice president of clinical and regulatory affairs.

The Company appointed Dr. Angus Dalgleish as the Chief Medical Officer and Director of Research and Development and Dr. Joseph M. Fortunak as the Vice President of Global Research and Development and Chemical Development. Employment contracts are currently being negotiated.

ITEM 6.  EXHIBITS

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TNI BioTech, Inc.

Date: August 12, 2013	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer