Form 10-Q
period 2013-09-30
TNI BIOTECH, INC.
filed 2013-11-14
CIK 1559356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________

Commission File Number __________________

TNI BIOTECH, INC.
(Exact name of small business issuer as specified in its charter)

Florida	20-1968162
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

618 East South Street #500, Orlando, Florida 32801
(Address of principal executive offices)

   888-613-8802
(Issuer's telephone number)

6701 Democracy Blvd., Suite 300, Bethesda, Maryland, 20817
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

As of November 14, 2013 there were 63,736,639 shares of Common Stock outstanding.

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

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TNI BIOTECH, INC.
BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS

Current Assets:
Cash and cash equivalents	$207,709	$313,095
Prepaids and other current assets	45,000	-
Total current assets	252,709	313,095

Fixed Assets:
Computer equipment, net of accumulated depreciation
of $800 and $118 respectively	4,612	944

Intangible Assets:
Patents and licenses, net of amortization
of $3,703,633 and $1,570,114, respectively (Note 7)	19,265,260	18,688,270

Deposits	17,435	24,928
Total assets	$19,540,016	$19,027,237

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$629,797	$286,698
Payable to officer	76,000	76,000
Accrued liabilities	654,892	427,211
Current portion patent liability	185,000	200,000
Notes payable	857,197	432,363
Total current liabilities	2,402,886	1,422,272

Non-current Liabilities:
Notes payable related party	121,128	121,128
Long-term portion patent liability	-	140,000
Total non-current liabilities	121,128	261,128
Commitments and contingencies (note 8)
Total Liabilities	2,524,014	1,683,400

Stockholders' Equity:
Common stock - par value $0.001; 500,000,000 shares authorized;
62,589,869 and 45,489,368 shares issued and outstanding respectively	62,589	45,489
Additional paid in capital	272,668,542	196,632,775
Stock issuances due	1,508,835	3,690,960
Prepaid services	(20,967,754)	(6,082,771)
Accumulated deficit	(236,256,210)	(176,942,616)
Total stockholders' equity	17,016,002	17,343,837
Total liabilities and stockholders' equity	$19,540,016	$19,027,237

The accompanying notes are an integral part of these financial statements.

TNI BIOTECH, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September, 30 2013	September 30, 2012	September, 30 2013	September 30, 2012

Revenues, net	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	12,608,401	280,456	33,461,690	569,121
Research and development expense	6,412,711	26,514	15,510,310	26,514
Depreciation and amortization expense	719,040	10,863	2,134,231	11,012
Total operating expenses	19,740,152	317,833	51,106,231	606,647

Loss from operations	(19,740,152)	(317,833)	(51,106,231)	(606,647)

Other income (expense):
Interest expense	(205,416)	-	(1,098,868)	-
Loss on settlement of debt		-	(7,108,495)	-
Total other income (expense)	(205,416)	-	(8,207,363)	-

Loss from continuing operations	(19,945,568)	(317,833)	(59,313,594)	(606,647)

Gain from discontinued operations			-	260,746

Net Loss	$(19,945,568)	$(317,833)	$(59,313,594)	$(345,901)

Basic and diluted loss per share:
Loss from continuing operations	$(0.34)	$(0.01)	$(1.08)	$(0.03)
Gain from discontinued operations	-	-	-	0.01
	$(0.34)	$(0.01)	$(1.08)	$(0.02)

Weighted average number of shares outstanding	59,334,545	30,853,117	55,127,859	19,706,741

The accompanying notes are an integral part of these financial statements.

TNI BIOTECH, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2013
(Unaudited)

	Common Stock		Additional Paid	Stock to	Prepaid	Accumulated
	Shares	Amount	in Capital	Be Issued	Services	Deficit	Total

Balance, December 31, 2012	45,489,368	45,489	196,632,775	3,690,960	(6,082,771)	(176,942,616)	17,343,837

Issuance of common stock for prepaid services	10,228,000	10,228	51,193,872		(51,204,100)		-

Return of Stock for prepaid services	(350,000)	(350)					(350)

Amortization of prepaid services					36,319,117		36,319,117

Issuance of common stock for Jill Smith/LDN License	300,000	300	2,714,700	(2,715,000)			-

Issuance of common stock for Penn State License	300,000	300	2,549,700				2,550,000

Issuance of common stock issued for Charitable Donation	100,000	100	749,900				750,000

Issuance of common stock in exchange for debt	1,545,833	1,546	7,128,615				7,130,161

Issuance of common stock for loan expenses and interest	297,500	297	1,078,114	54,750			1,133,162

Issuance of common stock for cash and exercise of warrants	4,679,168	4,679	3,688,809				3,693,488

Issuance and modification of common stock warrants			6,932,057				6,932,057

Stock to be issued				478,125			478,125

Net loss						(59,313,594)	(59,313,594)

Balance, September 30, 2013	62,589,869	$62,589	$272,668,542	$1,508,835	$(20,967,754)	$(236,256,210)	$17,016,002

The accompanying notes are an integral part of these financial statements.

TNI BIOTECH, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	Sepember 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,313,594)	$(342,671)
(Gain) loss from discontinued operations	-	260,746
Loss from continuing operations	(59,310,364)	(606,647)

Adjustments to reconcile loss from continuing operations to
net cash flows used in operating activities:
Depreciation	682	327
Amortization	2,133,549	10,685
Amortization of stock issued for prepaid services	36,318,767	53,745
Loss on settlement of debt	7,055,994
Stock warrant expense	6,932,057
Stock issued for donation	750,000
Stock issued for interest	1,133,162
Changes in operating assets and liabilities:
Accrued liabilities	227,681	125,876
Prepaid and other current assets	(37,507)	27,700
Accounts payable	343,098	82,850
Net cash used in operating activities
from continuing operations	(4,456,111)	(305,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(4,350)	(1,062)
Purchase of Penn State License	(160,539)
Net cash used in investing activities
from continuing operations	(164,889)	(1,062)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock warrants	3,640,363
Proceeds from sale of stock	531,250	212,680
Proceeds from notes payable	499,001	250,400
Payments made on patent liability	(155,000)	(15,000)
Net cash provided by financing activities
from continuing operations	4,515,614	448,080

Net increase (decrease) in cash	(105,386)	141,554
Cash at beginning of year	313,095	12
Cash at end of year	$207,709	$141,566

The accompanying notes are an integral part of these financial statements.

TNI BIOTECH, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	September 30, 2013	September 30, 2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued liabilities for purchase of Smith LDN patent	$2,715,000	$-

Conversion of debt and accrued interest to common stock	$74,167	$-

Common shares issued for Penn State License	$2,550,000	$-

Common shares issued for prepaid services	$51,204,100	$-

7a

TNI BioTech, Inc.
Notes to the Financial Statements
September 30, 2013
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

TNI BioTech is a biopharmaceutical company focused on developing and commercializing therapeutics to treat cancer, HIV/AIDS and autoimmune diseases by combating these chronic and often life-threatening diseases through the activation and rebalancing of the body’s immune system. The Company has been developing active and adoptive forms of immunotherapies through the acquisition of patents, INDs (investigational new drug) and clinical data and all proprietary technical information, know-how, procedures, protocols, methods, prototypes, designs, data and reports, which are not readily available to others through public means, and which are owned, generated or developed through experiments or testing by Dr. Plotnikoff, Professor Shan, Dr. Bernard Bihari, Dr. Ian Zagon, Dr. Jill Smith, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky. The Company currently has offices in Frederick, Maryland and Orlando, Florida.

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings and short-term debt. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at September 30, 2013 was not sufficient to meet the cash requirements to fund planned operations through September 30, 2014 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss from operations of $59,313,594 and has used cash and cash equivalents for operations in the amount of $4,456,111 during the nine months ended September 30, 2013, resulting in stockholders’ equity of $17,016,002.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), as amended for interim financial information. The financial information as of December 31, 2012 is derived from the audited financial statements presented in the Company’s Form 10 Registration Statement filed with the Commission on April 22, 2013 and the Amended Registration Statements on Form 10-/A filed on June 7, 2013, July 18, 2013, August 23, 2013, September 25, 2013, and October 11, 2013 for the year ended December 31, 2012. The unaudited interim financial statements should be read in conjunction with the Company’s Form 10 Registration Statement, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2012 and 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended September 30, 2013 are not necessarily indicative of results for the full fiscal year.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, “Financial Instruments,” the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  Cash, accounts payable, payable to officer, and patent liability are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments.   The carrying value of notes payable to a related party also approximate fair value since they bear market rates of interest and other terms.  None of these instruments are held for trading purposes.

Computer Equipment

Computer equipment is stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense from continuing operations for the nine months ended September 2013 and 2012 was $682 and $327, respectively.

Intangible Assets

Costs incurred to acquire and/or develop the Company’s product licenses and patents are capitalized and amortized by straight-line methods over estimated useful lives of seven to sixteen years. Intangible assets are stated at the lower of cost or estimated fair market value.  During the nine months ended September 30, 2013, the Company capitalized $2,710,539 of such costs incurred for the acquisition of the Company’s patents. (See Note 10 of the Company’s Form 10 Registration Statement).  Amortization expense for the nine months ended September 30, 2013 and 2012 was $2,133,549 and $10,685, respectively.  The Company estimates its amortization expense related to these assets will approximate $2,800,000 each year for the next five years.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360, “Property, Plant and Equipment.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.  No impairment losses were recognized for the nine months ended September 30, 2013 or for the corresponding period in 2012.

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

Share-Based Compensation and Issuance of Stock for Non-Cash Consideration

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

The Company has an outstanding note payable to K-C Operations (an unrelated party) issued on October 15, 2009. The balance as of September 30, 2013 and December 31, 2012 was $326,333 and $398,000, respectively. The note matured on October 31, 2010 and accrues interest at a rate of 6% per annum and is convertible to shares of common stock at a rate of $0.20 per share.

The Company has an outstanding note payable to Robert Johnson (former officer and director) issued on September 30, 2006 with a balance as of September 30, 2013 and December 31, 2012 of $21,547 and $21,547, respectively. The note matured on September 30, 2007 and is convertible to shares of common stock at a rate of $0.20 per share.

The Company has an outstanding note payable to Lexicon (an unrelated party) issued on January 15, 2009.  The note is due upon demand.  The balance as of September 30, 2013 and December 31, 2012 was $10,317 and $12,817, respectively.  The note bears an interest rate of 6% per annum and is convertible to shares of common stock at a rate of $0.01 per share.

During the nine months ended September 30, 2013, the Company issued 1,545,833 shares of common stock for the retirement of $74,167 of promissory notes payable and accrued interest.  The Company recognized a loss on conversion of the above debt of $7,108,495 and $0 in the nine months ended September 30, 2013 and 2012 respectively.

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

As of September 30, 2013 and September 30, 2012, the Company was authorized to issue 500,000,000 common shares at a par value of $0.001 per share.

Stock Warrants

Using the Black-Scholes Model, the Company calculated the fair value of $6,932,057 for stock warrants issued during the nine months ended September 30, 2013. Variables used in the Black-Scholes option-pricing model, include (1) a discount rate of 0.71%, (2) an expected remaining life between 2 and 5 years and (3) expected volatility of 130%.

During the third quarter of 2013, the Company issued 1,652,500 shares of its restricted common stock through common stock purchase warrant exercises. The warrants were exercised at a price of $0.50 per share and the Company received proceeds of $826,250 for equity from the exercise of the warrants.

Following is a summary of outstanding stock warrants at September 30, 2013 and December 31, 2012 and activity during the periods then ended:

	Number of Shares	Exercise Price	Weighted Average Price

Warrants as of December 31, 2012	7,260,000	$1.00 – 1.50	$1.02

Issued in nine months ended September 30, 2013	2,567,918	$1.00 – 1.50	$2.56

Expired	–	–

Exercised	3,324,168	$0.50 – 0.75	$0.63

Warrants as of September 30, 2013	6,503,750	$1.00 – 1.50	$1.83

Summary of outstanding warrants as of September 30, 2013:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)
Second Quarter 2015	1,025,000	$2.00-3.00	1.8
Third Quarter 2015	221,250	$2.00-3.00	2.0
Second Quarter 2016	337,500	$1.50	2.8
Third Quarter 2017	985,416	$1.00	4.0
Fourth Quarter 2017	3,491,666	$1.00-1.50	4.3
First Quarter 2018	229,584	$15.00	4.5
Second Quarter 2018	33,334	$15.00	4.8

5. Stock Compensation

Founders’ Shares and Shares Issued for Services

During the nine months ended September 30, 2013, the Company issued 10,228,000 shares of common stock for prepaid services, which included founder shares.  The Company valued these shares based upon the fair value of the common stock at the date of the agreements.  The consulting fees are amortized over the contract periods, which are typically twelve months.  The Company recognized an expense from common stock issued for services of $17,101,965 and $0 for the nine months ended September 30, 2013 and 2012, respectively. The amortization of prepaid services totaled $36,318,767 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

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

These financial statements reflect the results of Resorts Club as a discontinued operation for all periods presented.

The net sales and earnings of discontinued operations were as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2013	2012	2013	2012

Net Sales	-	-	-	-

Earnings before Income Taxes	-	-	-	260,746

Income Taxes	-	-	-	-

Net Earnings from Discontinued Operations	-	-	-	260,746

Cash flows from operating and investing activities of discontinued operations for the nine months ended September 30, 2013 and 2012 were $0 and $260,746, respectively.

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

Patent License Agreements

On August 13, 2012, the Company signed a License Agreement with Ms. Jacqueline Young for the intellectual property developed by Dr. Bernard Bihari relating to treatments with opioid antagonists such as naltrexone and Met-enkephalin for a variety of diseases and conditions including malignant lymphoma, chronic lymphocytic leukemia, Hodgkin’s lymphoma, and non-Hodgkin’s lymphoma, chronic herpes virus infections, chronic herpes viral infections such as chronic genital herpes caused by the herpes simplex virus Type 2 and chronic infections due to the Epstein-Barr virus and a treatment method for humans infected with HTLV-III (AIDS) virus including patients clinically diagnosed as suffering from AIDS and those suffering from AIDS-related complex (ARC).  The Bihari patents were acquired in exchange for 540,000 shares of the Company’s common stock with a fair market value of $972,000 and assumed liabilities of $400,000 which is payable to Ms. Young over a twenty-four month period in equal installments to reimburse her for the costs of a New York City office in accordance with the patent license agreement.  The patent liability at September 30, 2013 totaled $185,000. The cost of the patent totaled $1,372,000.  Additionally, the Company will pay the licensor a royalty payment of 1% of gross MENK sales and pay a 1% sublicense fee on any sublicense revenue.

On December 24, 2012, the Company signed an agreement for the acquisition of patent rights for the intellectual property of Dr. Jill Smith and LDN Research Group, LLC (the “Patent License Agreement”), whose members are Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky and orphan drug designation by the FDA to a novel late-stage drug, trademarked “LDN,” for the treatment of Pediatric Crohn’s disease. The patent covers methods and formulations for treatment of the inflammatory and ulcerative diseases of the bowel, using naltrexone in low doses as an opioid antagonist. Endogenous opioids and opioid antagonists have been shown to play a role in stimulating and rebalancing the immune system and the healing and repair of tissues. These patents were acquired in exchange for 300,000 shares of the Company’s common stock with a fair value of $2,715,000 and expenses of $165,384, which totaled $2,880,384.  The Company has an exclusive, worldwide license to make, have made, use, lease, import, offer for sale and sell Licensed Products and to use the method under the patent rights. The agreement will terminate on the expiration or abandonment of the last patent to expire or ten years after the sale of the first licensed product. The Company may terminate the agreement upon 90 days’ written notice, provided all sublicenses are terminated and all amounts due and owing are paid to the licensor parties. The licensor parties may terminate the agreement ten days' after notice to the Company if the Company is ten days late in payment or there is a breach that remains uncured for ten days after written notice of such breach.

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

The Company signed an exclusive licensing agreement with The Penn State Research Foundation on January 18, 2013 to license all of the intellectual property developed by Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Dr. Jill P. Smith for the treatment of cancer titled “Opioid Growth Factor and Cancer” and “Combination Therapy with Opioid Growth Factor and Taxanes for the Treatment of Cancer” (the “Licensing Agreement”).  These licenses were acquired in exchange for 300,000 shares of the Company’s common stock with a fair value of $2,550,000 and expenses of $160,539, which totaled $2,710,539.

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

The Licensing Agreement calls for TNI BioTech to (a) use commercially reasonable efforts to develop, commercialize, market and sell Licensed Products in a manner consistent with the Business Plan; (b) expend a minimum of $110,000 (per annum) to develop and commercialize Licensed Products as soon as practicable, consistent with sound business practices and judgment; (c) be responsible for obtaining all requisite regulatory approvals needed to use or sell Licensed Products in the Field of Use; and (d) make the first commercial sale of a Licensed Product by December 31, 2016.

The Licensing Agreement provides that the Company must make an initial license fee of $100,000 and the issuance of 300,000 shares and an annual license maintenance fee in the low ten thousand dollar amount range. The Company will also make payments to licensor upon the achievement of certain milestone events such as initiations of Phase II or Phase III clinical trials in a low hundred thousand dollar amount, acceptance of the NDA by the FDA in a low hundred thousand amount and FDA approvals in a high hundred thousand dollar amount. The Company will issue shares upon reaching certain milestones including the issuance of a mid ten thousand amount of shares upon the first dosing of patients in clinical trials, the issuances of a low hundred thousand number of shares upon the initial sale of a licensed product and a milestone fee of a low hundred thousand share amount upon reaching sales of $20 million in cumulative sales. If the Company achieves all of the milestones, an additional $1,350,000 will be paid and an additional 375,000 shares will be issued.

The Company will also pay the licensor a percentage of net sales in the mid single digit range of the licensed products each quarter subject to a minimum royalty payment in the low hundred thousand dollar range. The Company must also pay the licensor a low double-digit percentage of any payments received from any sublicenses.

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

On March 15, 2013 the Company executed a Patent License Agreement with Professor Fengping Shan.  The Company obtained exclusive rights to develop and commercialize the licensed technology.  The licensed technology is the intellectual property developed and owned by Professor Shan (i) relating to the treatment of a variety of diseases and conditions with MENK including multiple forms of lymphoma and cancer and (ii) a treatment method for humans infected with the HLTV-III (AIDS) virus including AIDS and AIDS related complex (ARC).  The licensed technology includes the methods and formulations for these treatments including but not limited to all INDs, communications with regulatory agencies, patient data, and letters relating to these treatments.  The licensed technology also includes the following patents: 200710158742.7 MENK, its application is in treating leukemia and other blood cancers; No. 200710051586.4 MENK, its application is in preparation of human and animal vaccines; No. 200610046249.1, a nasal spray formulation containing MENK; No. 201210290150.1 LDN, combined with MENK, its application is in preparation of an anticancer drug (Pending); No. 201210302259.2 LDN, combined with MENK, its application is in preparation of leukophoresis for anticancer (Pending); No. 200810229085.5 Compound MENK as a drug for colon cancer and pancreatic cancer; No. o. 200910011030.1, Naltrexone as well as analougues being anticancer drug. Under this license, the Company must issue a mid six-figure number of shares to Prof. Shan and a low hundred thousand dollar amount for the upfront license fee, and reimburse Prof. Shan for all out of pocket expenses in connection with the patents in mid five figure range. The Company will pay Prof. Shan a mid single digit percentage running royalty of gross sales subject to decreases if third party intellectual property is needed to complete such sale or product but in no event less than a high percentage of a low single digit percentage and a low single digit percentage of all sublicense revenue. This agreement shall last for the duration of each of the licensed patents however the Company may terminate the license agreement on 120 days' written notice to Professor Shan.

8. Commitments and Contingencies

Distribution and Production

Effective August 16, 2013, the Company executed a manufacturing agreement with Laboratorios Ramos, S.A. (“Laboratorios Ramos”) a current good manufacturing practice (“cGMP”) facility for IRT-103 low-dose naltrexone (“LDN”). Under the agreement, Laboratorios Ramos will produce LDN tablets, capsules and cream in accordance with the technical specifications provided by TNI, the FDA’s good manufacturing practices and the practices of Nicaragua and of any other regulatory governing body countries where the products will be exported. Laboratorios Ramos must obtain all permits and licenses necessary to carry out the manufacturing and packaging of LDN.

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

9. Related Party Transactions

Effective September 15, 2012, TNI BioTech, Inc. entered into a one-year employment agreement with Joseph Griffin, the brother of the Company's Chief Executive Officer, in which base salary, the grant of a common stock, and health insurance coverage were defined.  As a signing bonus, Mr. Griffin received 250,000 shares of restricted common stock of the Company.  For the nine months ended September 30, 2013, the Company paid gross compensation totaling $62,338.

In 2012, Webfoot, Inc., provided financing to the Company and as of September 30, 2013, the Company owed Webfoot, Inc. $121,128.  Webfoot, Inc., is owned by the son of Noreen Griffin.  On February 21, 2013, the Company entered into a formal loan agreement to evidence the amount owed on December 31, 2012.  The loan bears interest at an annual rate of 6%.  The interest is repayable at maturity.  The note matures on February 21, 2014.

In 2012, Noreen Griffin made payments on the Company's behalf covering the costs of incorporation and merger-related expenses.  At September 30, 2013, the Company owed Ms. Griffin $30,000.  On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012.  The loan bears interest at an annual rate of 6%. The interest is repayable at maturity.

In 2012, Griffin Enterprises, Inc. made payments on the Company's behalf covering the cost of incorporation and merger-related expenses.  Griffin Enterprises, Inc. is wholly-owned by Noreen Griffin.  At September 30, 2013, the company owed Griffin Enterprises, Inc. $46,000.  On February 21, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012.  The loan bears interest at an annual rate of 6%. The interest is repayable at maturity.

On January 3, 2013, the Company formalized the terms under which Kelly O’Brien Wilson, the daughter-in-law of the Company's Chief Executive Officer has been employed. Ms. Wilson had been working with the Company in 2012 and her three-year employment agreement is effective as of December 1, 2012. The agreement was amended on September 1, 2013. The terms of the agreement define her base salary, a grant of a common stock, and health insurance coverage.  As a signing bonus, Ms. Wilson is entitled to receive 50,000 shares of common stock of the Company. For the nine months ended September 30, 2013, the Company paid gross compensation totaling $63,903.  Ms. Wilson has not received the 50,000 shares of common stock that were part of her original agreement and previously disclosed in our Form 10 Registration Statement.

10. Subsequent Events

The following is a schedule of shares issued subsequent to September 30, 2013.

Shares

Shares issued for default on promissory notes	90,000
Shares issued to investors	48,000
Shares issued for warrant exercise	837,500
Shares issued for debt conversion	150,000

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

TNI BioTech is a biopharmaceutical company focused on developing and commercializing therapeutics to treat cancer, HIV/AIDS and autoimmune diseases by combating these chronic and often life-threatening diseases through the activation and rebalancing of the body’s immune system. The Company has been developing active and adoptive forms of immunotherapies through the acquisition of patents, INDs (investigational new drug) and clinical data and all proprietary technical information, know-how, procedures, protocols, methods, prototypes, designs, data and reports, which are not readily available to others through public means, and which are owned, generated or developed through experiments or testing by Dr. Plotnikoff, Professor Shan, Dr. Bernard Bihari, Dr. Ian Zagon, Dr. Jill Smith, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky. The Company currently has offices in Frederick, Maryland and Orlando, Florida.

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

The Company has entered into a relationship with a number of groups including: GB Oncology & Imaging Group, LLC, the Brewer Group, AHAR Pharma, as well as a number of United States doctors that own and operate clinics in the United States and Nigeria. We are also working with large employers who operate on-site clinics.

In November 2012, TNI signed an exclusive distributor agreement with G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings LLC for the Federal Republic of Nigeria. Under the terms of the agreement, G-Ex Technologies/St. Maris Pharma & GB Pharma Holdings LLC will have exclusive marketing and distribution rights to IRT-103 LDN and LDN cream in Nigeria.

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

TNI, in conjunction with GB Energie LLC, under the leadership of Dr. Gloria B. Herndon, established GB Oncology and Imaging Group LTD (“GBOIB”) to meet the demands for oncological and infectious diseases expertise. Dr. Herndon has been involved in healthcare related issues in Africa since the mid 1990s and is a consulting resource for the National Institute of Health (“NIH”) regarding the impact of the HIV/AIDS pandemic on the insurance industry and the dissemination of AIDS-related information to the United States Department of State. The goal of TNI/GBOIG, together with the ministries of health across Africa, is to provide better access to and public awareness of the prevention, diagnosis and treatment of cancer and chronic infectious diseases. TNI plans to work with onsite clinics which will permit TNI to complete patient assessments at little or no cost and prescribe treatments used to modulate the immune system of the patients with various chronic diseases, especially HIV/AIDS and/or cancer so that it decreases the inflammatory attack on normal cells and allows an improvement in normal functions of the nerves or gastrointestinal cells. As a result, treatment with LDN is potentially synergistic in combination with current drugs for autoimmune diseases such as Crohn’s disease. In advanced cases, the patients can be transferred to TNI’s offsite treatment facility for further evaluation and treatment, where they can benefit from TNI’s patented technology and therapies.

Through these clinics, TNI intends to begin delivery of Lodonal IRT-103, the Company’s proprietary LDN, for the treatment of HIV/AIDS and/or cancer in 2013. The contract with the Republic of Malawi calls for 25,000 pills a day, increasing to 500,000 pills a day within 24 months. TNI anticipates people will take IRT-103 365 days a year. The contracts with Equatorial Guinea will begin with about 10,000 people per day growing to about 125,000 people per day over the next two years.

TNI is focused on our lead therapies designed for the treatment of cancer, HIV/AIDS, Crohn’s disease, fibromyalgia and MS. Management believes there are clear market opportunities with a significant amount of unmet needs and a robust potential for partnering activities.

Distribution and Production

On April 23, 2013, TNI has entered into a contract for the supervision and inspection of manufacturing processes with ViPharma. The supervision and manufacturing agreement provides ViPharma with exclusive rights to supervise and inspect all manufacturing processes of LDN in Latin America. The initial term of the agreement is ten years with automatic five-year renewal terms provided neither party is in breach. The agreement may be terminated by (i) mutual agreement, (ii) in the event of a breach after a 45 day cure period or (iii) by either party upon provision of written notice at least 90 days before the end of the agreement, provided however that if TNI terminates the contract without cause it will be required to pay ViPharma a penalty.

TNI executed a manufacturing agreement with Laboratorios Ramos, S.A. (“Laboratorios Ramos”), a current good manufacturing practice (“cGMP”) facility, for IRT-103 LDN effective August 16, 2013. Under the agreement, Laboratorios Ramos will produce LDN tablets, capsules and cream in accordance with the technical specifications provided by TNI, the FDA’s good manufacturing practices and the practices of Nicaragua and of any other regulatory body governing the countries where the products will be exported. Laboratorios Ramos must obtain all permits and licenses necessary to carry out the manufacturing and packaging of LDN. The manufacturing agreement has a one-year term, renewable by a signed agreement by the parties at least 60 days before the expiration of the agreement. The agreement may be terminated earlier through mutual agreement or upon expiration of a 30-day cure period following notice from the non-breaching party to the breaching party of a material failure of the obligations under the agreement. Additionally, TNI may terminate the agreement upon at least 30 days written notice if Laboratorios Ramos does not act in strict accordance with the technical specifications provided by TNI and with the FDA’s good manufacturing practices or those of any regulatory body of the importing countries.

Meeting with FDA Regarding LDN

In May 2013, the Company received confirmation of a Type C meeting with the FDA to discuss the Phase 3 clinical development program for a proposed 505(b)(2) application for Low Dose Naltrexone (“LDN”) in the treatment of adults and pediatric patients with Crohn’s disease. The meeting was held on June 26, 2013 and the Company received the minutes from the meeting on July 17, 2013. The Company presented its development plan to the FDA that supports its Phase III clinical studies and NDA filing. After conclusion of the Type C meeting, the Company plans to move into Phase III clinical studies in early 2014.

Meeting with FDA Regarding MENK

The Company received confirmation of a Type B meeting with the FDA on August 20, 2013 to discuss the Phase 3 clinical development program and CMC plans for Met-enkephalin in combination with gemcitabine in the treatment of pancreatic cancer.

Subsidiaries

TNI, a Florida corporation, formed its United Kingdom subsidiary, TNI BioTech, LTD (the “Subsidiary”) on August 6, 2013. TNI BioTech, LTD received approval to be considered an enterprise micro, small or medium-sized enterprise (“SME”) with the European Medicines Agency (“EMA”) on August 21, 2013. The designation provides the Company with significant discounts when holding meetings or submitting filings to the EMA. On September 19, 2013, TNI BioTech, LTD submitted a pre-submission package to the EMA regarding Crohn’s Disease. The EMA granted the Company a meeting that took place on September 27, 2013. The Company is eligible to benefit from the provisions for administrative and financial assistance for SMEs set out in Regulation (EC) No 2049/2005.

Agreements

TNI BioTech International, Ltd., a wholly-owned subsidiary of TNI executed a Distribution Agreement effective September 17, 2013 with AHAR Pharma, a company formed under the laws of the Federal Republic of Nigeria (the “Distributer”). Subject to the terms and conditions of the Agreement, the Distributer will distribute the Company’s low-dose naltrexone under the name Lodonal™ throughout Nigeria on an exclusive basis.

Results of Operations – Six Months Ended June 30, 2013

Revenues

We had no revenues from operations for the period ending September 30, 2013 and for the years ended December 31, 2012 and 2011. We do not anticipate having any significant future revenues until we have sufficiently funded operations.

Operating Expenses

Selling, general and administrative

Selling, general and administrative ("SG&A") expenses were $33,461,690 for the nine months ended September 2013, compared to $565,891 for the corresponding period in 2012.

In the nine months ended 2013, total cash spent on SG&A was $3,371,286, compared to $565,891 for the corresponding period in 2012.  Significant cash items included consulting services ($1,003,133 in 2013, compared to $76,745 for the nine months ended September 30, 2012), professional fees ($827,282 in 2013, compared to $54,816 in 2012), payroll ($795,308 in 2013, compared to $283,253 in 2012), and travel ($315,710 in 2013, compared to $290 in 2012).  In addition, the Company recorded non-cash SG&A expenses of $30,087,174 in the nine months ended September 2013 ($4,230 in 2012), comprised mainly of costs of issuance of shares for services ($22,388,033 in 2013, compared to $0 in 2012) and stock warrants ($6,950,655 in 2013, compared to $0 in 2012). The increase year over year in SG&A expense was attributable primarily to increased sales and marketing activities to promote the sale of the Company's products in South America and Africa, and the cost of raising additional equity to fund ongoing operations and business development.

Research and development

Research and development ("R&D") expenses were $15,510,310 for the nine months ended September 2013, compared to $26,514 for the corresponding period in 2012.

In the nine months ended 2013, total cash spent on R&D was $1,460,816, compared to $26,514 for the corresponding period in 2012.   Significant cash items included contracted technical services ($823,984 in 2013, compared to $22,500 for the nine months ended September 30, 2012), professional fees ($71,592 in 2013, compared to $0 in 2012), payroll ($327,335 in 2013, compared to $0 in 2012), and travel ($40,931 in 2013, compared to $1,503 in 2012). In addition, the Company recorded non-cash R&D expenses of $14,049,394 in the nine months ended September 2013 ($0 in 2012), comprised mainly of costs of issuance of shares for services. The increase year over year in R&D expense was attributable primarily to the increase in R&D required to launch new clinical trials and implement the Company's product development program.

Depreciation and amortization

Depreciation and amortization expense was $2,134,231 for the nine months ended September 2013, compared to $11,012 for the corresponding period in 2012.  The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements.  The increase year over year in depreciation and amortization expense reflects the fact that most of the Company's patents and licenses were acquired after October 1, 2012.

Interest Expense

Interest expenses are comprised of loan origination fees and interest owed by the Company. Interest expense for the nine months ended September 30, 2013 was $1,098,868 compared to $0 for the corresponding period in 2012. Higher interest expense in 2013 reflects the increase in the amount of interest-bearing notes payable outstanding in 2013.

Loss on settlement of debt

In the nine months ended September 30, 2013, certain lenders to the Company exercised their rights to convert all or a portion of their notes payable to equity. The Company recorded an expense of $7,108,495, reflecting the fair value of the stock issued in exchange for the notes. There was no expense in the corresponding period in 2012.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $207,709 at September 30, 2013, compared to $313,095 at December 31, 2012.

Our cash reserves will not be sufficient to meet our operational needs and we need to raise additional capital to pay for our operational expenses and provide for capital expenditures. In addition to the Company's operational expenses, which are estimated at $400,000 per month, we estimate that we need approximately $7-15 Million in the next twelve months to fully develop our products and for Phase III clinical trials for Crohn’s disease. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the nine months ended September 30, 2013 and 2012, net cash used in operating activities from continuing operations of $4,456,111 and $305,464, respectively. For the nine months ended September 30, 2013 and 2012, net cash used in investing activities from continued operations of $164,889 and $1,062, respectively. The change in 2013 is due to the purchase of computer equipment and payment for the Penn State License.

During  the nine months ended September 30, 2013 proceeds from the exercise of stock warrants totalled $3,640,363 compared to $0 for the corresponding period in 2012. Proceeds from stock sales were $531,250 in 2013 compared to $212,680 in 2012. We also generated $449,001 from the sale of notes payable for the nine months ended September 30, 2013 compared to $250,400 for the same period in 2012.

Research Operations

We continue to build our research and development (“R&D”) organization and capabilities focusing primarily on new uses for opioid-related immunomodulatory therapies, such as low-dose naltrexone (“LDN”) and Met-enkephalin (“MENK”). These therapies stimulate and otherwise alter the immune system in such a way that provide the potential to treat a variety of diseases that have abnormalities in the immune system.

Our R&D priorities include development of methionine-enkephalin (MENK, IRT-101), a small synthetic peptide that is naturally occurring in the body, and low dose naltrexone (LDN, IRT-103), an opioid receptor antagonist.  Our pipeline provides two therapies with an extremely wide range of indications that can be pursued.  Both molecules have the ability to balance and/or correct the immune system in order to treat a variety of autoimmune diseases including multiple sclerosis, immune disorders such as Crohn’s disease, cancer, and viral infections such as HIV/AIDS.

Our R&D is overseen and managed internally, working with individuals, universities, and Contract Research Organizations (CROs) in order to utilize patents that we have licensed or acquired since our inception.  We continue to seek to expand our pipeline by reviewing other compounds, technologies or capabilities. We also seek out promising compounds and innovative technologies developed by third parties to incorporate into our discovery and development processes or projects.

Drug discovery and development is time-consuming, expensive and unpredictable. According to the Pharmaceutical Research and Manufacturers of America (PhRMA), out of 5,000-10,000 screened compounds, only 250 enter preclinical testing, five enter human clinical trials and one is approved by the FDA. The process from early discovery or design to development to regulatory approval can take more than 10 years. Drug candidates can fail at any stage of the process, and candidates may not receive regulatory approval even after many years of research.

As of June 30, 2013, we had two compounds (IRT-101 and IRT-103) in research and development.  We currently have two active development programs in oncology and Crohn’s disease; both moving into Phase 3 clinical trials in early 2014.

Research and Development (R&D) Expenses

	Three Months Ended			Six Months Ended
(in US Dollar Millions)	September 30, 2013	September 30, 2012	% Change	June 30, 2013	June 30, 2012	% Change
Research and development expenses	$6,413	$27	23,519%	$15,510	$27	57,344%

The Company's R&D activities commenced in the third quarter of 2012, the Company having only completed the initial acquisition of MENK-related patents required for research in the second quarter of that year.

The Company's R&D efforts were focused in the first nine months of 2013 on the development of two products - LDN and MENK - for use in opioid-related immunomodulatory therapies.  In the first nine months of 2013, the Company reported R&D expenditures of $15,510,310.  Approximately 75% of that amount was spent on the development of LDN, the balance on MENK.

The following table provides information about significant regulatory actions by, and filings pending with the FDA and regulatory authorities in the European Union, as well as additional indications and new drug candidates in late-stage development.

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT

CANDIDATE	INDICATION

IRT-101	Pancreatic Cancer
IRT-103	Crohn’s Disease

Summary

Our ability to continue as a going concern is dependent entirely on raising funds through the sale of equity or debt. We anticipate that we will continue our attempt to raise capital through private equity and debt transactions, develop a credit facility with a lender, or the exercise of options and warrants; however, such additional capital may not be available to us at acceptable terms or available at all. In the event that we are unable to obtain additional capital, we would be forced to cease operations altogether.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2013, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Management assessed the effectiveness of the internal controls over financial reporting as of September 30, 2013, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of September 30, 2013, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Registration Statement on Form 10, filed with the SEC on April 22, 2013 and the Amended Registration Statements on Form 10-/A filed on June 7, 2013, July 18, 2013, August 23, 2013, September 25, 2013 and October 11, 2013. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between July 1, 2013 and September 30, 2013, various warrant holders purchased an aggregate total of 1,652,500 shares of TNI BioTech, Inc. (the “Company”) at an exercise price of $0.50 per share. In addition, the Company sold an aggregate sum of 465,000 shares of its common stock at $1.25 and $1.00 per share pursuant to a private placement (the “Private Placement”). In total, the Company received $826,250 as consideration for the exercise of the previously-issued warrants (the “Warrants”) and $531,250 for the purchase of common stock under the Private Placement, for an aggregate sum of $1,357,500.

The issuance of the Company’s common stock in connection with the Warrants and Private Placement was completed in a private transaction by the Company not involving any public offering pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The shares purchased under the Warrants and Private Placement were issued bearing restrictive legend and may not be resold by the purchasers unless such shares are registered or an exemption from registration is available. The Company determined, based on representations of the investors, that the investors were “accredited investors” as defined under Rule 501(a) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

African Contracts

In the African countries where the Company currently has contracts, international laws require the exporting company provide a certificate of Free Sale. It has taken TNI BioTech longer than anticipated to obtain the certificate of Free Sale, which has delayed the shipments of products to Africa.

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

Meeting with FDA Regarding LDN

In May 2013, the Company received confirmation of a Type C meeting with the FDA to discuss the Phase III clinical development program for a proposed 505(b)(2) application for Low Dose Naltrexone (“LDN”) in the treatment of adults and pediatric patients with Crohn’s disease. The meeting was held on June 26, 2013 and the Company received the minutes from the meeting on July 17, 2013. The Company presented its development plan to the FDA that supports its Phase III clinical studies and NDA filing. After conclusion of the Type C meeting, the Company plans to move into Phase III clinical studies in early 2014.

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

TNI BioTech, Inc.

Date: November 14, 2013	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer