Form 10-K
period 2013-12-31
TNI BIOTECH, INC.
filed 2014-03-31
CIK 1559356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the transition period from ______________to________________

Commission File No. 000-54933

TNI BIOTECH, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3226705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

618 East South Street Suite 500 Orlando, Florida 32801
(Address of principal executive offices)

(888) 613-8802
Registrant’s telephone number, including area code:
None
Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $0.001 per share
Securities Registered Pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files).    Yes  ☐No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐     No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant's most recently completed second quarter, was $116,526,132 based on the last reported sale price of the registrant's Common Stock on the OTC Markets on that date.

As of March 26, 2014, the registrant had outstanding 84,469,639 shares of common stock, $0.001 par value per share.

Documents Incorporated By Reference:

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K are considered forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) concerning our business, results of operations, economic performance and/or financial condition, based on management's current expectations, plans, estimates, assumptions and projections. Forward-looking statements are included, for example, in the discussions about:

●	strategy;

●	new product discovery and development;

●	current or pending clinical trials;

●	our products' ability to demonstrate efficacy or an acceptable safety profile;

●	actions by the FDA and other regulatory authorities;

●	product manufacturing, including our arrangements with third-party suppliers;

●	product introduction and sales;

●	royalties and contract revenues;

●	expenses and net income;

●	credit and foreign exchange risk management;

●	liquidity;

●	asset and liability risk management;

●	the outcome of litigation and other proceedings;

●	intellectual property rights and protection;

●	economic factors;

●	competition; and

●	legal risks.

Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words "expects," "anticipates," "believes," "intends," "estimates," "aims," "plans," "may," "could," "will," "will continue," "seeks," "should," "predict," "potential," "outlook," "guidance," "target," "forecast," "probable," "possible" or the negative of such terms and similar expressions. Forward-looking statements are subject to change and may be affected by risks and uncertainties, most of which are difficult to predict and are generally beyond our control. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, except as required by law, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and other applicable laws.

We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described herein, under "Risk Factors" and elsewhere in this Annual Report and in our other public reports filed with the SEC. It is not possible to predict or identify all such factors, and therefore the factors that are noted are not intended to be a complete discussion of all potential risks or uncertainties that may affect forward-looking statements. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause such differences include, but are not limited to:

●	our lack of operating history;

●	our current and future capital requirements and our ability to satisfy our capital needs;

●	our inability to keep up with industry competition;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors and our ability to raise capital;

●
our drug discovery and development activities may not result in products that are approved by the applicable regulatory authorities.  Even if our drug candidates do obtain regulatory approval they may never achieve market acceptance or commercial success;

●	our reliance on key personnel, including our ability to attract and retain scientists;

●	our reliance on third party manufacturing to supply drug for clinical trials and sales;

●	our limited distribution organization with no sales and marketing staff;

●	our being subject to product liability claims;

●	our reliance on key personnel, including our ability to attract and retain scientists;

●	legislation or regulation that may increase the cost of our business or limit our service and product offerings;

●	risks related to our intellectual property, including our ability to adequately protect intellectual property rights;

●
risks related to government regulation, including our ability to obtain approvals for the commercialization of some or all of our drug candidates, and ongoing regulatory obligations and continued regulatory review which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements; and

●	our ability to obtain regulatory approvals in foreign jurisdictions to allow us to market our products internationally.

Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements.  All forward-looking statements included in this prospectus are based on information available to us on the date of this Annual Report.  Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Annual Report.

JUMPSTART OUR BUSINESS STARTUPS ACT

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2013, the last day of our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

As an emerging growth company, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●
being permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report;

●	not being requested to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”);

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1 billion or more in annual gross revenues; (ii) the end of fiscal year 2019; (iii) our issuance, in a three year period, of more than $1 billion in non-convertible debt; and (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million on the last business day of our second fiscal quarter.

PART I

Item 1.              Business

Company Overview

TNI BioTech, Inc., (“TNI BioTech” or “the Company”) was initially incorporated in Florida on December 2, 1993 as Resorts Club International, Inc. (“Resorts Club”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on June 27, 1998. The Company began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resorts Club International, Inc. Resorts Club was the surviving corporation. On February 27, 2012, Resorts Club changed its name to pH Environmental Inc. (“pH Environmental”).

On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, pH Environmental executed a share exchange agreement for the acquisition of all of the outstanding shares of TNI BioTech, IP. The Company currently operates out of Orlando, Florida and Frederick, Maryland. In July 2012, the Company’s focus turned to acquiring patents that would protect and advance the development of new uses of opioid-related immune- therapies, such as low-dose naltrexone (“LDN”) and Methionine [Met5]-enkephalin (“MENK”). The Company’s therapies are believed to stimulate and/or regulate the immune system in such a way that they provide the potential to treat a variety of diseases.  We believe our therapies may be able to correct abnormalities or deficiencies in the immune system in diseases such as HIV infection, autoimmune disease, immune disorders, or cancer; all of which can lead to disease progression and life-threatening situations when the immune system is not functioning optimally.

In October 2012, the Company formed TNI BioTech International, Ltd., a BVI company in Tortola, British Virgin Islands.  TNI BioTech International was set up to allow the Company to market and sell Naltrexone in those countries outside the U.S. in which we have been able to obtain approval to sell the Company’s products.

In August 2013, the Company formed its United Kingdom subsidiary, TNI BioTech, LTD (the “Subsidiary”). TNI BioTech, LTD received approval to be considered a  micro, small or medium-sized enterprise (“SME”) with the European Medicines Agency (“EMA”) on August 21, 2013. The designation provides the Subsidiary with significant discounts when holding meetings or submitting filings to the EMA. On September 19, 2013, the Subsidiary submitted a pre-submission package to the EMA regarding Crohn’s Disease. The EMA granted the Subsidiary a meeting that took place on September 27, 2013. The Subsidiary is eligible to benefit from the provisions for administrative and financial assistance for SMEs set out in Regulation (EC) No 2049/2005.

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. The Company expects that the manufacturing of TNI BioTech therapies and their subsequent distribution into emerging nations will continue to be operated directly through TNI BioTech. The Company has entered into consulting arrangements with Dr. Graham Burton, M.D., Ph.D., and  Mr. Gary G. Gemignani, to focus on the clinical advancement of LDN and MENK through Cytocom.  Dr. Burton will be responsible for leading Cytocom’s global development, clinical research and medical initiatives. Mr. Gemignani will be responsible for operational and business development activities and financial management of Cytocom.

In March 2014, the Company incorporated Airmed Biopharma Limited, an Irish corporation with an address in Dublin, Ireland, and Airmed Holdings Limited, an Irish company domiciled in Bermuda. The Irish companies were set up to benefit from incentives granted by the Irish government for the establishment of pharmaceutical companies (many of the world’s leading pharmaceutical companies have located in Ireland), and so that the Company could take advantage of Ireland's status as a member of the European Union and the European Economic Area (the “Euro Zone”).  An Irish limited liability company enjoys a low corporate income tax rate of 12.5%, one of the lowest in the world. The Irish-domiciled company hopes to qualify for tax incentives for Irish holding/headquartered companies and to benefit from the network of double tax treaties that reduce withholding taxes.  TNI BioTech International will manage our international distribution, using product that is manufactured in Ireland and elsewhere.

TNI BioTech is focused on the development and commercialization of therapeutic treatments for cancer, HIV/AIDS and autoimmune diseases and immune disorders by combating these severe and fatal diseases through the stimulation and/or regulation of the body’s immune system. TNI’s growth strategy includes the near-term commercialization of its existing immunotherapies targeting cancer, Crohn’s disease and/or HIV/AIDS. Phase II dose-response studies of LDN are anticipated to begin in late 2014 to early 2015, to be followed shortly by a Phase III study.

Product Development

The drugs currently being developed by the Company include:(i) Methionine [Met5]-enkephalin (“MENK”), which is a small synthetic pentapeptide that is naturally produced in the body. Exogenous MENK is being manufactured and developed under the name “IRT-101”; and (ii) naltrexone, a small molecular weight chemical entity that is being developed in low doses under the name “IRT-103.” Both IRT-101 and IRT-103 bind specifically to opioid receptors which are found not only in the central nervous system but also on other cells including immune-mediating cells, cancerous cells and epithelial cells (including those in the gastrointestinal tract) where they play a role in regulation of inflammation, growth, and mucosal repair.  Opioid receptors have been associated with most types of immune cells and chemokine receptors, where their interaction involves changes in cell proliferation, alteration of functions, and release of inflammatory cytokines.

The Company seeks to benefit patients with chronic and often life-threatening diseases through the stimulation and/or regulation of the body’s immune system. Using our patented immunotherapy, management believes that the Company’s products, technologies and patents will harness the power of the immune system to improve the treatment of cancer, HIV/AIDS, autoimmune diseases and disorders such as Crohn’s disease.

MENK

MENK is a potent endogenous opioid peptide that influences DNA synthesis and cell growth. MENK  interacts with the opioid growth factor receptor (OGFr) which has been shown in nonclinical studies to delay the cell cycle by modulating cyclin-dependent inhibitory kinase pathways. The MENK-OGFr axis is an inhibitory pathway that plays a role in the onset and progression of autoimmune diseases, viral disease (such as HIV/AIDS) and cancer. Studies have shown that the modulation of the MENK-OGFr axis can be accomplished by the administration of exogenous MENK intravenously, or through other methods such as subcutaneous administration.. By regulating this pathway with MENK, this can have a direct impact in maintaining human health and treatment of diseases ( Zagon IS, Donahue R, McLaughlin PJ. Targeting the opioid growth factor: opioid growth factor receptor axis for treatment of human ovarian cancer.  Exp Biol Med (Maywood). 2013 May; 238(5):579-87.  McLaughlin PJ, Zagon IS. The opioid growth factor-opioid growth factor receptor axis: homeostatic regulator of cell proliferation and its implications for health and disease (Biochem Pharmacol. 2012 Sep 15; 84(6):746-55).

TNI BioTech’s first acquisition was the patents and intellectual property of Dr. Nicholas P. Plotnikoff and Professor Fengping Shan in 2012. While Dr. Plotnikoff was with Oral Roberts University, he was a member of the team that developed and patented the specific application of MENK as a treatment for cancer, HIV/AIDS, and infectious diseases.

Dr. Nicholas Plotnikoff initiated and completed Phase I and Phase II clinical studies of MENK under Investigational New Drug (“IND”) protocols filed with the Food and Drug Administration (“FDA”). In these clinical trials, MENK has been shown to reduce the symptoms of early AIDS and AIDS Related Complex (“ARC”), a condition also known as pre-AIDS which includes symptoms such as fever, diarrhea, weight loss, swollen lymph nodes and herpes. In addition to the therapeutic effects of the treatments, trial reports indicated an elevation in mood of the patients treated (Bihari, B., Plotnikoff, N., Freeman, K., Dowling, J., Duguid, C., and Altmann, E., ‘‘Methionine Enkephalin in the Treatment of ARC,’’ Seventh Int. Conf. on AIDS, Florence, Italy, 1991).

A double-blind, randomized controlled Phase II study of 46 patients was performed with ARC (Bihari B, Plotnikoff NP. Methionine Enkephalin in the Treatment of AIDS-Related Complex.  CRC Press, LLC; Cytokines: Stress and Immunity. 1999; 77-91) that was designed to measure the effect of a regular weekly dosing schedule of MENK at two different dose levels. The study involved randomized assignment to three arms: (i) patients on the first arm received weekly doses of 60µg/kg of MENK (low dose) for 12 weeks; (ii) patients on the second arm received a weekly infusion of 60µg/kg of MENK (low dose) for 2 weeks, followed by 10 weekly doses of MENK at 125µg/kg (high dose) and (iii) the patients on the third arm received a placebo intravenously for 12 weeks.

The MENK treatment was generally well tolerated with no significant toxicity observed. The high dose of MENK significantly increased adaptive cell immunity resulting in increased activity of the body’s immune system (e.g. increased IL-2 receptors, CD56 NK and LAK cells, CD3, CD4 and CD8 cells) and a significant reduction in the size of lymph nodes.  One patient in the high dose group administered by rapid intravenous infusion experienced dizziness, diaphoresis, elevated blood pressure and decreased pulse rate. These signs and symptoms were responded to with supportive measures.

Recently, Professor Fengping Shan and Dr. Plotnikoff have published, in a number of peer-reviewed international journals, that MENK inhibited regulatory T-cells, increasing the functional activities of T cells and NK cells and, thus, is a key to improved cancer therapy. They additionally published results showing that MENK alone or in combination with Interleukin-2 (“IL -2”) or Interferon-γ (“IFN-γ”) can enhance the production of interferon- γ or IL-2 from CD4+T cells, respectively (Shan F, Yanjie Xia, Ning Wang, Jingjuan Meng, Changlong Lu, Yiming Meng, Nicolas P. Plotnikoff. Functional modulation of the pathway between dendritic cells (DCs) and CD4+T cells by the neuropeptide: Methionine enkephalin (MENK). Peptides 32. 2011; 929–937).  MENK also appeared to be more potent than IL -2 or IFN-γ, alone (Hua H, Changlong Lu, Weiwei Li, Jingjuan Meng, Danan Wang, NicolasP Plotnikoff, Enhua Wang and Fengping Shan. Comparison of stimulating effect on subpopulations of lymphocytes in human peripheral blood by methionine enkephalin with IL-2 and IFN-γ. Human Vaccines & Immunotherapeutics 8:8, 2012; 1082-1089), two widely known cytokines that have been approved by the FDA for marketing.

Research results indicate that MENK, at suitable doses, boosts the immune system through the following possible mechanisms:

●	increasing proliferation and functional activities of CD4+T-cells and CD8+T-cells which will play a role in anti-virus and anti-tumor activities;
●	increasing maturation of dendritic cells which will initiate and intensify T-cell responses;
●	increasing secretion of cytokines such as IL-2, TNF, IL-12 and IFN-γ which will amplify the T-cell response and mediate interaction among immune cells, forming a modulated and balanced immunity;
●	increasing functions of macrophages, resulting in enhanced cellular immunity through secreting a set of cytokines; and
●	increasing activity of NK cells which have the ability to kill cancer cells and virus-infected cells.

A team from Penn State University ("PSU"), led by Dr. Ian Zagon as the senior basic scientist and Dr. Jill Smith as the senior physician scientist, have shown that in addition to the reported immunotherapy effects of MENK, they have discovered a novel opioid receptor that is highly expressed on cancer cells and on some normal tissue cells, which selectively bind MENK and thereby has been shown to induce direct inhibition of cancer cell growth in the laboratory or in immunodeficient nude mice, and they have decided to refer to MENK as an opioid growth factor (“OGF”). Therefore, MENK has been shown to have therapeutic activity by both immune stimulating effects (binding to OGF receptors (OGFr) on immune cells to increase immune function) and direct anti-cancer inhibitory effects (binding to OGFr on cancer cells to inhibit cell growth).

Based upon published literature, the Company believes that, in oncology in particular, MENK has two possible mechanisms of actions:

1.	Immune stimulation and regulation effects; and

2.	Direct anti-cancer inhibitory effects.

Based upon data from multiple in vivo and in vitro studies conducted by Zagon et al. over the past 15 years, the onset and/or progression of some cancers may be related to defects in MENK and/or OGFr, which would promote or exacerbate tumorigenesis. These findings show there may be an advantage in up-regulating the peptide (e.g., MENK administration) to enhance anti-cancer activity (Zagon IS, Donahue RN, McLaughlin PJ. Opioid growth factor-opioid growth factor receptor axis is a physiological determinant of cell proliferation in diverse human cancers. Am J Physiol Regul Integr Comp Physiol. 2009; 297: R1154–R1161).  Further exploration and clinical trials are needed to confirm MENK’s mechanism of action and its ability to stop the growth of cancerous cells in human subjects with advanced cancer; however, supportive literature around the possible mechanism of actions for MENK are provided below.

MENK as an immune stimulator/regulator

While Dr. Nicholas Plotnikoff was a faculty member at Oral Roberts University, he discovered that all three of the classical opioid receptors are expressed on most subsets of immune cells, and that either in vitro incubation with MENK or parenteral administration of and humans, especially those with immunodeficiencies associated with cancer or HIV/AIDS, MENK in vivo increased the number and functional activities of T cells, including cytotoxic CD8+ T cells, and also natural killer (NK) cells (Plotnikoff NP, Faith RE, Murgo AJ, Herberman RB, Good RA. Methionine Enkephalin: A New Cytokine – Human Studies. Clinical Immunology and Immunopathology. February 1997; 82(2): 93-101). Following those pioneering studies, several other investigators observed that administration of MENK to mice increased CD4+ and CD+ T cells, and increased various immune functions, including cytotoxic activities of both T cells and NK cells (Wybran J, Schandené L, Van Vooren JP, Vandermoten G, Latinne D, Sonnet J, De Bruyère M, Taelman H, Plotnikoff NP. Immunologic properties of methionine-enkephalin, and therapeutic implications in AIDS, ARC, and cancer. Ann N Y Acad Sci. 1987; 496:108-14).   recently, Drs. Fengping Shan and Nicholas Plotnikoff have reported that MENK treatment of mice stimulates the cytotoxic activities of T cells and NK cells and reduces levels of T regulatory cells, and augments therapeutic effects in tumor-bearing immunocompetent mice.

MENK as an inhibitor of cancer cell growth

MENK has been found to exert a profound inhibition on the initiation and progression of human pancreatic cancer in vitro and in vivo (Zagon IS, Smith JP, McLaughlin PJ. Opioid Growth Factor (OFG) Inhibits Human Pancreatic Cancer Transplanted into Nude Mice. Cancer Letters. 1997 Jan 30; 112(2):167-175.  Zagon IS, Smith JP, Conter R, McLaughlin PJ. Identification and Characterization of Opioid Growth Factor Receptor in Human Pancreatic Adenocarcinoma. International J of Molecular Med. 2000 Jan; 5(1):77-84.). This led to the discovery that MENK interacted with a novel opioid receptor (OGFr) on human cancer cells (ovarian, SCCHN, pancreatic, colorectal and others) creating a competitive inhibition profile and subcellular location that is different from other well-known “classic” opioid receptors [mu (µ), delta (δ) and kappa (κ)].  The other “classic” opioid receptors have not been found to have any impact on cell growth; thus there is specificity in the MENK-OGFr interaction which regulates cell proliferation.  In an extensive number of experiments that have been conducted on human pancreatic cancer cells in tissue culture exposed to a variety of opioid-related compounds, MENK was the only compound that inhibited cell proliferation. Based upon data from multiple in vivo and in vitro studies conducted by Zagon et al., the onset and/or progression of some cancers may be related to defects in MENK and/or OGFr, which would promote or exacerbate tumorigenesis. These findings show there may be an advantage in up-regulating the peptide (e.g., MENK administration) to enhance anti-cancer activity.

Therefore, as opioid receptors are not only found on cancer cells, but also on most subsets of immune cells, MENK has the ability to not only inhibit cancer cell growth, but also have a direct impact on the patient’s immune system by increasing the number and functional activities of T cells and NK cells.

Zagon and McLaughlin have not recorded in any of their animal studies any side effects of MENK for non-oncological indications such as experimental autoimmune encephalomyelitis (EAE, the mouse model of multiple sclerosis) or relapse-remitting EAE (RR-EAE) with MENK being administered daily. Treatment with MENK or LDN did not exacerbate EAE and was able to halt progression of disease, reverse neurological deficits, and prevent the onset of neurological dysfunction over time (Rahn KA, McLaughlin PJ, Zagon IS. Prevention and diminished expression of experimental autoimmune encephalomyelitis by low dose naltrexone (LDN) or opioid growth factor (OGF) for an extended period: Therapeutic implications for multiple sclerosis.

LDN

Management believes clinical trials involving low-dose naltrexone (“LDN”) hold great promise for the millions of people worldwide with autoimmune diseases or disorders, central nervous system disorders or those who face cancer. Management also believes it could be the first low-cost, easy to administer therapy with minimal to no side-effects for the treatment of HIV/AIDS, autoimmune diseases and immune disorders, in particular Crohn’s disease, multiple sclerosis, and/or fibromyalgia.

Naltrexone is an orally effective opioid receptor antagonist, used as a treatment for opiate addiction. Naltrexone was originally synthesized in 1963 and patented in 1967. In 1984, the US Food and Drug Administration (FDA) approved naltrexone in a 50 mg dose as a treatment for heroin addiction. Naltrexone 50 mg film-coated tablets have been approved in Europe since at least 1989 for the treatment of opiate addiction and more recently alcohol dependency.  At lower doses (approximately 4.5 mg/day), it has been gaining popularity as a treatment for signs and symptoms of autoimmune diseases and immune disorders,  HIV/AIDS and cancer. Research studies by others have indicated that the short-term blockage of opioid receptors on circulating and tissue cells by LDN was followed by a substantial rebound in opioid receptor expression and increased levels of β-endorphin and methionine-enkephalin (Zagon IS, McLaughlin PJ. Opioid antagonist modulation of murine neuroblastoma: A profile of cell proliferation and opioid peptides and receptors. Brain Res. 1989; 480:16–28.)

Oral administration of LDN has been shown to transiently (approximately  4 hours) inhibit opioid receptors which in turn provides a remaining window of approximately 20 hours for the unregulated opioids and receptors to interact (Donahue RN, McLaughlin PJ, Zagon IS. The opioid growth factor (OGF) and low dose naltrexone (LDN) suppress human ovarian cancer progression in mice. Gynecol Oncol. 2011 Aug; 122(2):382-8).

LDN has been shown to increase the levels of endogenous opioid activity, thereby having the ability to play a direct role in enhancing the human body’s stress resilience, improving psychiatric problems such as autism, in addition to being able to have a direct impact on the immune system and regulation of how the immune system works when faced with disease.   LDN is believed to facilitate the body’s own resources to slow down or combat cancers, autoimmune diseases and HIV/AIDS; thus reducing the overall impact and load on the body (Brown N, and Panksepp J. Low-dose naltrexone for disease prevention and quality of life. Med Hypotheses. 2008 Mar: 72(3):293-6.).

Naltrexone was originally patented in 1967 by the specialty pharmaceutical company Endo Health Solutions Inc. At the time, it seemed unlikely that naltrexone would be developed because the experimental drug had relatively low market potential, and naltrexone’s patent protection would likely expire before the completion of clinical trials. With the assistance of DuPont, a division of Merck & Co. that acquired Endo in 1969, the US government’s National Institute on Drug Abuse (“NIDA”) advanced naltrexone through the FDA approval process, leading to approval for marketing as a treatment for heroin addiction in a 50 mg dose in 1984. Although its patent expired that same year, naltrexone gained seven additional years of marketing exclusivity for DuPont when the FDA designated it (trademarked as Trexan) an Orphan Drug. Marketing exclusivity provides a pharmaceutical company the right to sell its drug for a certain length of time free of competition from generic versions of the drug and is often granted to encourage companies to develop a use for a drug whose patent has expired or to encourage a company to develop an already approved drug for a new use. With market exclusivity, the anticipated returns on investment are higher, improving the profitability of a drug. With funding provided by the US National Institute on Alcohol Abuse and Alcoholism (“NIAAA”) and the potential to gain three additional years of post-approval market exclusivity for naltrexone, DuPont advanced naltrexone through additional clinical trials, and gained FDA approval for a 50 mg dose (trademarked as ReVia) as a treatment for alcohol abuse in 1995. As naltrexone had already been on the market for 10 years as a treatment for heroin addiction, the FDA’s confidence in its safety resulted in approval only six months after naltrexone’s regulatory application was submitted.

Naltrexone has a black box warning for liver toxicity, which was included based on liver enzyme elevations reported with daily dosing at 100 mg-300 mg. These doses were evaluated in clinical trials for obesity; however, they have not been approved for this use. Our review of the literature and adverse effect reports in naltrexone clinical trials did not demonstrate a risk for liver damage with daily dosing at 50 mg. Although the black box warning does remain, the FDA has stated that naltrexone does not appear to be a hepatotoxin at the recommended doses for the currently approved indications. Recently, naltrexone at 4 mg and 8 mg, in combination with the anti-depressant drug, bupropion at 90 mg, was evaluated as an anti-obesity drug by Orexigen Therapeutics Inc. and submitted for FDA approval in 2010. Data from studies with the drug combination (trademarked Contrave) showed potential hepatotoxicity in 1.2% of subjects treated with Contrave (n = 3,239). [Note:  After the FDA requested a long-term study to demonstrate the daily recommended dose of the drug combination (two tablets each with 8 mg naltrexone plus 90 mg bupropion taken twice daily) does not raise the risk of heart attacks, Orexigen initiated a Phase III trial to evaluate Contrave in a study expected to enroll more than 9,000 subjects and is anticipated to be completed in 2017.]  Other than its small potential association with liver toxicity at high doses, the most common adverse effects reported with naltrexone are non-specific gastrointestinal complaints such as diarrhea and abdominal cramping.

The following table provides a summary of clinical trials for LDN that have recently been or are being conducted by Pennsylvania State University:

Title	Indication(s)	Dose	ClinicalTrials.gov Identifier / Status
Low Dose Naltrexone for Metastatic Melanoma, Castrate Resistant Prostate Cancer and Renal Cancer	Metastatic Melanoma, Castrate Resistant Prostate Cancer and Renal Cancer	5 mg/day	NCT01650350 / Currently Recruiting (verified May 2013)
Effects of Low Dose Naltrexone in Fibromyalgia	Fibromyalgia	3-4.5 mg/day	NCT00568555 / Completed June 2012 (verified June 2012)
Low Dose Naltrexone in Symptomatic Inflammatory Bowel Disease	Inflammatory Bowel Disease	4.5 mg/day	NCT01810185 / Not yet recruiting (verified June 2013)
Low-Dose Naltrexone for Glioma Patients	Malignant Glioma	4.5 mg/day	NCT01303835 / Active, not recruiting (verified January 2014)
Low-Dose Naltrexone for Depression Relapse and Recurrence	Major Depressive Disorder Depression, Unipolar Recurrence Relapse	1 mg/day	NCT01874951 / Recruiting (verified September 2013)

Significant published clinical trial evidence indicates that LDN, particularly daily dosing at 3mg - 4.5 mg, stimulates the immune system and is effective in the treatment of some immunodeficiency diseases, such as HIV/AIDS diseases, and advanced cancer as shown in the studies referenced herein. In addition, LDN has been used quite widely for treatment of a variety of autoimmune diseases and immune disorders. The first clinical trial results with LDN for immune disorders, however, were published only recently in a peer-reviewed medical journal in 2007 which evaluated LDN treatment in a pilot phase II study of 17 patients with Crohn’s disease, a form of inflammatory bowel disease that most commonly affects the ileum and the beginning of the colon. 4 Two-Thirds of patients in this study went into remission after 4.5 mg daily LDN treatment (p < 0.001), with 89% of patients overall showing some degree of response.

An open-label pilot study was conducted by Pennsylvania State University with LDN to evaluate response, safety and toxicity in adult subjects with moderate to severe, active Crohn’s disease.  Patients were treated with LDN orally each evening at a dose of 4.5 mg for 3 months. A total of 17 patients were enrolled, 16 of whom completed the study. No laboratory abnormalities were noted. The most common side effect was sleep disturbances (occurred when dosing at night, at about bed-time), occurring in seven patients (41%).

A second clinical study was conducted by Pennslyvania State University as a randomized double-blind, placebo-controlled study to test the efficacy and safety of LDN for 12 weeks in adults with moderate to severe active Crohn’s disease. Forty subjects with moderate to severe active Crohn’s disease were enrolled in the study. Randomized patients received daily oral administration LDN (4.5 mg/day) or placebo. Fatigue was the only side effect reported of statistical significance, and it was greater in subjects receiving placebo.

A pilot Phase II clinical trial was conducted by Pennsylvania State University in children with moderate to severe active Crohn’s disease. Fourteen subjects were enrolled, 12 subjects were randomized and treated with a mean age of 12.3 years (range 8-17 years). Children were randomized to placebo or LDN (0.1 mg/kg or a maximum dose of 4.5 mg) orally for 8 weeks followed by open-label treatment for an additional 8 weeks of LDN at the same dose of 0.1 mg/kg or 4.5 mg. Oral LDN was well tolerated without any serious adverse events.

Adverse Events reported to date in patients with Crohn’s Disease

Adverse Event	Phase 1 Open-label Study in Adults N=17	Phase 2 Randomized, double-blind, placebo-controlled study in Adults N=40		Phase 2 Pilot study in Children N=12 a
	LDN	Placebo	LDN	Placebo	LDN
Sleep disturbance	7	5	5	2	2
Unusual dreams	1	3	2	0	2
Insomnia	5	0	0	0	0
Nausea	1	4	4	0	1
Hair thinning/ Hair loss	1	1	0	1	0
Hair growth	0	0	1	0	0
Blurred vision	1	0	0	0	0
Irritability	1	0	0	0	0
Mood swings	1	0	0	0	0
Mild disorientation	1	0	0	0	0
Twitching	0	0	0	1	1
Headaches	0	2	4	1	0
Decreased appetite/ Loss of appetite	0	0	2	1	0
Fatigue	0	3	0	1	0
Flushed ears	0	0	0	0	1
Papules, rash	0	0	0	1	0
Double vision	0	0	0	0	1
Flatulence	0	5	6	0	0
Vomiting	0	1	3	0	0
Diarrhea	0	5	7	0	0
Abdominal Pain	0	5	5	0	0
Constipation	0	0	2	0	0

a Fourteen (14) subjects were enrolled, 12 subjects were randomized and treated
(Smith J. et al., 2007; Smith J. et al., 2011; Smith J. et al., 2013).

Pennsylvania State University researchers have also demonstrated in a mouse model of Crohn’s disease (chemically induced colitis with dextran sodium sulfate) that opioid receptor blockade by LDN resulted in less weight loss, lower disease activity index scores and less histological evidence of inflammation when compared to controls.  Furthermore, the researchers demonstrated that tissue inflammatory cytokine mRNA was reversed to baseline levels in the colons of mice treated with LDN.

Management believes in LDN’s potential treatment effects for Crohn’s disease, as the treatments currently available for Crohn’s disease do not control the disease well and there are major side effects associated with virtually all of the currently used drugs. In addition, most of these drugs are very expensive.  Management believes that LDN provides an attractive alternative. Three published clinical trials in patients with moderate to severe disease, two in adults and one in children, have shown significant disease and quality of life improvement by 12-weeks. LDN was able to reverse the inflammatory activity, promote mucosal healing, and significantly decrease histologic inflammation when compared to placebo-treated controls (Smith J. et al, 2011; Smith J. et al, 2013).  Based on these results, the Company has placed a very high priority on implementing a Phase II dose response study by late 2014 to early 2015.  By using the 505(b)(2) pathway, confirmation of efficacy in our Phase III study is expected to result in approval by the FDA.

With its increasing recognition in children and adolescents, Crohn’s disease has become one of the most significant chronic diseases that affect young people. Pediatric Crohn’s disease affects approximately 80,000 patients in the United States, and thus has led to orphan drug designation with the FDA. In addition to the common GI symptoms due to inflammation in the small and/or large intestine, children often experience growth failure, malnutrition, pubertal delay, bone demineralization, and psychological issues. Crohn’s tends to be both severe and extensive in the pediatric population with a relatively high proportion of pediatric Crohn’s patients having involvement of their small intestine, proximal to the ileum.

The 505(b)(2) Regulatory Pathway

Traditionally, pharmaceutical drugs had to be approved by the FDA under the standard 505(b)(1) regulatory pathway, which could take as long as 15 years. Now, drugs approved under 505(b)(2) may rely in part on data from existing reference drugs meaning they can be developed and achieve FDA approval in as little as 30 months with only a fraction of the number of required clinical trials and at a much lower cost.

Developing LDN using the 505(b)(2) regulatory pathway decreases the amount of development time and cost in order to obtain FDA approval. As naltrexone is an FDA-approved product for alcohol or opiate dependence, prescriptions are currently being filled for naltrexone in 50 mg doses by hundreds of local pharmacies and mail-order pharmacies around the United States.

The FDA’s 505(b)(2) pathway for approving drugs opens the door for the Company to gain FDA approval of LDN (which is used at doses of approximately 1/10th the approved dose) for new diseases. A 505(b)(2) drug application for LDN will contain full reports of clinical investigations to support the safety and effectiveness in the new indication(s); however, at least some of the information required for approval will come from studies not conducted by or for the applicant, and for which the applicant has not obtained a right of reference or use, as many of these drugs are now off-patent. With the opportunity to use previous findings of safety, the Company intends to use the 505(b)(2) pathway to study and gain approval for LDN in other diseases, with Crohn’s disease slated as its first therapeutic indication.

As there is a sufficient database of information around the safety of this product, and the reference listed drug (NDA 018932 REVIA) is being used, the FDA agreed that a 505(b)(2) application would be an acceptable approach at this time.

Intellectual Property

The Company has been developing active forms of immunotherapies through the acquisition of patents, Investigational New Drug (“IND”) Applications, clinical data and all proprietary technical information, know-how, procedures, protocols, methods, prototypes, designs, data and reports which are not readily available to others through public means, and which were owned, generated or developed through experiments or testing by Dr. Plotnikoff, Professor Shan, Dr. Bernard Bihari, Dr. Ian S. Zagon, Dr. Jill Smith, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky.

The Company’s management believes that to be successful, it was imperative to not only acquire all of the intellectual property and patents but also the scientist(s) behind their development. To date, the Company has been able to acquire many of the patents and intellectual property it was seeking, and has also been able to team up with some of the leaders in the field of immunology, experts such as the late Dr. Ronald Herberman (1940-2013), Dr. Angus Dalgleish and Dr. Joseph Fortunak.

Dr. Plotnikoff is the inventor behind a number of patents granted for cancer treatments and an adjunct to patents for autoimmune diseases including: European Patent United Kingdom, Germany, France, Ireland EP 1401471 BI Methods for inducing sustained immune response; Russian Patent Russian Federation patent number 2313364; The Patent Office of the People’s Republic of China, Application No.: 200810165784.8 China Patent CN1015113407 A The Patent Office of the People’s Republic of China ISSN: 1006-2858 CN 21-1349/R; Patent Agencies Government of India Patent, Application number 1627/KOLNP/2003 number 220265 an Enkephalin Peptide Composition; and the US Patent Pending, US Patent Application 10/146.999 e (the “Plotnikoff Patents”). The Patent Cooperation Treaty (“PCT”) enables a U.S. applicant to file a single application, known as “an international application,” in a standardized format in English in the U.S. Receiving Office (the U.S. Patent and Trademark Office) that is acknowledged as a regular national or regional filing in any state or region that is party to the PCT.

The Company entered into a Sale of Technology Agreement with Dr. Nicholas P. Plotnikoff on March 4, 2012, wherein Dr. Plotnikoff agreed to transfer and assign all of his rights, title and interest in the Plotnikoff Patents to the Company. The Company received all the production formulations and technology designs from Dr. Plotnikoff necessary for the manufacturing, formulation, production and protocols of the MENK treatment of cancer and HIV/AIDS. As consideration for entering into the Sale of Technology Agreement, Dr. Plotnikoff received 8,000,000 shares of common stock, a royalty of a single-digit percentage on all sales of MENK and was granted the position of Non-Executive Chairman of the Board of Directors.

In addition to the above patents, TNI also signed an exclusive licensing agreement for all of the intellectual property developed at Pennsylvania State University by Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Dr. Jill P. Smith for the treatment of cancer. The patents cover methods and formulations related to the treatment and prevention of cancers. More specifically, the present inventions describe the use of drugs that interact with opioid receptors (naltrexone, naloxone and the pentapeptide MENK) to inhibit and arrest the growth of cancer. Such efficacy has been discovered to be partially due to the functional manipulation of the zeta opioid receptor through exogenous and endogenous MENK. This receptor has been determined to be present in a variety of cancers, including pancreatic, ovarian, liver, head and neck, and colon cancer. US Patent Numbers 6,737,397, CA 2,557,504, US 20010046968 , US 6737397 , US 6136780 , US 20080015211 , US 20070053838 , US 8003630 , US 20110123437 , US 7807368 , US 7576180 , US 7517649 , US 20080146512 , US 7122651 , US 20060073565 , US 20050191241 , Patent No 8,003,630.

TNI also acquired the licensing rights to the patent portfolio and intellectual property developed by Dr. Bernard Bihari relating to treatments with drugs that interact with opioid receptors such as LDN and MENK for a variety of diseases and conditions including malignant lymphoma, chronic lymphocyctic leukemia, Hodgkin’s lymphoma, and non-Hodgkin’s lymphoma, chronic herpes virus infections, and chronic infections due to the Epstein-Barr virus and a treatment method for humans infected with HTLV-III (AIDS) virus including patients clinically diagnosed as suffering from HIV/AIDS and those suffering from HIV/AIDS-related complex (“ARC”). The licensed rights include all reissues or modifications, reexaminations, or other related U.S. patent filings directed to the same subject matter and the use of U.S. Patent Number 6,586,443 , U.S. Patent Number 6,384,044 , U.S. Patent Number 6,288,074 , U.S. Patent Number 5,356,900 , U.S. Patent Number 5,013,739 , U.S. Patent Number 4,888,346 .

Once the Company acquired the above patents, it was then able to sign a licensing agreement to acquire the exclusive patent rights for the intellectual property of Dr. Jill Smith and LDN Research Group, LLC, whose members include Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky. The patents cover methods and formulations for the treatment of the inflammatory and ulcerative diseases of the bowel, using naltrexone in low doses as an opioid antagonist. Endogenous opioids and opioid antagonists at low doses have been shown to play a role in stimulating and rebalancing the immune system and the healing and repair of tissues. US Patent No. 6,136,780, Patent No. US 7879870.  The Company then negotiated with Dr. Jill Smith to arrange the transfer of the Orphan Drug Designation for the use of naltrexone for the treatment of pediatric Crohn’s disease with the FDA. Dr. Smith has since transferred the IND to TNI BioTech, and the FDA has acknowledged that the Company is now the sponsor for this IND.

The Company acquired these patents and intellectual property because management believes clinical trials involving LDN hold great promise for the millions of people worldwide with autoimmune diseases or disorders, central nervous system disorders or those who face cancer. Management also believes it could be the first low-cost, easy to administer therapy with minimal to no side-effects for the treatment of HIV/AIDS, autoimmune diseases and immune disorders, in particular Crohn’s disease, multiple sclerosis, and/or fibromyalgia.

The Company is in discussion with a number patent holders regarding additional patents surrounding LDN and MENK. The Company has also recently obtained a license from Professor Shan for the exclusive rights to patents that were filed and approved in China.

Patents Overview:

Patent:	Title:	Expiration:	License:	Product or Use:
U.S. Patent Number 6,586,443 (Related to US 5,356,900, 5,013,739 and 4,888,346 – all expired) (No related foreign patents)	Multiple sclerosis in a human patient is treated by the administration preferably via a pharmacologically effective route of an essentially pure opiate receptor antagonist.	January 3, 2019	Exclusive License from Jacqueline Young.	IRT-103 (LDN)
U.S. Patent Number 6,384,044 (No related foreign patents)	Cancer of the prostate in human male patients even at an advanced state with metastasis to other organs is preferably treated by administration.	November 8, 2019	Exclusive License from Jacqueline Young.	IRT-103 (LDN)
U.S. Patent Number 6,288,074 (No related foreign patents)
Lymphoproliferative syndrome, including such diseases as malignant lymphoma, chronic lymphocytic leukemia, Hodgkin's lymphoma, and non-Hodgkin's lymphoma, are treated in human patients via administration.

		November 15, 2019	Exclusive License from Jacqueline Young.	IRT-103 (LDN)
US Patent Number 6,136,780 (Related to US 6,737,397) (No related foreign applications)	Control of cancer growth through the interaction of [Met5] - Enkephalin and the zeta (s) receptor.	May 17, 2021	Exclusive License: Penn State University.	IRT-101 (MENK) and IRT-103 (LDN)
US Patent No. 6,737,397 (Related to US 6,136,780) (No related foreign applications)	Control of cancer growth through the interaction of [Met5]-Enkephalin and the zeta receptor.	May 17, 2021	Exclusive license: Penn State University.	IRT-101 (MENK) and IRT-103 (LDN)
US Patent No. 7,879,870 (US PgPub 2008/0015211) (No related foreign patents)	Treatment of inflammatory and ulcerative diseases of the bowel with opioid antagonists.	February 1, 2028	License with Dr. Jill Smith and LDN Research Group, LLC.	IRT-103 (LDN)

Israeli Patent mentioned in license	Treatment of inflammatory and ulcerative diseases of the bowel with opioid antagonists.	Pending	License with Dr. Jill Smith and LDN Research Group, LLC.	Treatment of Crohn’s disease
US Application Number: 11/061,932 (Claims Priority to US60/548,021) Canadian Application Number: 2,557,504 (Pending)	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor.	Pending application	Exclusive license: Penn State University.	IRT-101 (MENK)
US Patent No. 8,003,630 (Application Number: 11/510,682) (US PgPub 2007/0053838) (Claims Priority to US60/548,021)	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor.	May 22, 2028	Exclusive license: Penn State University.	IRT-101 (MENK)
US PgPub 2013/0084242 A1 (Application Number: 13/660,129) (Claims Priority to US60/548,021) Patent Cooperation Treaty (PCT) application: PCT/US2010/030967 (Claims priority to US61/173,351)	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor.	Pending	Exclusive license: Penn State University.	IRT-101 (MENK)
US 7,807,368 (US PgPub 2008-0146512 A1) (No related foreign applications)	Cyclin-dependent kinase inhibitors as targets for opioid growth factor treatment.	October 4, 2027	Exclusive license: Penn State University.	IRT-101 (MENK)
US 7,576,180 (Claims priority to US60/106,879) (There is a related PCT application PCT/US1999/025802, claiming priority to the US60/106,879, but no National Phase applications were filed)	Opioid growth factor receptors.	August 17, 2026	Exclusive license: Penn State University.	IRT-101 (MENK)
US 7,122,651 (No related foreign applications)	Novel nucleic acid molecules encoding opioid growth factor receptors.	October 17, 2023	Exclusive license: Penn State University.	Treatment of cancer
US 7,517,649 (US PgPub 20060073565) (No related foreign applications)	Methods of detecting opioid growth factor receptor (OGFr) in tissue.	April 13, 2026	Exclusive license: Penn State University.	IRT-101 (MENK)

CN 200910011030 (No related US applications)	Shan Fengping, Nikola Polonikov, Lu Changlong: Application of naloxone and composition thereof in preparing drug for treating cancer. Shan Fengping: August 26, 2009.	August 23, 2026	Exclusive license: Nicholas Plotnikoff and Fengping Shan.	IRT-101 (MENK) and IRT-103 (LDN)
CN 200710051586 (No related US applications)	Huang Jianyin, Zhang Ding, Shan Fengping, Luo Zhinong: Application of methionine enkephalin in preparing human or animal vaccination. Huang Jianyin: August, 20 2008.	August 20, 2025	Exclusive license: Nicholas Plotnikoff and Fengping Shan.	IRT-101 (MENK)
CN 200710158742 (No related US applications)
Shan Fengping, Lv Changlong, Nikola Polonikov, Huang Jianyin: Application of compounds Methionine Enkephalin for preparing medicine for curing blood medulla hematopoietic system cancer. Dan Fengping: May 14, 2008.

		May 13, 2025	Exclusive license: Nicholas Plotnikoff and Fengping Shan.	IRT-101 (MENK)
CN 200610046249 (No related US applications)	Shan Fengping, Lv Changlong, Huang Jianyin, Zhang Ding, Luo Zhinong: Aerosol containing Met-Enkephalin. Shan Fengping: November 15, 2006.	November 14, 2023	Exclusive license: Nicholas Plotnikoff and Fengping Shan.	IRT-101 (MENK)
CN 200310120896 (No related US applications)	Shan Fengping, Li Li: Integrated health food for regulating human body immune balance. Liaoning Academy of Microorganism Sciences: July 6, 2005.	July 5, 2022	Exclusive license: Nicholas Plotnikoff and Fengping Shan.	Oncology treatments and cancer treatment
WO 2007/067753 (PCT/US2006/046925	Huang John, Chang Ding, Lo Shi-Lung, Shan Fengping: Methods of reducing side effects in cancer therapy. Penta Biotech: June 14, 2007.	Pending	Exclusive license: Fengping Shan.	IRT-101 (MENK)

CN 200510019964
Huang Jianyin, Zhang Ding, Luo Zhinong, Shan Fengping: Use of Methionine Enkephalin in preparation of medicine for reducing toxic side effects of chemical or radioactive therapy. Huang Jianyin: August 9, 2006.

		August 8, 2023	Exclusive license: Fengping Shan.	IRT-101 (MENK)
US PgPub 2003/0148942 A1 (Application Number: 10/146,999) Our Docket #6463-0101PUS1 (Claims Priority to US60/291,237)	Methods for inducing sustained immune response.	May 16, 2022	Assigned and licensed: Nicholas Plotnikoff.	IRT-101 (MENK)
Russian Application 2003136161/14 (Claims Priority to US60/291,237)	Methods for inducing sustained immune response.	May 16, 2022	Assigned and licensed: Nicholas Plotnikoff.	IRT-101 (MENK)
PCT application PCT/US2002/018529 (Claims priority to the US60/291,237)	Methods for inducing sustained immune response.	May 16, 2022	Assigned and licensed: Nicholas Plotnikoff.	IRT-101 (MENK)
National Phase entries filed off the PCT/US2002/018529 China 02814327.2 (Pending) EP App 2002746503 Granted: November 29, 2006 India Patent No. 220265 (App 01627/KOLNP/2003) Japan App Withdrawn	Methods for inducing sustained immune response.	May 16, 2022	Assigned and licensed: Nicholas Plotnikoff.	IRT-101 (MENK)
China Patent 200810229085
The invention belongs to the technical field of treating tumors by immunization therapy. In particular, a method for treating intestinal cancer and pancreatic cancer cells by Methionine Enkephalin under conditions of in-vivo injection and in-vitro cell culture so as to achieve the treating aim.
		March 21, 2026	Licensed: Fengping Shan.	IRT-101 (MENK)

Immunotherapy

Overview of Immunotherapy

The role of the immune system in counteracting the development of cancer was initially supported by individual clinical case reports, when it was observed that cancer occurs more frequently in individuals with compromised immune systems. In groundbreaking work in the late 1800s, it was noted that some cancer patients suffering from bacterial infections had regression in their tumors. In trying to fight off the bacterial infection, the patients’ immune systems had become highly activated, thus affording some resistance to the tumor. Since then there have been hundreds of clinical trials conducted to evaluate numerous candidates and decades of research by countless scientists. In April 2010, Provenge became the first cancer immunotherapy to acquire FDA approval.

Immunotherapy History

More than 100 years after researchers first explored the potential to harness the body’s immune system to fight cancer, many of the field’s leading doctors believe the concept will finally prove itself on a large scale within the next two years. A number of large companies now work on immunotherapy drugs for the treatment of cancer and, if proven successful, could gain a significant share of the global market for oncology drugs. IMS Health estimates the oncology drug market will reach $75 Billion by 2015 (The Global Use of Medicines: Outlook Through 2015, IMS Institute for Healthcare Informatics (2011), available at http://www.imshealth.com/deployedfiles/ims/Global/Content/Insights/IMS%20Institute%20for%20Healthcare%20Informatics/Global_Use_of_Medicines_Report.pdf). Scores of new immunotherapy vaccines and other immune system modifiers are being tested against a variety of cancers. The new understanding of how immunotherapies work may demand a revised definition of clinical success.

Antigen Presentation

Antigen presentation is a process in the body’s immune system by which antigen-presenting cells (“APCs”), such as macrophages, B-lymphocytes, dendritic cells and other types of cells, process and present antigens on their surfaces to effector cells in the immune system and enable their recognition, inducing two major types of defense (i.e., adaptive and innate) against the target protein. The adaptive response is thought to be “specific” and is composed of highly specialized, systemic T and B cells and processes that eliminate or prevent disease, whereas the innate response is active spontaneously, is “non-specific,” and reacts against foreign cells immediately. There are several types of cells involved in the innate immune response, especially natural killer (“NK”) cells and dendritic cells which are present in tissues in contact with the external environment and have garnered the most research interest as antigen presenting cells. Tumor cells display a number of proteins on the cell surface that signal to the immune system that these cells are not normal, healthy cells. As a result, cancer patients often have specific anti-tumor antibodies and T-cells circulating in their blood, demonstrating that the immune system detected the tumor cells and mounted a specific response.

In many cases, the immune system response fails due to strategies that tumor cells use to evade immune detection. These strategies range from methods designed to hide tumor cells, to active incapacitation of immune cells by tumor-produced agents that lower the immune system’s responses. Based on the types of antigens and method of their presentation used, the following immunotherapy strategies have been evaluated:

●	Active Immunotherapy by which drugs or vaccines stimulate the body’s own defenses to fight disease;
●	Adoptive Immunotherapy which uses immune system components (e.g., antibodies, cytokines, or immune cells) created outside the body and then administered to patients; and
●	Non-Specific Immunotherapies which stimulate the body’s immune system in general ways, including activity against cancer cells or virus-infected cells.

While extending life is the gold standard, most cancer drug trials have been deemed successful when tumors shrink or when a treatment can demonstrate a delay in tumor growth or in worsening of the disease, known as progression-free survival (“PFS”). New approaches based on more recent knowledge of the immune system include activating a variety of cells to go after tumors and modifying mechanisms that keep either the immune system in check or turn it loose.

Immunotherapy presents a number of potential advantages over approved cancer treatments. The traditional tools for treating cancer have been around for years, including radiation, which has been used since the 1800s; surgery; and chemotherapy, which evolved from the original use of mustard gas after World War I. All of these treatments are based on destroying the cancer cells either by damaging their DNA, selective toxicity or removing them. All of these therapies have a high number of side effects. The goal of immunotherapy is to treat the disease by harnessing the immune system to eliminate or control chronic, life-threatening diseases avoiding the necessity for these traditional treatments.

The immune system is quite diverse and includes major biological functions: (1) immune defense, which works against infectious organisms such as bacteria, viruses, fungi, and parasites; (2) immune homeostasis which works to remove senescent cells and debris; and (3) immune surveillance to clear mutated cells or cancer cells. Researchers discovered that the principal cells in the immune system that attacked viruses and tumors were macrophages, dendritic cells, T-cells, NK cells, NKT cells and gamma/delta T-cells. These cells originate in bone marrow and perform functions in peripheral blood, skin, respiratory and intestinal tracts, and immune organs. The most important participant in the immune response is a class of white blood cells known as lymphocytes. These cells develop in the bone marrow and are released into general circulation. There are different subpopulations of T-Cells including: Helper T-Cells (Th) (CD4+), cytotoxic T-cells (CTL)(CD8+) and CD4+/CD25+T cells (T regulatory cells), and NK cells.

One of the most significant medical advances in the past 30 years has been the discovery of the hormones of the immune system, known as “cytokines.” Cytokines are small proteins or polypeptides produced by certain body cells that interact with other cells of the immune system in order to regulate the body’s response to disease or other disorder. The most famous of these are the interleukins (“IL”) and the interferons (“IFN”), such as IL-2 and IFN-gamma. Another major group includes the enkephalins, such as MENK and endorphins. Clinically, these cytokines have been found to be useful in stimulating the immune system in treating viral infections such as AIDS and hepatitis as well as in a number of different types of cancer. The resulting balance of systems protects the individual from harmful extremes of uncontrolled activity. Diseases such as those caused by viral infections (especially HIV), bacterial infections and cancer tend to result in deficiencies of the immune system response. Thus, it is critical to restore the body’s immunity to its effective level and to restore system balance.

Our Company’s Immunotherapy

Management believes one of the most significant medical advances in the past 20 years has been the discovery of the hormones of the immune system, known as “cytokines.” MENK is a member of the body of hormones known as cytokines, which are produced by the immune system. MENK plays an essential role in influencing all components of the immune system.

Two of the most important compounds being researched by the Company are LDN and MENK. Both LDN and MENK are proven immune-stimulating drugs. They boost the immune system by increasing the T and NK cells in the body, thereby activating the body’s own natural defenses against cancer, autoimmune diseases, immune disorders and infections. As previously mentioned, Dr. Plotnikoff and Professor Shan have published articles proving that MENK plays a very important role in immune stimulation. Dr. Plotnikoff and Professor Shan have been able to show that MENK has more advantages in boosting the human immune system than either IFN (interferon) or IL-2 (interleukin-2). MENK inhibits Treg cells while interferon or interleukin-2 does not. This is a unique discovery by the Company that supports the company’s strategy to combat cancer with its patented technologies and therapies.

The most important participant in the immune response is a class of white blood cells known as lymphocytes. These cells develop in the bone marrow and are released into general circulation.  The lymphocytes (or white blood cells) traveling through the thymus are transformed into T-lymphocytes (or T-Cells) by a hormone known as thymosin. Others, known as B-lymphocytes (or B-Cells), mature in other regions of the body. B-Cells produce specific substances called antibodies that bind to and destroy antigens.

Researchers discovered that the principal cells in the immune system that attack viruses and tumors are T-cells and NK cells. These cells originate in certain body tissues such as the bone marrow and are activated by hormones known as cytokines, which include enkephalins. Several of these are recognized as stress hormones that stimulate the immune system to fight off infections and cancer.

Thus, the immune system acts as a defensive system against infectious organisms such as bacteria, viruses, fungi and parasites and, importantly, tumor cells. The immune system includes many different defense cells such as macrophages, T-cells, NK cells, B-cells and neutrophils. These cells and their produced cytokines communicate with all of the cells in the immune system.

Our Immunotherapy Products

IRT-101 is an active immunotherapy systemic administration of MENK that works by stimulating and/or regulating a patient’s immune system against infectious diseases, autoimmune diseases, immune disorders and tumor cells. This is accomplished by increasing the number of T-cells and NK cells, NKT and gamma/delta T-cells that destroy infective organisms and tumor cells, while simultaneously inhibiting T regulatory cells.

IRT-103 is an active immunotherapy by administration of LDN which works by the short-term blockage of opioid receptors on circulating and tissue cells followed by a substantial rebound in opioid receptor expression and increased levels of β-endorphin and methionine-enkephalin.

Management considers any condition that results in altered-immune response a target for investigation. However, the Company will most likely pursue additional investigations for LDN and MENK as valuable candidates in the treatment of the following:

●	Autoimmune diseases or immune disorders such as Crohn’s disease and multiple sclerosis;
●	As an adjunct to antivirals in the treatment of HIV/AIDS; and
●	In cancer patients undergoing chemotherapy, radiation treatments or surgery.

In clinical trials there is evidence that LDN and MENK stimulate the immune system and are effective in the treatment of some immune-suppressed diseases. The treatment modality to date has been demonstrated to be effective while avoiding certain deleterious effects on the body, as is often the case with traditional treatments.

Treatment Focus

Cancer

In clinical trials with MENK, and off-label use of LDN around the world, both products are being used to fight cancer.  MENK treatment has been shown in clinical trials to have a substantial degree of efficacy against a wide variety of cancers in patients, with only mild side effects.

Patients with Kaposi’s sarcoma (9 patients), lung cancer (12 patients), melanoma (3 patients), hypernephroma (1 patient), or pancreatic cancer (1 patient) were treated with MENK for 1 week to 12 months at doses of 10 µg/kg three times per week up to 80 µg/kg 3 times per week.  After 1-2 weeks increases in T cell subsets (CD3, CD4, CD8, and CD2 positive cells) were observed.  An increase also occurred in IL-2 receptor expression. NK cell activity was measured in 14 patients and an increased NK activity was present in 12/14 patients. No toxicity attributable to treatment with MENK was observed in any patient.

Two case studies have been reported in an infant and a 20-month old child who were treated with MENK.  The infant was diagnosed with hepatoblastoma and was treated with one course of neoadjuvant chemotherapy at approximately 1 week of age.  Due to significant complications from the chemotherapy (neutropenic fever, pneumonia and sepsis), the patient’s parents declined further chemotherapy, and the infant was treated with surgical resection and MENK/low dose naltrexone (LDN). She is currently close to 10 years disease–free survival (Rogosnitzky M, et al., 2013).  The 20-month-old child was diagnosed with hepatoblastoma. Due to existing comorbidities (including autosomal recessive polycystic kidney disease and hypertension), and biopsy results that indicated the tumor might be insensitive to chemotherapy, the parents elected not to proceed with neoadjuvant chemotherapy. The patient was treated with surgical resection and MENK/LDN, and is currently at more than 5 years disease-free survival (Rogosnitzky M, et al., 2013).

Multiple clinical trials have been performed by Dr. Jill Smith and her colleagues at the Pennsylvania State University (PSU) School of Medicine in Hershey, PA.  A total of five advance cancer studies have been conducted with MENK via i.v. infusion or s.c. injection.  Three studies were conducted in patients with advanced pancreatic cancer, one study in patients with hepatocellular carcinoma, and one study in patients with advanced head and neck cancer.  Across the five studies, MENK therapy has been observed to be safe with limited toxicity when given to adults with advanced cancer.. The patients with pancreatic cancer had failed prior chemotherapy regimens and were either treated with MENK or were entered into a hospice program. Clinical benefits were experienced by 53% of MENK-treated patients, whereas historical controls with similarly advanced disease had only 23.8% and 4.8% for gemcitabine and 5-fluorouracil (5-FU), respectively. Of the MENK-treated patients surviving more than eight weeks, 62% showed either a decrease or stabilization in tumor size by computed tomography. The median survival time for the MENK-treated patients was three times that of the untreated hospice patients (65.5 versus 21 days, p < 0.001). No adverse effects on hematologic or chemistry parameters were noted, and quality of life surveys suggested improvement with MENK (Smith JP, Conter RL, Bingaman SI, Harvey HA, Mauger DT, Ahmad M, Demers LM, Stanley WB, McLaughlin J, Zagon IS. Treatment of advanced pancreatic cancer with opioid growth factor: Phase I. Anti-Cancer Drugs. 2004; 15:203–209.  Smith JP, Bingaman SI, Mauger DT, Harvey HA, Demers LM, Zagon IS. Opioid Growth Factor improves clinical benefit and survival in patients with advanced pancreatic cancer. Open Access Journal of Clinical Trials. 2010; 2 37–48).

The use of MENK therapy at earlier stages of disease or in combination with chemotherapeutic agents may further improve the outcome of this very aggressive malignancy.

HIV/AIDS

Early stage clinical trials in AIDS patients have been completed and results from these trials show great promise.

A single blind nine-month randomized clinical trial and a single prospective cohort study were conducted in Mali to evaluate the impact of LDN on asymptomatic HIV+ adults.   Results of the nine-month study showed an improvement in CD4 count in the treatment groups that was significantly greater than the control group at 6 months (p = 0.041) and marginally at 9 months (p = 0.067) (Traore AK, Thiero O, Dao S, Kounde FF, Faye O, Cisse M, McCandless JB, Zimmerman JM, Coulibaly K, Diarra A, et al. Impact of low dose naltrexone (LDN) on antiretroviral therapy (ART) treated HIV+ adults in Mali: A single blind randomized clinical trial. J. AID HIV Res. 2011; 3(10):189-198).  Results of the single prospective cohort study showed 71% of subjects (71%) that completed the study did not show any indication of clinical AIDS symptoms, side effects or a loss of CD4 count that would warrant initiation of ART medication (Traore AK, Thiero O, Dao S, Kounde FF, Faye O, Cisse M, McCandless JB, Zimmerman JM, Coulibaly K, Diarra A, et al. Single cohort study of the effect of low dose naltrexone on the evolution of immunological, virological and clinical state of HIV+ adults in Mali. J. AID HIV Res. 2011; 3(10):180-188).

A 12-week, placebo-controlled trial of LDN was conducted from 1985-1986 in 38 patients with AIDS by Dr. Bihari and his colleagues.   Patients who participated in this trial showed a significant difference in the incidence of opportunistic infections with 5 out of 16 patients (31%) on placebo developing opportunistic infections in comparison to 0 of the 22 patients in the LDN group. Other difference between placebo and LDN treated patients included: lymphocyte mitogen responses declined on placebo and not on LDN; pathologically elevated levels of acid-labile alpha interferon declined significantly in the patients on LDN and not in those patients on placebo (Bihari B. Low Dose Naltrexone in the Treatment of HIV Infection.www.lowdosenaltrexon.org.  September 1996. http://www.lowdosenaltrexone.org/ldn_hiv_1996.htm).

After the conclusion of the above clinical trial Dr. Bihari began to use LDN in his own medical practice.  Of 158 patients in his practice that were evaluated, only 10 (6%) were on antivirals.  Patients of Dr. Bihari who had taken the drug regularly as prescribed showed no drop in CD4 cells. The average CD4 number in these patients before starting LDN was 358, and the average 18 months later increased to 368. There were 55 patients who had not taken the drug, or had taken it only sporadically (non-compliant) and these patients showed a drop of CD4 cells from an average of 297 to 176 in 18 months. This represented a drop in CD4 of approximately 80 per year, which corresponds to the average drop observed in patients with HIV receiving no treatment. The stabilization of CD4 cells in patients who were administered LDN was also accompanied by disease stabilization. The 55 patients who were non-compliant experienced 25 opportunistic infections, in comparison to the 103 compliant patients who only experienced 8.  Survival between the two groups was also significantly different, 13 deaths occurred in the 55 non-compliant patients compared to only one death in the compliant group of 103.  At the time of this referenced article (1996), patients in Dr. Bihari’s practice had been on LDN for 7 to 8 years, with no disease progression, no drop in CD4 levels and no evidence of resistance to the beneficial effects of LDN. None of the patients experienced side effects while on LDN.

Dr. Bihari also examined CD4 changes in 19 patients who were on the combination treatment regimen of 3TC (Epivir), AZT and LDN. The rise in CD4 counts at 6 months in Dr. Bihari’s patients was compared with the rise in CD4 counts reported by an investigator working for Glaxo (New England Journal of Medicine, December 21, 1995, Vol. 333, number 25, pg. 1662).  In both groups none of the patients had taken AZT previously; however Dr. Bihari’s patients simultaneously were treated with LDN, which the Glaxo group did not receive.  The patients on LDN had an average baseline CD4 count of 88 while the Glaxo group had an average baseline value of 352. The Glaxo patients experienced an average rise in CD4 of 40 at 6 months; or an increase of 11.3%. The LDN patients experienced an average rise of 106 CD4's at 6 months, representing a 128% increase. Of the 19 LDN patients, each patient experienced an increase of at least 30%. In 18 of the 19 LDN patients, a significant increase in energy, appetite and mood was observed. In those LDN patients who were severely underweight, weight gains of 10 to 50 pounds were observed in the first two months of treatment.

Crohn’s Disease

Crohn’s disease is an inflammatory bowel disease (“IBD”) marked by chronic inflammation potentially involving any location of the gastrointestinal tract (“GI”) causing abdominal pain, diarrhea, GI bleeding, and weight loss. Crohn’s disease can be both painful and debilitating, and sometimes may lead to life-threatening complications. Current therapies for the condition reduce the inflammation but can be expensive and may incur rare but serious side effects, including infections and lymphoma. Prior research has suggested that endorphins and enkephalins may play a role in the development or continuation of inflammation.

References are as follows (conducted by Penn State University Hershey Medical Center (“PSU”)):

1.
Smith JP, Bingaman SI, Ruggiero F, Mauger DT, Mukherjee A, McGovern CO, Zagon IS. Therapy with the Opioid Antagonist Naltrexone Promotes Mucosal Healing in Active Crohn’s Disease: A Randomized Placebo-Controlled Trial. Dig Dis Sci . 2011 July; 56(7): 2088-2097.

2.
Smith JP, Field D, Bingaman SI, Evans R, Mauger DT.  Safety and Tolerability of Low-dose Naltrexone Therapy in Children With Moderate to Severe Crohn’s Disease A Pilot Study. J Clin Gastroenterol . 2013 Apr; 47(4):339-45.

3.	Smith JP, Stock H, Bingaman SI, Mauger DT, Rogosnitzky M, Zagon IS. Low-Dose Naltrexone Therapy Improves Active Crohn’s Disease. Am J Gastroenterol . 2007; 102:820-828.

To date the comparator used in the clinical trials has been stable doses of standard of care in combination with LDN or with placebo.  However, patients enrolled in these trials had significantly elevated CDAI (Crohn’s Disease Activity Index) and PCDAI (Pediatric Crohn’s Disease Activity Index) scores upon enrollment despite maintenance standard of care drugs and other concomitant medications. CDAI is an index utilized to determine an adult patient’s progress, or lack of progress with their disease state and PCDAI is the corresponding pediatric index. The CDAI and PCDAI are utilized to provide a common scoring method of disease state across multiple sites.  This scoring method takes into account symptoms such as abdominal pain and frequency of liquid or very soft stools.  In addition to the CDAI or PCDAI, the Simple Endoscopic Score for Crohn’s Disease (SES-CD) will be utilized to determine endoscopic disease state and changes in endoscopic activity pre- and post-treatment.

LDN has been shown to be effective to date as is detailed in the publications below:

Randomized, Double-Blind, Placebo-Controlled Study in Adults (Smith et al., 2011)

Results: 88% of those treated with naltrexone had at least a 70-point decline in CDAI scores compared to 40% of placebo-treated patients (p = 0.009). After 12 weeks, 78% of subjects treated with naltrexone exhibited an endoscopic response as indicated by a 5-point decline in the Crohn’s disease endoscopy index severity score (CDEIS) from baseline compared to a 28% response in placebo-treated controls (p = 0.008), and 33% achieved remission with a CDEIS score <6, whereas only 8% of those on placebo showed the same change. Fatigue was the only side effect reported that was significantly greater in subjects receiving placebo.

Randomized, Double-Blind, Placebo-Controlled Study in Children (Smith et al., 2013)

Results: When contrasting the condition end points, we observed a significantly greater reduction of baseline pain in those taking low-dose naltrexone than in those taking placebo (28.8% reduction versus 18.0% reduction; P = 0.016). Low-dose naltrexone was also associated with improved general satisfaction with life (P = 0.045) and with improved mood (P = 0.039), but not improved fatigue or sleep. Thirty-two percent of participants met the criteria for response (defined as a significant reduction in pain plus a significant reduction in either fatigue or sleep problems) during low-dose naltrexone therapy, as contrasted with an 11% response rate during placebo therapy (P = 0.05). Low-dose naltrexone was rated equally tolerable as placebo, and no serious side effects were reported.

 Regulatory Status

The Company holds the following Investigation New Drug (IND) Applications:

IND #	Indication	Product Name	Status
34,442	HIV/AIDS	MENK	Inactive
67,442	Crohn’s Disease	Naltrexone HCL	Active
50,987	Pancreatic Cancer	MENK/OGF	Active

Clinical trials under the INDs are anticipated to be conducted in the United States with the potential for global Phase III studies.

IRT-101: The Company had an End-of-Phase 1 Meeting with the FDA in August 2013 to discuss its development plan and protocol designs. Based on the guidance from the FDA, the Company plans to initiate a Phase II dose response/dose-confirmation study in patients with advanced cancer.   Possible indications include MENK as an adjuvant therapy for the treatment of advanced ovarian cancer, advanced hepatocellular cancer or , advanced head and neck cancer.

IRT-103: A Type C meeting was held with the FDA on June 26, 2013. Based on the guidance from the FDA, the Company plans to initiate a Phase II dose-response/dose-confirmation study in patients with active Crohn’s disease.  Possible indications include Multiple Sclerosis, Crohn’s disease, fibromyalgia or HIV (in combination with antivirals in asymptomatic HIV patients).

IRT-103 is currently our lead candidate.

An End-of-Phase 1 meeting occurs with the FDA after completion of Phase 1 studies, where guidance is sought prior to moving into Phase 2 clinical trials.  This type of meeting is also considered a Type B meeting.  Type B meetings are typically scheduled to occur within 60 days of FDA receipt of the official written meeting request.

A Type C meeting is any meeting requested with the FDA that does not fall into the category of a Type A or Type B meeting.  Type C meetings are typically scheduled to occur within 75 days of FDA receipt of the official written meeting request.

A Type A meeting is a meeting needed to help an otherwise stalled product development program proceed.

Type B meetings are: (i) pre-investigational new drug application (pre-IND) meetings (ii) certain End-of-Phase 1 meetings (iii) End-of-Phase 2 meetings and (iv) pre-new drug application (NDA)/biologics license application (BLA) meetings.

The FDA review staff participates in meetings with sponsors and applications who seek guidance relating to the development and review of INDs and drug or biological product marketing applications. These meetings are often at critical points in the regulatory process and are helpful for applicants to help them continue to make progress toward FDA approval.

Business Strategy

The Company’s short-term business strategy focuses on several key areas described below, all of which are being undertaken simultaneously.

●
Commencing by the end of the second quarter of 2014, the distribution of IRT 103 LDN to support the large scale treatment in emerging nations, initially in Africa and Central/South America as an immune-stimulating therapy for HIV/AIDS, cancer, autoimmune disease and immune disorders;

●	Commencing by the end of the second quarter of 2014, the distribution of IRT-103 LDN marketed under the name Lodonal™ through various distribution agreements;
●
Outsourcing of the manufacturing of IRT-103 LDN to Laboratorios Ramos in Managua, Nicaragua to provide LDN in capsule, tablet and/or cream form, throughout Africa and expanding to other developing nations.  Work on the outsourcing commenced in the last quarter of 2013.  Laboratorios Ramos has already produced LDN, and the Company will commence shipments when all regulatory approvals have been received in Africa for the importation of LDN; and

●
A cooperative venture with the Hubei Qianjiang Pharmaceutical Company (“Qianjiang”), to be in operation by the end of 2014, pursuant to which Qianjiang will provide the funding required for the clinical trials of the Company’s products in China in exchange for the Company providing exclusive licensing rights in China.  The Company will also receive 6% of the gross revenue from sales of those products in China.

To further the business strategy, the Company has entered into relationships with a number of groups to promote the sale of its products outside the U.S., focusing initially on countries in Africa and Central/South America.  They include: the Brewer Group; GB Oncology & Imaging Group, LLC; American Hospitals and Resorts Limited (“AHAR”), an advanced surgical and medical facility, as well as a number of U.S. doctors that own and operate clinics in the U.S. and Nigeria.

The Brewer Group, Inc. is an international business advisory firm engaged in the business of identifying and capitalizing on opportunities with international governments, non-government organizations and professional athletes. The CEO of The Brewer Group is also the founder and Executive Director of The Jack Brewer Foundation. The Jack Brewer Foundation seeks to provide the Company with medical equipment where it is needed.  Under the Engagement Agreement for Corporate Advisory Services dated effective February 5, 2013, the Brewer Group agreed to evaluate the Company’s options for expansion and growth into certain international markets, including Africa and, upon request, markets in Haiti, the Dominican Republic and/or Panama. Pursuant to the Engagement Agreement, the Brewer Group agreed to endorse the Company publicly and assist the Company in securing strategic partnership deals to enhance brand and market awareness. The initial term of the Engagement Agreement was 12 months, with an option for either party to terminate upon 30 calendar days with written notice to the other party. The agreement has been extended through February 2015. The Company issued the Brewer Group 500,000 shares of its common stock in accordance with the Engagement Agreement.

GB Oncology and Imaging Group LTD. (“GBOIG”), a subsidiary of GB Energie LLC, is a Washington D.C.-based business managed by Dr. Gloria B. Herndon, a director of the Company. Dr. Herndon is committed to sourcing sustainable solutions in the field of health care in Africa, and has been involved since the 1990s on health-care related issues in Africa.  The Company and GBOIG are working with the ministries of health in African countries to provide better access to and public awareness of the prevention, diagnosis and treatment of cancer and chronic infectious diseases.  The Company plans to work with onsite clinics to complete patient assessments at little or no cost and prescribe treatments used to stimulate the immune system of the patients with various chronic diseases, especially HIV/AIDS and/or cancer.

In September 2012, the Company announced an agreement to open an outpatient's clinic at Queen Elizabeth Central Hospital in Malawi for the treatment of cancer and infectious diseases with GBOIG.  Once the facility is operational, AHAR has agreed to assist in the operation of the clinic in Malawi and the implementation of the Company’s therapies.  The contract with the Republic of Malawi calls for delivery of 25,000 pills a day, increasing to 500,000 pills a day within 24 months. The Company is still awaiting final approvals to import the drugs. The Company expects to commence operations in Malawi before the end of 2014.

In October 2013, the Company announced the signing of an exclusive distribution agreement with AHAR Pharma, a Nigerian company, to market Lodonal™™, in Nigeria for the treatment of autoimmune diseases and cancer.  Dr. Richard Afonja formed AHAR Pharma in 2013 for the sole purpose of marketing TNI BioTech therapies. Dr. Afonja is a Hematologist/Oncologist and the Founder and CEO of a number of medical operations in both the United States and Nigeria for the treatment of cancer and blood disorders. AHAR Pharma intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The Company expects to implement the agreement in 2014, and expects to treat up to 500,000 patients per day within a year of implementation.

In October 2012, the Company entered a Strategic Framework Agreement (“Strategic Framework Agreement”) with Hubei Qianjiang Pharmaceutical Company (“the China Partner”). The agreement calls for the parties to co-develop new cancer drugs based the Company’s patents  and licenses involving Methionine Enkephalin, which when approved will be marketed in China under the brand name IRT-101 and IRT-102.The Company signed a Supplementary Agreement in March 2014 (together with the Strategic Framework Agreement, the “China Agreements”), obligating the Company to provide to the China Partner with the Company’s research materials, data and trial results to date so that the China Partner can begin conducting basic studies and clinical trials in China. Under the China Agreements, the China Partner will fund the subsequent studies in China.

Management believes the pharmaceutical industry is eager to acquire advanced clinical-phase and approved products. However, despite the strong demand for advanced clinical-phase products, nearly 4,000 known compounds have had their development suspended in Phase II or earlier. Many of these are promising therapeutic drug candidates, but their development was discontinued because of strategic or financial constraints rather than for clinical reasons.

The Company is focused on our lead therapies designed for the treatment of cancer, HIV/AIDS, Crohn’s disease, fibromyalgia and MS.  Management believes the pharmaceutical industry is eager to acquire advanced clinical-phase and approved products. However, despite the strong demand for advanced clinical-phase products, nearly 4,000 known compounds have had their development suspended in phase II or earlier. Many of these are promising therapeutic drug candidates, but their development was discontinued because of strategic or financial constraints rather than for clinical reasons. Therefore, management believes there are clear market opportunities with a significant amount of unmet needs and a robust potential for partnering activities.

Distribution and Production

The Company has entered into a contract for the supervision and inspection of manufacturing processes with ViPharma. The supervision and manufacturing agreement provides ViPharma with exclusive rights to supervise and inspect all manufacturing processes of IRT-103 low-dose naltrexone (“LDN”) in Latin America. The initial term of the agreement is ten years commencing in September 2013, with automatic five-year renewal terms provided neither party is in breach. The agreement may be terminated by (i) mutual agreement, (ii) in the event of a breach after a 45 day cure period or (iii) by either party upon provision of written notice at least 90 days before the end of the agreement, provided however that if TNI terminates the contract without cause it will be required to pay ViPharma a $10 million penalty.

The Company executed a manufacturing agreement with Laboratorios Ramos, a current good manufacturing practice (“cGMP”) facility for IRT-103 LDN effective August 16, 2013. Under the agreement, Laboratorios Ramos will produce LDN tablets, capsules and/or cream in accordance with the technical specifications provided by TNI, current good manufacturing practices and the practices of Nicaragua and of any other regulatory body of the countries where the products will be exported. Laboratorios Ramos has obtained all permits and licenses necessary to carry out the manufacturing of LDN.

The manufacturing agreement has a five-year term, renewable by a signed agreement by the parties at least 60 days before the expiration of the agreement. The agreement may be terminated earlier through mutual agreement or upon expiration of a 30-day cure period following notice from the non-breaching party to the breaching party of a material failure of the obligations under the agreement. Additionally, TNI may terminate the agreement upon at least 30 days written notice if Laboratorios Ramos does not act in strict accordance with the technical specifications provided by TNI and with current good manufacturing practices or those of any regulatory body of the importing countries. The Company will pay Laboratorios Ramos a low single digit cent amount per tablet or capsule and a low double-digit cent amount per each cream produced.

In October 2013, the Company announced the signing of a distribution agreement with AHAR Pharma, a Nigerian company, to market Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer.  The agreement gives AHAR Pharma exclusive rights to sell to customers in the private sector, and  non-exclusive rights to sell to customers in the public sector,  AHAR Pharma intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. Under the agreement, the Company is obligated to provide delivery of an initial supply of between 0.5 million and 1.0 million doses of Lodonal™ product per day to cover AHAR Pharma’s purchase commitments in 2015.

Raw Materials and Principal Suppliers

The Company has decided to enter into third party manufacturing agreements; accordingly, we rely on third parties for clinical production of our products and product candidates.

The active pharmaceutical ingredient (“API”) for initiating clinical trials in the United States has been and will continue to be sourced from a cGMP established vendor that has filed or will file a Type II Drug Master File in the United States.  Prior to sourcing, a quality due diligence/vendor qualification will be completed that will include, but is not limited to, a review of the vendor’s inspection and compliance history with the FDA and, as relevant, the vendor’s inspection and compliance history with other regulatory bodies (i.e. EMA).

The Company expects that the Finished Pharmaceutical Product (“FPP”) for initiating the proposed clinical trials will be prepared by a U.S. vendor with extensive cGMP experience, a strong record of compliance with FDA regulations as evidenced by a site Quality Audit, and an extensive history of manufacturing products administered to humans in the U.S.

American Peptide Company is the Company’s supplier of the API in MENK.  S.A.L.A.R.S SpA supplies the API in LDN.

Competition

The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. A large number of companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, engage in activities similar to ours. Many of our competitors have substantially greater financial and other resources available to them. In addition, colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technologies that they have developed. Some of our competitors’ current or future products and technologies may be in direct competition with ours. We also must compete with these institutions in recruiting highly qualified personnel.

Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include, for example; Abbott Laboratories, Amgen, AstraZeneca, Biogen Idec, Bayer, Elan, Johnson & Johnson, Merck, Merck Serono, Takeda, Novartis, Pfizer, Reata, Sanofi-Aventis and Teva. Many or all of these established competitors are also involved in research and drug development regarding various OGF receptors. Pharmaceutical and biotechnology companies which are known to be involved in immuno therapy research and related drug development include Pfizer, Bristol-Myers Squibb, Merck, Takeda, Sanofi-Aventis, Incyte, and UCB Pharma, among others.

Coronado BioScience and ChemoCntryx are two companies that are focused on immune therapies for autoimmune diseases and cancer including Crohn’s Disease, Multiple Sclerosis and inflammatory diseases.   Coronado is a biopharmaceutical company focused on novel immunotherapy biologic agents for autoimmune diseases and cancer. Coronado’s two principal pharmaceutical product candidates are initially targeted for clinical development for inflammatory bowel disease, multiple sclerosis and acute myeloid leukemia. ChemoCentryx is a biopharmaceutical company focused exclusively on discovering, developing and commercializing orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer.

There are also comparable companies focused on advancing drugs for various diseases using the FDA’s 505(b)(2) pathway including Akorn Inc., Chelsea Therapeutics Inc., MAP Pharmaceuticals Inc., Pain Therapeutics Inc., Rexahn Pharmaceuticals Inc., Santarus Inc., Ventrus Biosciences Inc., and XenoPort Inc.

The current lack of safe, effective, low cost oral treatments for autoimmune diseases such as multiple sclerosis and Crohn’s disease provides an attractive opportunity for our product.   Treatment of cancer is an unmet medical need in developing countries, and the need for a safe, effective, low-cost oral treatment provides an opportunity for our Company.  Clinical results with LDN trials support further evaluation of our products in the treatment of Crohn’s disease.

 Customers

The Company had no sales to customers in 2013 or 2012.  The Company obtained a Certificate of Pharmaceutical Products on November 27, 2013 for the Republic of Nigeria, Republic of Equatorial Guinea, Republic of Malawi and Republic of Gabon.  The certificate was issued by the Director, Pharmacy Division, Minister of Health. The Company anticipates that sales will begin in these countries by July, 2014.

The Company has made final applications for the importation of Lodonal™ into the Republic of Nigeria, Republic of Equatorial Guinea, and Republic of Malawi and has received approval for the importation of Lodonal™ into Republic of Equatorial Guinea.  We are awaiting final approvals in the Republic of Nigeria and Republic of Malawi, which we expect before the end of the second quarter of 2014.  The Company is also working with its distributor to apply for import permits in Republic of Niger, Republic of Burkina Faso and Republic of  Senegal  The application process takes between four and twelve months, depending upon the regulatory authority.

The Company, with approval from the Minister of Health in Nicaragua and countries that approve and register the product inclusive of the Certificate of Pharmaceutical Products issued for that jurisdiction, will look to open distribution channels in Central and South America in the second and third quarters of 2014.

Government Regulations

United States

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the United States Food and Drug Administration (“FDA”) and other regulatory authorities in the United States and other countries with regulations differing from country to country. Neither we nor our collaboration partners are permitted to market our drug candidates in the United States until we receive approval of a New Drug Application (“NDA”) from the FDA. Neither we nor our collaboration partners have submitted an application for or received marketing approval for any of our drug candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process.

Prior to receiving approval to commercialize any of our drug candidates in the United States or abroad, we and our collaboration partners must demonstrate with substantial evidence from well controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities abroad, that such drug candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years.

Before a drug can be tested in people, the sponsor (in this case the Company) performs laboratory and animal tests to discover how the drug works and whether it's likely to be safe and effective in humans. As LDN and MENK have previously been used in clinical trials, this phase of development was not required by the Company to initiate clinical trials under its applications.

Next, a series of tests in people (i.e. clinical trials) is begun to determine whether the drug is safe when used to treat a disease and whether it provides a real health benefit.  The clinical phase typically starts at Phase 1 and progresses to Phase 3.  The Company will have an abbreviated list of clinical trials that need to be conducted due to published literature on previously conducted studies, as well as utilizing the approval of naltrexone previously at 50 mg by the US FDA.

Upon completion of the clinical trials, the Company will send the FDA and/or the European Medicines Agency (the “EMA”) the evidence from these tests to prove the drug is safe and effective for its intended use (New Drug Application (NDA) in the US or Marketing Authorisation Application in the EU).  The regulatory bodies will review these data and determine if the sponsor has approval to market the product at the specified dose(s) and formulation(s) for the specified indication(s) (http://www.fda.gov/Drugs/DevelopmentApprovalProcess/default.htm).

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we or our collaboration partners receive for our drug candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our drug candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, manufacturers of our drug products are required to comply with current cGMP regulations which include requirements related to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations.

European Union

We intend to seek distribution and marketing partners for IRT-101 (MENK) and IRT-103 (LDN) in the European Union ("EU"). To market our future products in the European Economic Area (“EEA”) (which is comprised of the 27 member states of the EU plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”).

●
The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

●
National MAs, which are issued by the competent authorities of the member states of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a member state of the EEA, this National MA can be recognized in another member state through the Mutual Recognition Procedure. If the product has not received a National MA in any member state at the time of application, it can be approved simultaneously in various member states through the Decentralized Procedure.

Under the procedures described above, before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Our IND is being conducted per 21 Code of Federal Regulations Title 21, Part 312. In addition, we follow ICH guidelines, including good clinical practices (ICH E6) and current good manufacturing practice (ICH Q7) throughout the development process. After completion of Phase III clinical trials, the Company will file our NDA for LDN (IRT-103) as a 505(b)(2) application.  IRT-103 products will follow the 505(b)(2) pathway relying on the Reference Listed Drug (RLD) REVIA to support the safety of the product. Efficacy will be submitted by the Company directly to the LDN NDA.  IRT-101 products will follow the traditional approval pathway as a RLD is not available for MENK.  However, published literature will support this program.

Nigeria

The National Agency for Food and Drug Administration and Control ("NAFDAC") is the equivalent in Nigeria of the US FDA. It undertakes registration of food, drugs, medical devices, cosmetics, agrochemicals and other similar products in Nigeria. At the end of the process, a registration number is given to the product and a registration certificate is issued to the applicant.  Applicants are  required to follow the process as stated below:

Steps in NAFDAC Registration:

Step 1 - Documentation
The documents required include Power Of Attorney, Certificate of Manufacture and Free Sale or Certificate of Pharmaceutical Product, Comprehensive Certificate of Product Analysis, Certificate of Business Incorporation, Certificate of Registration of Brand Name/ Trademark, Completed Application Form, Application Letter for Import Permit.

Step 2 – Import Permit
The import permit authorizes the applicant to import samples for registration.

Step 3 – Product Vetting
The products to be registered are submitted for vetting with the following documents: letter of invitation to inspect the factory, copy of the permit to import samples and receipt of payment for the permit, certificate of analysis and three well labeled vetting samples.

Step 4 – Laboratory Analysis
The products are submitted for analysis once they have been successfully vetted, accompanied by proof of receipt of vetting samples and the payment of the necessary charges.

Step 5 – Product Approval
The product with all the documents passes through a series of approval meetings at the end of which a NAFDAC Registration number is assigned to it.

Product registration by NAFDAC in Nigeria ensures that genuine importers are issued NAFDAC Registration numbers for their products which in turn enhances consumer confidence.

Many of the African countries do not have a local FDA equivalent organization or agency.  TNI BioTech plans to use the NAFDAC Registration as the guideline for submission in Africa for countries that do not have their own application and approval procedures.

Malawi

No formal governmental agency is in place in Malawi to govern the application of a new drug.  Malawi is a member of the Southern Africa Development Community (“SADC”). The SADC has been making efforts to synchronize the regulation of medication in the SADC countries. The SADC published Guidelines for Submitting Application for Registration of a Medicine are available at: http://www.ich.org/fileadmin/Public_Web_Site/ABOUT_ICH/Organisation/SADC/Guideline_for_Medicine_Registration.pdf .

The guidelines require filing an application prior to approval of registration. However, these guidelines are preliminary. The Regional Indicative Strategic Development Plan (“RISDP”) is a comprehensive development and implementation framework guiding the Regional Integration agenda of the SADC over a period of fifteen years (2005-2020). It is designed to provide clear strategic direction with respect to SADC programs, projects and activities in line with the SADC Common Agenda and strategic priorities, as enshrined in the SADC Treaty of 1992.
8. http://www.sadc.int/about-sadc/overview/strategic-pl/regional-indicative-strategic-development-plan/

Equatorial Guinea

Equatorial Guinea does not have procedures for the official approval of traditional medical practices or remedies.  Accordingly, the Company was requested to make a presentation to the Health Sector and Minister on the use of naltrexone in the treatment of certain indications.  After due discussion, the Government approved the following:

1.
Drug use naltrexone (4.5 mg) in the treatment of diseases requiring immune system stimulating cancer, HIV infection, multiple sclerosis, etc., as demonstrated by the Company, at a cost of $1/day or 450 x F.CFA/day.

2.	Management – laboratory for quality control and to analyze drugs imported in to Equatorial Guinea.

3.	The implementation of local production of quality essential medicines.

China

In terms of the Company’s cooperative venture with its China Partner, the Partner is required to obtain all approvals and permits required for the importation and sale of the Company’s products in China.

China’s drug registration process is administered by the China Food and Drug Administration (“CFDA”) (formerly known as China State Food and Drug Administration or “SFDA”). The process includes two applications, before and after a clinical trial.

The first step is to submit an application to the CFDA for a Clinical Trial Application (“CTA”). The CFDA will conduct a preliminary review of the submission package and then transfer the dossier to the Center for Drug Evaluation (“CDE”). Reviewers with background in pharmaceuticals, pharmacology and clinical study will run a technical review, while local sample testing will also be conducted in parallel. Few CTAs pass through the CDE review in one round. However, most applications will receive supplement notice(s) in writing to request additional information for further assessment. In such case, CDE will allow a 4-month period for the applicant to gather and submit additional requested information to CDE. This entire CTA step usually takes at least 125 working days. A CTA is similar to an IND in the United States.

The second step in drug registration is Production Application (or Imported Drug License Application), which involves submitting a clinical report and other relevant files to obtain an imported drug license. The process itself is basically the same as the CTA step. This second step will take approximately 145 days. A Product Application is similar to an NDA.

Nicaragua

Laboratorios Ramos in Managua, Nicaragua has been issued approval from the Minster of Health to manufacture Naltrexone for the Company under the trademark name Lodonal™.  The certificate of free sale allows Naltrexone to be exported from the Managua facility to other jurisdictions where the Company is approved to market and sell Naltrexone in satisfaction of the import requirements of such jurisdictions. The free sale certificate is not a license for export, which is issued separately for a specific product in both the country of export as well as the country of import.

Research and Development

We continue to build our research and development ("R&D") organization and capabilities focusing primarily on new uses for the opioid-related immuno-therapies, such as LDN and MENK. These therapies stimulate the immune system in such a way that provides the potential to treat a variety of diseases that have abnormalities in the immune system.

Our R&D priorities include development of MENK IRT-101, a small synthetic pentapeptide that is naturally occurring in the body, and LDN IRT-103, an opioid receptor antagonist.  Our pipeline provides two therapies with an extremely wide range of indications that can be pursued.  Both molecules have the ability to stimulate and/or regulate the immune system in order to treat a variety of autoimmune diseases including multiple sclerosis, immune disorders such as Crohn’s disease, cancer, and viral infections such as HIV/AIDS.

Our R&D is overseen and managed internally, working with individuals, universities, and Contract Research Organizations ("CROs") in order to utilize patents that we have licensed or acquired since our inception.  We continue to seek to expand our pipeline by reviewing other compounds, technologies or capabilities. We also seek out promising compounds and innovative technologies developed by third parties to incorporate into our discovery and development processes or projects.

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

As of December 31, 2013 we had two compounds (IRT-101 and IRT-103) in research and development.  We currently have two active development programs on both compounds, one in oncology and one in Crohn’s disease; which we are expecting to move into Phase II clinical trials.

The following table provides information about significant regulatory actions by, and filings pending with the FDA and regulatory authorities in the EU, as well as additional indications and new drug candidates in late-stage development.

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	INDICATION	REGULATORY ACTIONS
IRT-101	Pancreatic Cancer	End-of-Phase 1 Meeting with FDA Complete 3Q 2013
IRT-103	Crohn’s Disease	Type C Meeting with FDA Complete 2Q 2013 Scientific Advice with EMA Complete 1Q 2014

The Company has incurred, and expects to continue incurring, substantial research, development and other costs in connection with compound partnering agreements. In 2013, the Company incurred cash expenses of $2,325,137 for research and development. The Company estimates it will spend approximately $15,000,000 in cash for research and development costs in the by the end of 2015.

Employees

As of December 31, 2013, the Company had 12 full time employees and 3 part time employees.

Available Information

Our Current Reports on Form 8-K, and Quarterly Reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports have been and will be made available, free of charge, through our website (http://www.tnibiotech.com) as soon as reasonably practicable after such submission to the SEC. Such reports will remain available on our website for at least 12 months. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NW, Washington, D.C. 20549.

Item 1A.                      Risk Factors

You should carefully consider the following factors and other information in this Annual Report and our other SEC filings before making a decision to invest in our common stock.  Additional risks and uncertainties that we are unaware of may become important factors that affect us.  If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected.  In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

Risks Related to our Business

We have a limited operating history and are expected to incur significant operating losses during the early stage of our corporate development.

We have a limited operating history. Our historical financial information consists only of an audits of our financial results at and for the years ended December 31, 2013, 2012 and 2011. There is limited historical financial information upon which to base an evaluation of our performance. We are an emerging company, and thus our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operation, particularly in the pharmaceutical industry.

Since inception, we have invested a significant portion of our time and financial resources in the acquisition and development of our most advanced drug candidate, LDN. We have generated cumulative losses of approximately $283 million since inception, and we expect to continue to incur losses until IRT-103 (LDN) is approved by the FDA and foreign regulatory authorities. Even if regulatory approval is obtained, there is a risk that we will not be able to generate material sales of IRT-103 (LDN), which would cause us to continue to incur losses.

We may never generate revenue, are not profitable and may never become profitable.

We expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we are able to launch IRT-103 (LDN) we expect to incur substantial losses for the foreseeable future and may never become profitable.

We do not anticipate that we will generate revenue from the sale of our products for the foreseeable future. In addition, if approved, we expect to incur significant costs to commercialize our drug candidates and our drugs may never gain market acceptance. If our drug candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

 We will see losses from our clinical trials for the foreseeable future, and if we fail at one or more of our clinical trials, it could affect the value of the Company’s stock.

We rely on financings to fund and conduct the current clinical trials needed for NDA submission with respect to IRT-103 (LDN). Any of the following events or factors could have a material adverse effect on our ability to generate revenue from the commercialization of IRT-103 (LDN):

●	The Company may be unable to successfully complete the clinical development of IRT-103 (LDN);
●	The Company must comply with any possible additional requests and recommendations from the United States Food and Drug Administration (“FDA”), including additional clinical trials;
●	The Company may not obtain all necessary approvals from the FDA and similar foreign regulatory agencies;
●	The Company may not commit sufficient resources to the development, regulatory approval, marketing and distribution of IRT-103 (LDN);
●	IRT-103 (LDN) must be manufactured in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand;
●	IRT-103 (LDN) may not achieve market acceptance by physicians, patients and third party payers;
●	IRT-103 (LDN) may not successfully compete against alternative products and therapies; and
●	The Company or any other pharmaceutical organization may independently develop products that compete with IRT-103 (LDN).

To obtain approval from the FDA of a New Drug Application (“NDA”), for IRT-103 (LDN), The Company will need to demonstrate through evidence of adequate and well-controlled clinical trials that IRT-103 (LDN) is safe and effective for each proposed indication. However, IRT-103 (LDN) may not be approved even though it achieved its specified endpoints in the current and/or future pivotal Phase III clinical trials intended to support an NDA, which may be conducted by The Company. The FDA may disagree with the trial design and the interpretation of data from clinical trials, may ask the Company to conduct additional costly and time consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve IRT-103 (LDN) for fewer or more limited indications than The Company may request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of IRT-103 (LDN).

The Company anticipates it will spend in excess of $15,000,000 on IRT-103 (LDN) clinical trials in 2014 and 2015.

The development of new drugs is a highly risky undertaking which involves a lengthy process, and therefore our drug discovery and development activities may not result in products that are approved by the applicable regulatory authorities on the time schedule we have planned, or at all.

Our drug candidates are in early stages of drug discovery or clinical trials and are prone to the risks of failure inherent in drug development. As of the date of this Form 10-K, both of our current drug candidates, IRT-101 (MENK) and IRT-103 (LDN)  have been tested on human beings. We will need to conduct additional clinical trials before we can demonstrate that our drug candidates are safe and effective to the satisfaction of the FDA and other regulatory authorities. Clinical trials are expensive and uncertain processes that can take multiple years to complete. We cannot assure you that our ongoing clinical trials or any future clinical trial of any of our other drug candidates, will be completed on schedule, or at all, or whether our planned clinical trials will start in a timely manner. The commencement of our planned clinical trials could be substantially delayed or prevented by a number of factors, including:

●	delays or failures in obtaining sufficient quantities of the API and/or drug product;
●	delays or failures in reaching an agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites and with the FDA or other foreign regulatory bodies;
●	delays or failures in obtaining Institutional Review Board (“IRB”) or Ethics Committee (“EC”) approvals to conduct a clinical trial at a prospective site;
●	the need to successfully complete, on a timely basis, preclinical safety pharmacology studies (for IRT-101 (MENK));
●	the limited number of, and competition for, suitable sites to conduct the clinical trials;
●	the limited number of, and competition for, suitable patients for enrollment in the clinical trials; and
●	delays or failures in obtaining regulatory approval to commence a clinical trial.

The completion of our clinical trials could also be substantially delayed or prevented by a number of factors, including:

●	slower than expected rates of patient recruitment and enrollment;
●	failure of patients to complete the clinical trials;
●	failure of our third party vendors to timely or adequately perform their contractual obligations relating to the clinical trials;
●	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;
●	inability to monitor patients adequately during or after treatment;
●	termination of the clinical trials by one or more clinical trial sites;
●	unforeseen safety issues;
●	lack of efficacy demonstrated during clinical trial results;
●	lack of adequate funding to continue the clinical trials;
●	the need for unexpected discussions with the FDA or other foreign regulatory agencies regarding the scope or design of our clinical trials or the need to conduct additional trials;
●	unforeseen delays by the FDA or other foreign regulatory agencies after submission of our results;
●	an unfavorable FDA inspection of our contract manufacturers of APIs or drug products; and/or
●	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold.

Any failure or significant delay in completing clinical trials for our drug candidates will harm the commercial prospects for our drug candidates and adversely affect our financial results.

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs or ECs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of a clinical trial, or if we terminate any of our clinical trials, the commercial prospects for our drug candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a drug candidate.

If we are required to suspend or discontinue clinical trials due to side effects or other safety risks, or if we are required to conduct studies on the long-term effects associated with the use of our drug candidates, our efforts to commercialize our products could be delayed or halted.

Our clinical trials may be suspended or terminated at any time for a number of safety-related reasons. For example, administering any drug candidate to humans may produce undesirable side effects. We may voluntarily suspend or terminate our clinical trials if at any time we believe that our drug candidates present an unacceptable safety risk to the clinical trial patients. In addition, IRBs, ECs or regulatory agencies may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. The existence of undesirable side effects resulting from our drug candidates could cause us or regulatory authorities, such as the FDA, to interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory agencies denying further development or approval of our drug candidates for any or all targeted indications.

Further, cytokine receptors and opiate growth factor receptors are a novel class of targets. As a result, we may experience unforeseen adverse side effects with our existing and future drug candidates, including IRT-101 (MENK) and IRT-103 (LDN). As of the date of this annual report, although we have not observed significant harmful side effects in prior studies of LDN or MENK, later trials could reveal such side effects. The pharmacokinetic profile and results of preclinical studies may not be indicative of results in any clinical trial.

We have not conducted studies on the long-term effects associated with the use of our drug candidates. Studies of long-term effects and chronic dosing (approximately 1 year of dosing); will be required for regulatory approval and may delay introduction of our therapies or our other drug candidates into the market. Additional studies could also be required at any time after regulatory approval of any of our drug candidates. Some or all of our drug candidates may prove to be unsafe for human use.

Even if our drug candidates do obtain regulatory approval they may never achieve market acceptance or commercial success.

Even if we obtain FDA or other regulatory approval, our drug candidates may not achieve market acceptance among physicians, patients and/or third party payers or they may be used only in applications more restricted than we anticipate, and ultimately, may not be commercially successful. Our treatments, if successfully developed, will compete with a number of traditional products manufactured and marketed by major pharmaceutical and biotechnology companies. Our treatments may also compete with new products currently under development by such companies and others. Physicians will prescribe a product only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial as compared to other products currently available and in use. Physicians also will prescribe a product based on their traditional preferences. Market acceptance of our drug candidates for which we receive approval depend on a number of factors, including:

●	the efficacy and safety of our drug candidates as demonstrated in clinical trials;
●	the clinical indications for which the drug is approved;
●	acceptance by physicians, major operators of clinics and patients of the drug as a safe and effective treatment;
●	the potential and perceived advantages of our drug candidates over alternative treatments;
●	the safety of drug candidates seen in a broader patient group, including its use outside the approved indications;
●	the cost of treatment in relation to alternative treatments;
●	the availability of adequate reimbursement and pricing by third parties and government authorities;
●	relative convenience and ease of administration;
●	the prevalence and severity of adverse side effects; and
●	the effectiveness of our sales and marketing efforts.

If our drug candidates that obtain regulatory approval fail to achieve market acceptance or commercial success, the Company’s financial results will be adversely affected.

The commercial success of IRT-103 depends, in part, on our ability to develop and market the drug in North America, and if we fail in these initiatives, our ability to generate future revenue in the United States could be significantly reduced.

If we successfully complete the clinical development program in the U.S. for our lead independent drug candidate, IRT-103 (LDN), we plan to retain commercial rights to IRT-103 as we have exclusive licensing rights. Any of the following events or factors could have a material adverse effect on our ability to generate revenue in the U.S. from the commercialization of IRT-103:

●	we may be unable to successfully complete the clinical development of IRT-103;
●	our lack of experience in commercializing and marketing drug products;
●	we may not have or be able to obtain sufficient financial resources to develop and commercialize IRT-103;
●	we may not be able to identify a suitable co-development partner;
●
we, or any of our future partners, may fail to fulfill our responsibilities in a timely manner or fail to commit sufficient resources to the development, regulatory approval, and commercialization efforts related to IRT-103;

●	we, or any of our future partners, must comply with additional requests and recommendations from the FDA, including additional clinical trials;
●	we, or any of our future partners, may not obtain all necessary approvals from the FDA and similar foreign regulatory agencies;
●	IRT-103 must be manufactured in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand;
●	IRT-103 may not achieve market acceptance by physicians, patients and third party payers;
●	IRT-103 may not compete successfully against alternative products and therapies; and
●	we, or any pharmaceutical company, may independently develop products that compete with IRT-103.

Changes in pharmaceutical and biotechnology industry trends could adversely affect The Company’s operating results.

Industry trends, economic and political factors that affect pharmaceutical, biotechnology, medical device companies and academic/government entities sponsoring clinical research directly affect The Company’s business. For example, many companies in such industries and government organizations have been hiring companies (like The Company) to conduct large development projects. The Company’s operations, financial condition and growth rate could be materially and adversely affected if these industries reduce outsourcing of such projects. In the past, mergers, product withdrawals, liability lawsuits and other factors in the pharmaceutical industry have slowed decision making by pharmaceutical companies and correlating government bodies significantly delaying and/or halting drug development projects. Continuation or increases in such trends could have an adverse effect on The Company’s business. Additionally, numerous government agencies have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost-containment efforts limit potential profits derived from new drugs, The Company’s clients may reduce their drug discovery and development spending. A reduction in drug discovery and development spending could have a material adverse effect on the Company’s results and operations creating a significant reduction of The Company’s revenue.

We currently rely on third parties to conduct all our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our drug candidates.

We currently do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct clinical trials on our drug candidates. The third parties with which we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. In particular, we rely on outside sources and our own revenue to fund and conduct the current pivotal Phase III trials with respect to IRT-103 (LDN). Although we rely on these third parties to conduct our clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as current Good Clinical Practices (“cGCPs”) for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

In addition, the execution of preclinical studies and clinical trials, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. In most cases, these third parties may terminate their agreements upon a material breach by us that is not cured within 30 days by providing us with 30 days’ prior written notice. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency or our failure to comply with applicable laws. In general, these agreements require such third parties to reasonably cooperate with us at our expense for an orderly winding down of services of such third parties under the agreements. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical trial protocols or cGCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be costly, and our clinical trials may be extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the drug candidate being tested in such trials.

If any of our drug candidates receive marketing approval, and the Company or others later identify undesirable side effects caused by the drug candidate, our ability to market and derive revenue from the drugs could be compromised.

If the Company or others identify undesirable side effects caused by one of our drug candidates, any of the following adverse events could occur:

●	regulatory authorities may withdraw approval of the drug or seize the drug;
●	we may be required to recall the drug or change the way the drug is administered;
●	additional restrictions may be imposed on the marketing or the manufacturing processes of the particular drug;
●	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
●	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●	we could be sued and held liable for harm caused to patients;
●	the drug may become less competitive; and
●	our reputation may suffer.

Any of these could result in the loss of significant revenues, which would materially and adversely affect our results of operations and business.

We may need additional financing and may be unable to raise capital on acceptable terms, or at all, when needed, which could force us to delay, reduce or eliminate our research and development programs and other operations or commercialization efforts.

We are advancing multiple drug candidates through discovery and development and will require substantial funds to conduct development, including preclinical studies and clinical trials, of our drug candidates. Commercialization of any drug candidate will also require substantial expenditures. To further the development and commercialization efforts of our drug candidates, we may need additional financing to hire additional employees to co-promote drug candidates or to commercialize drug candidates that may not be covered by our current collaboration agreements.

At December 31, 2013, we had approximately $406,000 in cash and cash equivalents.  We do not believe that our available cash and cash equivalents will be sufficient to fund our anticipated level of operations for the next 12 months and we will likely need to seek outside sources of funding.  Our future financing requirements will depend on many factors, some of which are beyond our control, including:

●	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;
●	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals;
●	the continuation and success of our strategic alliances and future collaboration partners;
●	the exercise of remaining options under current collaborative agreements;
●	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;
●	our ability to enter into additional collaboration, licensing, government or other arrangements and the terms and timing of such arrangements;
●	potential acquisition or in-licensing of other products or technologies; and
●	the technologies or other adverse market developments.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. We currently have no understandings, commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings, government grants and contracts and/or strategic collaborations. Additional financing may not be available to us when we need it or it may not be available on favorable terms, if at all. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or our commercialization efforts. We may be required to enter into collaborative partnerships for one or more of our drug candidate programs at an earlier stage of development or on less favorable terms, which may require us to relinquish rights to some of our drug candidates that we would otherwise have pursued on our own. We may also be required to pursue strategic alternatives that may affect our business or corporate structure in order to make ourselves more attractive to investors.

In addition, If the Company or any of its future collaboration partners does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval, and commercialization efforts related to IRT-103 (LDN) could be delayed or terminated. It may be necessary for us to assume the responsibility at our own expense for the development of IRT-103 (LDN). In that event, we would likely be required to seek additional funding.

We may form additional strategic alliances in the future with respect to our independent programs, and we may not realize any benefits of such alliances.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our independent programs that we believe will complement or augment our existing business. For example, we plan to find a partner to co-develop and commercialize IRT-101 (MENK) and IRT-103 (LDN) outside North America upon completion of clinical development of IRT-103 (LDN) for the treatment of pediatric and adult patients with Crohn’s disease. We face significant competition in seeking appropriate strategic partners. The negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy.  We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transactions. Any delays in entering into new strategic partnership agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

We do not currently manufacture IRT-103 (LDN) and therefore must rely on third-party manufacturing to supply the drug for clinical trials.  If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers, which would cause delays in the development and commercialization of our drug candidates.

The manufacture of pharmaceutical products in compliance with cGMPs requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the drug candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA cGMP requirements, other federal and state regulatory requirements, and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our preclinical studies and clinical trials would be jeopardized. Any delay or interruption in the supply of preclinical study or clinical trial materials could delay the completion of our preclinical studies and clinical trials, increase the costs associated with maintaining our preclinical study and clinical trial programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the studies and trials completely.

All manufacturers of our drug candidates must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our component materials may be unable to comply with these cGMP requirements and with other FDA, state and foreign, regulatory requirements. The FDA or similar foreign regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our drug candidates or entail higher costs or impair our reputation.

We source the API for IRT-103 (LDN) from a third-party manufacturing vendor. Another pharmaceutical company manufactures the API for IRT-101. Our current agreements with our suppliers provide for the entire supply of the API necessary for additional clinical trials or for full-scale commercialization. In the event that we and our suppliers cannot agree to the terms and conditions for them to continue to provide some or all of our API clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us, we would not be able to manufacture the API on a commercial scale until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, our drug candidates.

Although alternative sources of supplies exist, the number of third party suppliers with the necessary manufacturing and regulatory expertise and facilities are limited, and it could be expensive and take a significant amount of time to arrange for alternative suppliers, which could have a material adverse effect on our business. New suppliers of any API would be required to qualify under applicable regulatory requirements and would need to have sufficient rights to the method of manufacturing such ingredients under applicable intellectual property laws. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.

We currently have only a limited distribution organization with no sales and marketing staff.  If we are unable to develop sales and marketing and expand distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our future products.

We currently have only a limited distribution organization with no sales or marketing staff. If our products are approved for sale in the United States we will need to execute a number of sales and marketing agreements, but there can be no assurance that the Company will be able to sign an agreement to market and distribute our products. To the extent we rely on third parties for marketing and distributing our approved products, any revenue we receive will depend upon the efforts of third parties, which may not be successful, and are only partially within our control. Our reliance on third parties makes it likely that our product revenue is likely to be lower than if we directly marketed or sold our products. If we are unable to enter into arrangements with third parties to commercialize the approved products on acceptable terms or at all, we may not be able to successfully commercialize our future products or we will have to market these products ourselves, which will be expensive and require us to build our own sales force, which we do not have experience doing. We cannot assure you we will be successful in any of these initiatives. If we are not successful in commercializing our future products, either on our own or through collaborations with one or more third parties, our future product revenue will be materially adversely affected.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business.

Effective internal controls are necessary for us to safeguard our assets and provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

While we continue to evaluate and improve our internal controls, we are a small company with limited staff, and we cannot be certain that the measures we implement will ensure that we design, undertake and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Failure to achieve and maintain an effective internal control environment could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Our independent registered public accounting firm has identified material weaknesses in our financial reporting process.

Our independent registered public accounting firm has identified two material weaknesses in our financial reporting process. Specifically, our independent registered public accounting firm identified material weaknesses with respect to:

● currently inadequate segregation of duties by management in the financial reporting area; and
● The lack of an audit committee to oversee the financial reporting process

We intend to remediate this weakness by increasing the size of our accounting staff in 2014 and by appointing an audit committee with membership that is qualified to oversee the Company’s financial reporting.  However, there can be no assurance that we will be able to successfully implement our plans to remediate the material weaknesses in our financial reporting process. Our failure to successfully implement our plans to remediate these material weaknesses could cause us to fail to meet our reporting obligations, to produce timely and reliable financial information, and to effectively prevent fraud. Additionally, such failure, or other weaknesses that we may experience in our financial reporting process or other internal controls, could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

We will need to increase the size of our organization, but we may experience difficulties in managing growth.

We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our drug candidates. Our current management, personnel systems and facilities may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

●	manage our clinical trials effectively, including our clinical trials for IRT-103 (LDN) which will be conducted at numerous trial sites throughout the world;
●	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;
●	manage operations in both regulated and unregulated businesses
●	continue to improve our operational, financial and management controls and reporting systems and procedures; and
●	identify, recruit, maintain, motivate and integrate additional employees.

 If we are unable to expand our managerial, operational, financial and other resources to the extent required to manage our development and commercialization activities, our business will be materially adversely affected.

We face substantial competition. Our competitors may discover, develop or commercialize products faster or more successfully than us.

The biotechnology and pharmaceutical industries are highly competitive. We face significant competition from companies in the pharmaceutical, biotechnology and other related markets that are researching and marketing products designed to address Crohn’s Disease, multiple sclerosis, other autoimmune diseases or immune disorders, inflammatory disorders, HIV/AIDS and cancer. Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include, for example; Abbott Laboratories, Amgen, AstraZeneca, Biogen Idec, Bayer, Elan, Johnson & Johnson, Merck, Merck Serono, Takeda, Novartis, Pfizer, Reata, Sanofi-Aventis and Teva. Many or all of these established competitors are also involved in research and drug development regarding various OGF receptors. Pharmaceutical and biotechnology companies which are known to be involved in immunotherapy research and related drug development include Pfizer, Bristol-Myers Squibb, Merck, Takeda, Sanofi-Aventis, Incyte, and UCB Pharma among others.

We are developing small molecule therapeutics that will compete with other drugs and alternative therapies that are currently marketed or are being developed to treat Crohn’s Disease, HIV/AIDS, other autoimmune diseases and inflammatory disorders, HIV/AIDS and cancer. If approved for marketing by the FDA, IRT-103 (LDN), our lead Inflammatory Bowel Disease (“IBD”) drug candidate, would compete against existing IBD treatments such as Sulfasalazine ( Azulfidine ); Mesalamine ( Asacol, Rowasa ) Corticosteroids; Azathioprine ( Imuran ) and mercaptopurine ( Purinethol ); Infliximab ( Remicade ); Adalimumab ( Humira ); Certolizumab pegol ( Cimzia ); Methotrexate ( Rheumatrex ); Cyclosporine (Gengraf, Neoral, Sandimmune) and Natalizumab (Tysabri). Similarly, other future drug candidates we are pursuing would compete against numerous existing and established drugs and potentially against other novel drugs and therapies that are currently in development. We also anticipate that we will face increased competition in the future as new companies enter our target markets and scientific developments surrounding the chemokine system continue to develop.

Many of our competitors have greater name recognition and financial, manufacturing, marketing, research and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors, thus giving our competitors a significant advantage. We may be unable to respond to competitive forces presently in the marketplace, which would severely impact our business.

We may be subject to costly product liability claims related to our clinical trials and drug candidates and, if we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

Because we conduct clinical trials with human patients, we face the risk that the use of our drug candidates may result in adverse side effects to patients and to otherwise healthy volunteers in our clinical trials. We face even greater risks upon any commercialization of our drug candidates. Although we have product liability insurance for clinical trials, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer, and we will be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. An individual may bring a product liability claim against us if one of our drug candidates or products cause, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

●	withdrawal of clinical trial volunteers, investigators, patients or trial sites;
●	the inability to commercialize our drug candidates;
●	decreased demand for our drug candidates;
●	regulatory investigations that could require costly recalls or product modifications;
●	loss of revenues;
●	substantial costs of litigation;
●	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;
●	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;
●	the diversion of management’s attention from our business; and
●	damage to our reputation and the reputation of our products.

Our business involves the use of hazardous materials. As a result, we, including our third party manufacturers, must comply with environmental laws and regulations, which may be expensive and restrict how we do business.

Our third party manufacturers’ activities and our own activities involve the controlled storage, use and disposal of hazardous materials, including the components of our pharmaceutical products, test samples and reagents, biological materials and other hazardous compounds. We and our manufacturers are subject to federal, state and local, and foreign laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. We currently carry no insurance specifically covering environmental claims relating to the use of hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of an accident, state or federal or other applicable authorities may curtail our use of these materials and/or interrupt our business operations. In addition, if an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines. The substantial unexpected costs we may incur could significantly harm our financial condition and results of operations.

Future financings may adversely affect our stockholders or impose restrictions on our assets or operations, which may harm our business.

If we raise additional capital by issuing equity securities or convertible debt securities, our existing stockholders’ ownership will be diluted and the terms of any new equity securities may have preferences over our common stock. If we raise additional capital through the issuance of debt securities, the debt will have rights senior to the holders of our common stock and may contain covenants that restrict our operational flexibility or impose liens or other restrictions on our assets. In addition, the terms of future financings may restrict our ability to raise additional capital, which would delay or prevent the further development or commercialization of our drug candidates.

If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our current drug candidates, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Additionally, we may consider pursuing strategic opportunity for our business and corporate structure that may make us a more attractive investment candidate. If adequate funds are not available, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and we may be required to delay, significantly curtail or eliminate the development of one or more of our drug candidates.

We may be adversely affected by the current economic environment.

Our ability to attract and retain collaboration partners or customers, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States and inflationary pressures. We cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.

We are exposed to risks associated with reduced profitability and potential financial instability of our collaboration partners or customers, many of which may be adversely affected by volatile conditions in the financial markets. For example, unemployment and underemployment, and the resultant loss of insurance, may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, our collaboration partners or customers may experience reductions in revenues, profitability and/or cash flow that could lead them to reduce their support of our programs or financing activities. If collaboration partners or customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. This, in turn, could adversely affect our financial condition and liquidity. In addition, if economic challenges in the United States result in widespread and prolonged unemployment, either regionally or on a national basis, prior to the effectiveness of certain provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “Affordable Care Act”), a substantial number of people may become uninsured or underinsured. To the extent economic challenges result in fewer individuals pursuing or being able to afford our products once commercialized, our business, results of operations, financial condition and cash flows could be adversely affected.

Our internal computer systems, or the computer systems of other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

Despite the implementation of security measures our internal computer systems and the computer systems of other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our drug candidates could be delayed.

Our current and future operations substantially depend on our management team and our ability to have other key personnel, the loss of any of whom could disrupt our business operations.

The Company’s future success depends on the efforts and abilities of principal members of its senior management and scientific staff to provide strategic direction, business development, operations management and maintenance of a cohesive and stable work environment. The Company relies on the services of Dr. Nicholas P. Plotnikoff and Professor Fengping Shan. If we lost their services or the services of any other key member of management, it could be impossible to replace them

Additionally, the Company’s ability to maintain, expand and renew existing business with its clients and maximize potential business opportunities from new clients (in both the drug development and the drug discovery areas) depends on its ability to hire and retain scientists with necessary skills. The scientists working for the Company must have the ability to lead ahead of continuing changes and trends in drug discovery and development technologies to create the most innovative products on the market in order to remain competitive within the drug development industry. The Company faces risks, challenges and competition attracting and retaining experienced scientists and healthcare providers.

The Company’s inability to hire qualified personnel may increase the workload for both existing and new personnel. The Company may not be successful in attracting new healthcare providers, scientists and management or in retaining/motivating existing personnel. The shortage of experienced healthcare providers and scientists or other factors may lead to increased recruiting, relocation and compensation costs for the Company. Such increased costs may reduce profit margins or make hiring necessary experts (i.e. healthcare providers or scientists) impracticable. If the Company is unable to attract or retain any of its key personnel its ability to execute a competitive and profitable business plan will be adversely affected. Services and products will be less competitive if not obsolete. If competing companies introduce superior technologies that compete with the Company’s services and products, the Company may not be able to make the necessary enhancements to its services and products that will maintain a competitive position in the marketplace. The Company’s competitive position, business, revenues and financial condition will be materially and adversely affected.

Any failure by the Company to comply with existing health care and drug regulations could harm its reputation, operating results, the quality of the Company’s business strategy and the quality of the Company’s products.

The company has not experienced any failure to comply and has not received any notice or violation of either good clinical practices, laboratory practices or good manufacturing practices.  Any future failure by the Company to comply with existing health care and drug regulations could result in the termination of ongoing research and/or the disqualification of data for submission to regulatory authorities. Failure to comply with existing regulations will harm the Company’s reputation, brand name, its prospects for immediate and future work and its operating results. For example, if the Company fails to verify that informed consent is obtained from patient participants in connection with a particular clinical trial or grant deviations from the inclusion/exclusion criteria in a study protocol, the data collected from that trial could be disqualified at which point the Company may be required to conduct the trial again at no further cost to its client. Furthermore, the issuance of a FDA notice based on a finding of a material violation of good clinical practice, good laboratory practice or good manufacturing practice requirements could materially and adversely affect the Company.

Proposed and future legislation or regulation may increase the cost of the Company’s business or limit its service and product offerings.

Federal, state, and/or international authorities might adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, recent product safety concerns and the creation of the Drug Safety Oversight Board could change the regulatory environment for drug products including the process for FDA product approval and post-approval safety surveillance. Such changes and other possible changes in regulation could increase the Company’s expenses or limit its ability to offer some of its services or products. For example, the confidentiality of patient-specific information and the circumstances under which it may be released for inclusion in the Company's databases or used in other aspects of business are subject to substantial government regulation. Additional legislation or regulation governing the possession, use and dissemination of medical record information or other personal health information may require the Company to implement new security measures requiring substantial expenditures or limiting the ability to offer services and products. These regulations might also increase costs by creating new privacy requirements for the Company’s business mandating additional privacy procedures for its clinical research business.

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

Prior to April 2013, we were not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses that will be required in order to adequately prepare for being a public company could be material.

Compliance with the various reporting and other requirements applicable to public companies will also require considerable time and attention of management. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and NASDAQ, has imposed various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

Moreover, we anticipate that compliance with these rules and regulations will increase our legal, accounting and financial compliance costs substantially. In addition, these rules and regulations may make our activities related to legal, accounting and financial compliance more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We estimate the additional costs we may incur to respond to these requirements to range from $100  to $500 thousand annually, although unforeseen circumstances could increase actual costs.

As an "emerging growth company" under applicable law, we will be subject to lessened disclosure requirements, which could leave our stockholders without information or rights available to stockholders of more mature companies.

For as long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act), we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	taking advantage of an extension of time to comply with new or revised financial accounting standards;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an "emerging growth company." Because of these lessened regulatory requirements, our stockholders would be left without information or rights available to stockholders of more mature companies.

If we are unable to attract suitable and willing investigators and volunteers for clinical trials and product development, business may suffer.

Our clinical research studies rely on the accessibility and participation of physician investigators and volunteer subjects. Investigators are typically located at hospitals, clinics or other sites and supervise administration of the study drug to patients during the course of a clinical trial. Volunteer subjects generally include individuals from the locale where the studies are conducted. Our clinical research development business could be adversely affected if it is unable to attract suitable and willing investigators or volunteers on a consistent basis.

We may not obtain government approval for our products and/or uses.

The development and commercialization of pharmaceutical products are subject to extensive governmental regulation in the United States and foreign countries. Government approvals are required to develop, market and sell potential drug candidates. Obtaining government approval to develop, market and sell drug candidates is time-consuming and expensive. The clinical trial results for a particular drug candidate might not satisfy necessary requirements to obtain government approvals. Even if we are successful in obtaining all required approvals to market and sell a drug candidate, post-approval requirements and the failure to comply with other regulations could result in suspension or limitation of government approvals.

In connection with drug discovery activities outside of the United States, we and our and its strategic partners will be subject to foreign regulatory requirements governing testing, approval, manufacturing, labeling, marketing and sale of pharmaceutical products. These requirements vary with location. Even if approval has been obtained for a product in the United States, approval in a foreign country must be obtained prior to marketing the product. The approval process in foreign countries may be more or less rigorous than the United States and the time required for approval may be longer or shorter. Clinical studies conducted outside of a specific country may not be acceptable. The approval of a pharmaceutical product in one country does not guarantee approval in another.

Even if approved, the products that we may develop and market may be later withdrawn from the market or subject to promotional limitations.

We may not be able to obtain the labeling claims necessary or desirable for the promotion of our treatments if approved. We may also be required to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory or if adverse events or other safety issues arise after approval, the FDA or a comparable regulatory agency in another country may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to complete. In addition, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required. Any reformulation or labeling changes may limit the marketability of our products if approved.

Florida Law and our Articles of Incorporation may protect our Directors and Officers from certain types of lawsuits.

Florida law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment or other circumstances.

We may seek to grow our business through acquisitions of or investments in new or complementary businesses, products or technologies, and the failure to manage acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on us.

From time to time we expect to consider opportunities to acquire or make investments in other technologies, products and businesses that may enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. Potential and completed acquisitions and strategic investments involve numerous risks, including:

●	problems assimilating the purchased technologies, products or business operations;
●	issues maintaining uniform standards, procedures, controls and policies;
●	unanticipated costs associated with acquisitions;
●	diversion of management’s attention from our core business;
●	adverse effects on existing business relationships with suppliers and customers;
●	risks associated with entering new markets in which we have limited or no experience;
●	potential loss of key employees of acquired businesses; and
●	Increased legal and accounting compliance costs.

We have no current commitments with respect to any acquisition or investment. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or distributors. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable target businesses and to obtain any necessary financing. These efforts could be expensive and time-consuming, and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to integrate any acquired businesses, products or technologies effectively, our business, results of operations and financial condition will be materially adversely affected.

We may expend our limited resources to pursue a particular opportunity and fail to capitalize on current research and products that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we have focused on specific research programs, treatments, and products. As a result, we may forego or delay pursuit of opportunities with other products or research that later may prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial treatments or profitable market opportunities. Our spending on current and future research and development programs may not yield any commercially viable treatments.

We are subject to risks associated with our non-U.S. operations.

The Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, results of operations and financial condition. We also could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions.

Furthermore, we are subject to the export controls and economic embargo rules and regulations of the United States, including, but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. A determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines and enforcement actions and civil and/or criminal sanctions, the disgorgement of profits, the imposition of a court-appointed monitor, the denial of export privileges and/or an adverse effect on our reputation.

These and other factors may have a material adverse effect on our international operations or on our business, results of operations and financial condition generally.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Due to our net losses, negative cash flow and negative working capital, in their report on our audited financial statements for the years ended December 31, 2013 and 2012, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

We have incurred substantial losses since inception. Because of these losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or, if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Risks Related to Intellectual Property

Our inability to adequately protect our intellectual property rights could hurt business.

Our commercial success will depend in part on obtaining and maintaining intellectual property protection for our products, formulations, processes, methods and other technologies. We will only be able to protect these technologies and products from unauthorized use by third parties to the extent that valid and enforceable intellectual property rights, including patents or other market exclusionary rights apply.

The patent positions of pharmaceutical companies, like ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. The general environment for pharmaceutical patents outside the United States also involves significant uncertainty. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced, or that the scope of these patent rights could provide a sufficient degree of future protection that could permit us to gain or keep our competitive advantage with respect to these products and technologies. For example, we cannot predict:

●
the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to make, use, sell, offer to sell or import competitive products without infringing our patents;

●	if and when patents will issue;
●	whether or not others will obtain patents claiming inventions similar to those covered by our patents and patent applications; or
●	whether we will need to initiate litigation or administrative proceedings in connection with patent rights, which may be costly whether we win or lose.

Some of our patents we have licensed may be subject to challenge and possibly invalidated or rendered unenforceable by third parties. Changes in either the patent laws or in the interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property.

In addition, others may independently develop similar or alternative products and technologies that may be outside the scope of our intellectual property. Furthermore, others may have invented technology claimed by our patents before our licensors or we did so, and they may have filed patents claiming such technology before we did so, weakening our ability to obtain and maintain patent protection for such technology. Should third parties obtain patent rights to similar products or technology, this may have an adverse effect on our business.

We may also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. Trade secrets, however, are difficult to protect. While we believe that we will use reasonable efforts to protect our trade secrets, our own or our strategic partners’ employees, consultants, contractors or advisors may unintentionally or willfully disclose our information to competitors. We seek to protect this information, in part, through the use of non-disclosure and confidentiality agreements with employees, consultants, advisors and others. These agreements may be breached, and we may not have adequate remedies for a breach. In addition, we cannot ensure that those agreements will provide adequate protection for our trade secrets, know-how or other proprietary information or prevent their unauthorized use or disclosure.

If competitors that have greater experience and financial resources learn our trade secrets, the competitors may copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies. If we were to prosecute a claim that a third party had illegally obtained and was using our trade secrets, it could be expensive and time consuming and the outcome could be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets than courts in the United States. Moreover, if our competitors independently develop equivalent knowledge, we would lack any legal or contractual claim to prevent them from using such information, and our business could be harmed.

The Company’s most important intellectual property includes:

●
For IRT - 103 for Crohn’s disease, Patent Number 7879870, filed April 16, 2007, issued February 1, 2011, Methods for the treatment of inflammatory and ulcerative diseases of the bowel (e.g., Crohn’s disease and ulcerative colitis) with low dose opioid antagonists (e.g., naltrexone, nalmefene or naloxone), pharmaceutical compositions for use in such methods, and methods for the manufacture of such pharmaceutical compositions.

●
Our license agreement with Dr. Jill Smith and LDN Research owned by Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky. The license may be terminated if we materially breach the agreement and fail to cure our breach during an applicable cure period. Our failure to use commercially reasonable efforts to develop and commercialize naltrexone (oral) and IRT-103 in the United States and certain other specified countries or to perform our other diligence obligations under the license agreement would constitute a material breach of the license agreement. In the event our license agreement with Dr. Jill Smith and LDN Research is terminated, we will lose all of our rights to develop and commercialize the drug candidates covered by such license, which would significantly harm our business.  TNI BioTech owns a number of other patents having to do with the development of naltrexone in low dose which would allow us to continue our development of those indications.

●
We depend significantly on our license agreement with Pennsylvania State University for the development of IRT-101 for pancreatic cancer covered by patents US Patent Numbers 6,737,397, CA 2,557,504, US 20010046968 , US 6737397 , US 6136780 , US 20080015211 , US 20070053838 , US 8003630 , US 20110123437 , US 7807368 , US 7576180 , US 7517649 , US 20080146512 , US 7122651 , US 20060073565 , US 20050191241 , Patent No 8,003,630. issued between 2001 and 2011. Our license agreement with Pennsylvania State University may be terminated if we materially breach the agreement and fail to cure our breach during an applicable cure period. Our failure to use commercially reasonable efforts to develop and commercialize OGF sometimes referred to as MENK (intravenous) and IRT-101 in the United States and certain other specified countries or to perform our other diligence obligations under the license agreement would constitute a material breach of the license agreement. In the event our license agreement with Pennsylvania State University is terminated, we will lose all of our rights to develop and commercialize the drug candidates covered by such license, which would harm our business and future prospects. TNI BioTech owns a number of other patents having to do with the development of MENK which would allow us to continue our development of those indications.

We may become subject to intellectual property suits that could cause us to incur significant costs or pay significant damages or that could prohibit us from selling its products.

The Company’s competitors also seek to obtain patents or other protection of their proprietary rights. Third parties may claim in the future that the Company’s products infringe upon their proprietary rights. To date, there have been no claims of infringement. However, in the future, intellectual property claims could force the Company to alter its existing products or withdraw them from the market or could delay the introduction of new products.

Various patents have been issued to the Company’s competitors and these competitors may assert that the Company’s products infringe their patent or other proprietary rights. If the Company’s products are found to infringe third-party intellectual property rights, the Company may be unable to obtain a license to use such technology, and it could incur substantial costs to redesign its products or to defend legal actions.

The drug discovery and development industry has a history of patent and other intellectual property litigation; thus, we may be involved in costly intellectual property lawsuits.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We or one of our collaborators may be subject to third party claims in the future that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or drug candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

In addition to infringement claims against us, if third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings with the United States Patent and Trademark Office (“USPTO”) to determine the priority of invention. We may also become involved in similar opposition proceedings in the European Patent Office regarding our intellectual property rights with respect to our products and technology.

The failure to obtain or maintain patents, licensing agreements and other intellectual property could impact our ability to compete effectively.

Our success will depend, in part, on our ability to obtain and maintain patent protection for our drug candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. While the patents we own have been issued, pending patent applications we have filed may not result in issued patents or may take longer than we expect to result in issued patents. We cannot be certain that patents will be issued as a result of any of our pending applications, and we cannot be certain that any of our issued patents, whether issued pursuant to our pending applications or licensed from third parties, will give us adequate protection from competing products.

Composition of Matter patents on APIs are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as they apply without regard to any method of use. Entirely new individual chemical compounds, often referred to as new chemical entities, are typically entitled to Composition of Matter coverage. However, we cannot be certain that the current law will remain the same, or that our drug candidates will be considered novel and non-obvious by the USPTO and courts.

In addition to Composition of Matter patents and patent applications, we also have filed Method of Use patent applications. This type of patent protects the use of the product only for the specified method. However, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if these competitors do not actively promote their product for our targeted indication, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of Method of Use patents, the practice is common and such infringement is difficult to prevent or prosecute.

Patent applications in the United States and most other countries are confidential for a period of time until they are published. The publication of discoveries in scientific or patent literature typically lags actual discoveries by several months or more. As a result, we cannot be certain whether the Company or another inventor were the inventors of the issued patents and applications or that the Company or another inventor were the first to conceive of the inventions covered by such patents and pending patent applications or that the Company or another inventor were the first to file patent applications covering such inventions.

Others may obtain issued patents that could prevent us from commercializing our product candidates or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we have licensed, our rights depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.

We have numerous issued patents and some patent applications pending before the USPTO. The protection may lapse before we manage to obtain commercial value from the patents, which might result in increased competition and materially affect our position in the market.

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of our employees’ or consultants’ former employers or their clients. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages and may lose valuable intellectual property rights or personnel.

Many of our employees were previously employed at universities, biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to commercialize, or prevent us from commercializing our drug candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Some of our intellectual property that was discovered through government funded programs may be subject to federal regulation such as “march-in” rights, certain reporting requirements, and a preference for United States industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements, and limit our ability to contract with foreign manufacturers.

Some of our existing drug candidates, including LDN and MENK, and some of the research and development work conducted before we had licensing rights may have been funded, at least in part, by the U.S. government and therefore would be subject to certain federal regulations.  Under the “march-in” provisions of the Bayh-Dole Act, the government may have the right under limited circumstances to require the patent owners to grant exclusive, partially exclusive or non-exclusive rights to third parties for intellectual property discovered through the government-funded program. The government can exercise its march-in rights if it determines that action is necessary because the patent owner fails to achieve practical application of the new invention or because action is necessary to alleviate health concerns or address the safety needs of the public. Intellectual property discovered under the government-funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. Such intellectual property is also subject to a preference for U.S. industry, which may limit our ability to contract with foreign product manufacturers for products covered by such intellectual property. We may apply for additional U.S. government funding, and it is possible that we may discover compounds or drug candidates as a result of such funding. Intellectual property under such discoveries would be subject to the applicable provisions of the Bayh-Dole Act.

Risks Related to Government Regulation

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our drug candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries which regulations differ from country to country. Neither we nor our collaboration partners are permitted to market our drug candidates in the United States until we receive approval of a NDA from the FDA. Neither we nor our collaboration partners have submitted an application for or received marketing approval for any of our drug candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

●	warning letters;
●	civil and criminal penalties;
●	injunctions;
●	withdrawal of approved products;
●	product seizure or detention;
●	product recalls;
●	total or partial suspension of production; and
●	refusal to approve pending NDAs or supplements to approved NDAs.

Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

●	a drug candidate may not be deemed safe or effective;
●	FDA officials may not find the data from preclinical studies and clinical trials sufficient;
●	the FDA might not approve our or our third party manufacturer’s processes or facilities; or
●	the FDA may change its approval policies or adopt new regulations.

If any of our drug candidates fail to demonstrate safety and efficacy in clinical trials or do not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

Even if we receive regulatory approval for a drug candidate, we will be subject to ongoing regulatory obligations and continued regulatory review which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we or our collaboration partners receive for our drug candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our drug candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, manufacturers of our drug products are required to comply with current cGMP regulations which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our drug candidates or the manufacturing facilities for our drug candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:

●	warning letters;
●	civil or criminal penalties;
●	injunctions;
●	suspension of or withdrawal of regulatory approval;
●	suspension of any ongoing clinical trials;
●	voluntary or mandatory product recalls and publicity requirements;
●	refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications filed by us;
●	restrictions on operations, including costly new manufacturing requirements; or
●	seizure or detention of our products or import bans.

The regulatory requirements and policies may change and additional government regulations may be enacted for which we may also be required to comply. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we are not able to maintain regulatory compliance, we will not be permitted to market our future products and our business will suffer.

The availability of adequate third-party coverage and reimbursement for newly approved drugs is uncertain, and failure to obtain adequate coverage and reimbursement from third-party payers could impede our ability to market any future products we may develop and could limit our ability to generate revenue.

There is significant uncertainty related to the third-party payor coverage and reimbursement of newly approved drugs. The commercial success of our future products in both domestic and international markets depends on whether such third-party coverage and reimbursement is available for our future products. Governmental payers, including Medicare and Medicaid, health maintenance organizations and other third-party payers are increasingly attempting to manage their healthcare expenditures by limiting both coverage and the level of reimbursement of new drugs and, as a result, they may not cover or provide adequate reimbursement for our future products. These payers may not view our future products as cost-effective, and coverage and reimbursement may not be available to our customers or may not be sufficient to allow our future products to be marketed on a competitive basis. Third-party payers are exerting increasing influence on decisions regarding the use of, and coverage and reimbursement levels for, particular treatments. Such third-party payers, including Medicare, are challenging the prices charged for medical products and services, and many third-party payers limit or delay coverage and reimbursement for newly approved healthcare products. In particular, third-party payers may limit the covered indications. Cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated product revenues. If the prices for our drug candidates decrease or if governmental and other third-party payers do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

Even if we obtain FDA approval of any product candidate we may develop or acquire in the future, we may never obtain approval or commercialize our products outside of the U.S., which would limit our ability to realize their full market potential. If foreign approval is obtained, there are risks in conducting business in international markets.

We intend to seek a distribution and marketing partner for IRT-101 and IRT-103 (LDN) outside North America that may market future products in international markets. In order to market any of our products we may develop or acquire outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in the U.S. or any foreign country may delay or have negative effects on the process for regulatory approval in other countries. If we fail to comply with regulatory requirements in a foreign country or to obtain and maintain required approvals, our potential market for our products will be reduced and our ability to realize the full market potential of our products will be harmed.

The Company, either directly or through its collaborating partners, is working with drug regulatory authorities in Nicaragua, China and in those African Nations where an FDA equivalent exists, the Company is working with the agencies to obtain local approval for the therapies for each modality that we intend to market for.  We believe this will reduce the risk to TNI BioTech due to The Agreement on Trade Related Aspects of Intellectual Property Rights (“TRIPS”) which is an international agreement administered by the World Trade Organization (“WTO”). TRIPS allows emerging nations to manufacture drugs around existing patents.

If approved for commercialization in a foreign country, we intend to enter into agreements with third parties to market our products whenever they may be approved and wherever we have the right to market them. Consequently, we expect that we will be subject to additional risks relating to entering into international business relationships, including:

●
lack of adequate protection from intellectual property rights in foreign countries, which could occur if we do not have issued patents in force in such foreign countries covering our products, their methods of use and methods of manufacture;

●
the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices (for instance, because the goods have patent protection in such country), opts to import goods from a foreign market (with low or lower prices) rather than buy them locally;

●	unexpected changes in tariffs, trade barriers and regulatory requirements

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with laws for employees traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues;

●	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

●	production shortages resulting from any events affecting the API and/or finished drug product supply or manufacturing capabilities abroad;

●	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and

●	failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act

These and other risks may materially adversely affect our ability to attain or sustain revenue from international markets.

Healthcare policy changes may have a material adverse effect on us.

Our business may be affected by the efforts of government and third-party payers to contain or reduce the cost of healthcare through various means. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or ACA), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare D program. ACA has been held constitutional. This adds to the uncertainty of the legislative changes enacted as part of ACA, and we cannot predict the impact that ACA or any other legislative or regulatory proposals will have on our business.  We expect both government and private health plans to continue to require healthcare providers, including healthcare providers that may one day purchase our products, to contain costs and demonstrate the value of the therapies they provide.

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

●
the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

●
the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements to obtain payment from the federal government, and which may apply to entities like us which may provide coding and billing advice to customers;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and
●
the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert Management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

The FDA may not accept the results of clinical trials conducted outside of the United States.

It is possible that the FDA may not accept the results of our clinical trials; and this risk can increase when a clinical trial is conducted outside of the United States. All clinical trials and clinical trial sites that are outside of the United States but will be used to support a US FDA application will be run in accordance with all US guidelines and regulations; however, this does not guarantee the FDA’s acceptance of the clinical trial results.  Clinical studies to support US licensure will only be conducted in countries that are typically used to support a US licensure such as Canada, Australia, and countries within the EU.  We would need to obtain approval from the FDA to conduct the trial outside of the United States and/or to allow clinical sites outside of the US, prior to initiation of such study.  We would also need to ensure that the study is conducted in accordance with local legal and regulatory requirements and all applicable United States federal regulations, European Union regulations, International Conference on Harmonisation of Good Clinical Practice guidelines and any other applicable regulatory requirements for the overall conduct of the clinical investigation.

Risks Related to our Common Stock

Because of their significant stock ownership, our chief executive officer, our other executive officers, and our directors and principal stockholders may be able to exert control over us and our significant corporate decisions.  Our other stockholders will have limited ability to influence corporate actions or decisions.

This concentration of ownership may harm the value of our common stock by, among other things:

●	delaying, deferring or preventing a change in control of our company;
●	impeding a merger, consolidation, takeover or other business combination involving our company; or
●	causing us to enter into transactions or agreements that are not in the best interests of all stockholders

As a group, our officers and directors own 21.9% of the outstanding common stock of the Company. Our other stockholders will have limited ability to influence corporate actions or decisions.

The price of our common stock may be volatile, and you may not be able to resell your shares.

An active and liquid trading market for our common stock may not develop or be sustainable. Shareholders may be unable to sell shares of common stock at or above their purchase price due to fluctuations in the market price of our common stock. The market price of our Common Stock may fluctuate significantly in response to factors, some of which are beyond our control. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

●	results from, and delays in, clinical trial programs relating to our drug candidates, including the ongoing and planned clinical trials for IRT-103 (LDN), IRT-101 (MENK) and other drug candidates;
●	announcements of regulatory approvals or disapprovals of our drug candidates including IRT-103 (LDN) and IRT-101 (MENK) or delays in any regulatory agency review or approval processes;
●	failure or discontinuation of any of our research programs;
●	loss of significant clients or customers;
●	loss of significant strategic relationships;
●	announcements relating to future collaborations or our existing collaborations;
●	our failure to achieve and maintain profitability;
●	changes in earnings estimates and recommendations by financial analysts;
●	changes in market valuations of similar companies;
●	wholesalers’ buying patterns;
●	addition or termination of clinical trials or funding support;
●	regulatory developments affecting our drug candidates or those of our competitors;
●	the Company’s sales decrease internationally;
●	variations in the level of expenses related to our drug candidates or future development programs;
●	ability to secure new government contracts and allocation of our resources to or away from performing work under government contracts; and
●	general economic conditions in the United States and abroad;
●	acquisitions and sales of new products, technologies or business;
●	delays
●	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
●	the issuance of new or changed securities analysts’ reports or recommendations regarding us, our competitors or our industry in general;
●	actual and anticipated fluctuations in our quarterly operating results;
●	disputes concerning our intellectual property or other proprietary rights;
●	introduction of technological innovations or new products by us or our competitors;
●	manufacturing issues related to our drug candidates for clinical trials or future products for commercialization;
●	market acceptance of our future products;
●	deviations in our operating results from the estimates of analysts;
●	third party payor coverage and reimbursement policies;
●	new legislation in the United States relating to the sale or pricing of pharmaceuticals;
●	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
●	product liability claims or other litigation or public concern about the safety of our drug candidates or future drugs;
●	our ability to obtain necessary intellectual property licenses including, if necessary, those relating to IRT-103 (LDN) and other drug candidates;
●	the outcome of any future legal actions to which we are a party;
●	sales of our common stock by our officers, directors or significant stockholders;
●	frequent, irregular, under market, or large sales of shares of our common stock by any shareholder;
●	additions or departures of key personnel; and
●	external factors, including natural disasters and other crises.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation suits against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our convertible notes, options or warrants sell, or indicate an intention to sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market place that these sales may occur could also cause the trading price of our common stock to decline.

Certain holders of shares of our common stock, warrants to purchase our common stock, and shares of common stock issuable upon exercise of warrants will be entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. In addition, our directors may, and we expect that our executive officers will establish programmed selling plans under Rule 10b5-1 of the Exchange Act, for the purpose of effecting sales of our common stock. Any sales of securities by these stockholders, or the perception that those sales may occur, including the entry into such programmed selling plans, could have a material adverse effect on the trading price of our common stock.

If we sell shares of our common stock in future financings, common stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our common stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such a discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock.

Provisions of our charter documents or Florida law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future, therefore capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of the common stock will be your sole source of gain for the foreseeable future.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value. We do not currently have any class of preferred stock authorized.

Our shares may be subject to the “penny stock” rules, which may subject you to restrictions on marketability and limit your ability to sell your shares.

Broker-dealer practices in connection with transactions in “Penny Stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (the “SEC”). Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. The Company’s securities may be subject to the penny stock rules, and investors may find it more difficult to sell their securities.

An active and visible trading market for our common stock may not develop.

We cannot predict whether an active market for our common stock will develop in the future. In the absence of an active trading market:
●	Investors may have difficulty buying and selling or obtaining market quotations;
●	Market visibility for our common stock may be limited; and
●	A lack of visibility for our common stock may have a depressive effect on the market price for our common stock

Our common stock is currently quoted on the OTC Market under the trading symbol “TNIB”. The OTC Market is unorganized, inter-dealers, over-the-counter markets that provides significantly less liquidity than the New York Stock Exchange or NASDAQ.  No assurances can be given that we will ever obtain a listing for our securities on a senior exchange.  The trading price of our common stock is therefore expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors.  These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an "emerging growth company" our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates, and thus investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Item 1B.                 Unresolved Staff Comments

Not applicable.

Item 2.                 Properties

We maintain our headquarters at 618 East South Street, Suite 500, Orlando, Florida 32801.   The Company leases approximately 100x sq. feet at a monthly cost of approximately $1,500.   The lease is a month to month lease and expires on January 31, 2015.

The Company carries out research and development at 5100 Buckeystown Pike, Suite 250, Frederick MD, where it leases approximately 400 sq. feet at a monthly cost of approximately $4,700. The lease expires in August 2014.

The Company also sub-leases approximately 2,500 sq. feet of office space in White Plains, New York, where it carries out certain administrative functions.  The monthly rental cost is approximately $5,700.  The lease expires in January 2016.

We believe our facilities are adequate for our current operations.

Item 3.                 Legal Proceedings

We are not currently subject to any material legal proceedings.  However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

Item 4.                 Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for quotation on the OTCQB marketplace under the symbol TNIB.  Our common stock began trading in November 1999 on OTC under the name Galliano International Ltd.  Trading under the name of TNI Biotech, Inc. commenced in March 2012 under the symbol TNIB.  The following table sets forth the high and low sales prices per share of our common stock for the periods indicated as reported by the OTC Markets Group, Inc.

Period
	Price Range
	High	Low
Quarter Ended December 31, 2013:	$3.20	$1.01
Quarter Ended:
September 30, 2013	$3.45	$0.68
June 30, 2013	$5.25	$2.99
March 31, 2013	$10.20	$4.00
Quarter Ended December 31, 2012:	$9.70	$1.40
Quarter Ended
September 30, 2012	$2.75	$0.72
June 30, 2012	$8.00	$2.60
March 31, 2012	$10.01	$9.00

Record Holders

As of March 26, 2014, we have approximately 500 stockholders of record of our common stock.

Dividends

We issued a one-time dividend of 1,182,474 shares of the Company to the existing shareholders with a record date of April 23, 2012. The dividend was distributed in two installments due to a calculation error made by our transfer agent.

We do not anticipate paying any cash dividends in the foreseeable future.

The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors.  There are no restrictions that currently limit our ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not established any equity compensation plans.  Accordingly, no stock is authorized for issuance under such a plan.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

TNI BioTech, Inc. was initially incorporated in Florida on December 2, 1993 as Resorts Club International, Inc. (“Resorts Club”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on June 27, 1998. The Company began trading in November 1999 through the filing of a 15C-211. On November 3, 2004, Galliano merged with Resorts Club International, Inc. Resorts Club was the surviving corporation. On August 10, 2010, Resorts Club changed its name to pH Environmental, Inc. (“pH Environmental”). On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012 pH Environmental executed a share exchange agreement for the acquisition of all of the outstanding shares of TNI BioTech, IP. (“TNI”).

TNI BioTech is a biopharmaceutical company focused on developing and commercializing therapeutics to treat cancer, HIV/AIDS and autoimmune diseases by combating these chronic and often life-threatening diseases through the stimulation and/or regulation of the body’s immune system. The Company has been developing active and adoptive forms of immunotherapies through the acquisition of patents, INDs (investigational new drug) and clinical data and all proprietary technical information, know-how, procedures, protocols, methods, prototypes, designs, data and reports, which are not readily available to others through public means, and which are owned, generated or developed through experiments or testing by Dr. Plotnikoff, Professor Shan, Dr. Bernard Bihari, Dr. Ian Zagon, Dr. Jill Smith, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky. The Company currently has offices in Orlando, Florida, White Plains, New York, and Frederick, Maryland.

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

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, the transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and achieving a level of revenue adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise substantial additional funds. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

Subsidiaries

The Company formed its United Kingdom subsidiary, TNI BioTech, LTD (the “Subsidiary”) in August, 2013. TNI BioTech, LTD received approval to be considered an enterprise micro, small or medium-sized enterprise (“SME”) with the European Medicines Agency (“EMA”) on August 21, 2013. The designation provides the Subsidiary with significant discounts when holding meetings or submitting filings to the EMA. On September 19, 2013, the Subsidiary submitted a pre-submission package to the EMA regarding Crohn’s Disease. The EMA granted the Subsidiary a meeting that took place on September 27, 2013. The Subsidiary is eligible to benefit from the provisions for administrative and financial assistance for SMEs set out in Regulation (EC) No 2049/2005.

In October 2012, the Company formed TNI BioTech International, Ltd., a BVI company in Tortola, British Virgin Islands.  TNI BioTech International was set up to allow the Company to market and sell Naltrexone in those countries we have been able to obtain approval.

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. The Company expects that the manufacturing of TNI BioTech therapies and their subsequent distribution into emerging nations will continue to be operated directly through TNI BioTech. The Company has entered into consulting arrangements with Dr. Graham Burton, M.D., Ph.D., and  Mr. Gary G. Gemignani, to focus on the clinical advancement of LDN and MENK through Cytocom.  Dr. Burton will be responsible for leading Cytocom’s global development, clinical research and medical initiatives. Mr. Gemignani will be responsible for operational and business development activities and financial management of Cytocom.

In March 2014 the Company incorporated Airmed Biopharma Limited, an Irish corporation with an address in Dublin, Ireland, and Airmed Holdings Limited, an Irish company domiciled in Bermuda. The Irish companies were set up to benefit from incentives granted by the Irish government for the establishment of pharmaceutical companies (8 out of 10 of the world’s leading pharmaceutical companies have located in Ireland), and because Ireland is a member of the European Union and the European Economic Area (the “Euro Zone”).  An Irish limited liability company enjoys a low corporate income tax rate of 12.5%, one of the lowest in the world. The Irish-domiciled company hopes to qualify for tax incentives for Irish holding/headquartered companies and to benefit from the network of double tax treaties that reduce withholding taxes.  The BVI company will manage our international distribution, using product that is manufactured in Ireland and elsewhere.

Financial Operations Overview

Revenue

The Company reported no revenues in the years ending December 31, 2013 and 2012.

The Company expects to derive revenues in 2014 from the sale of its products in Malawi, Nigeria, Equatorial Guinea, Burkina Faso and Niger under distribution and partnership agreements announced in 2012 and 2013.

Direct Expenses and Gross Margin

The Company incurred no direct expenses in 2013 and 2012.  In future, direct expenses will include the cost of finished product to be purchased from the Company’s contract manufacturers, sales incentives, associated travel, and inventory return charges.

Gross margin, which is gross profit as a percent of revenue, will be affected by a number of factors, including the type of product sold and the geographic region in which the sale is made.

Research and Development

The Company makes significant investments in research and development ("R&D) in support of ongoing proprietary product development programs to support our pipeline of new drug candidates. See Item 1. "Business" for a summary the current stage of development of our new drug candidates.  Expenses related to both direct research and to the use of outsourced research arrangements increased significantly in 2013 compared to 2012, as the Company incurred a full 12 months’ of expenses in 2013 as compared to the limited spending in the final quarter of 2012.

R&D expenses consist of salaries and benefits paid to employees directly engaged in research, payments made in cash or in kind to contractors for services directly related to research and product development, product development costs, payments made for patents and licenses to which the Company has acquired rights to use, and travel, telecommunications, facilities and external legal costs incurred in relation to research activities.

We do not collect costs on a product basis or for any category of product involved in carrying out research projects. While we do perform cost calculations to facilitate our internal evaluation of individual products, these calculations include significant estimations and allocations that are not relevant to, or included in, our external financial reporting mechanisms. As a consequence, we do not report research and development costs at the product level.

Operating Expenses

Selling, general and administrative expenses primarily include salary and benefit costs for employees and contractors included in our sales, marketing, finance, legal and administrative organizations, professional services, insurance, unallocated travel expenses, telecommunications, and office expenses. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services.

Other Expenses, Net

Other expenses, net consists primarily of interest income on cash balances, interest expense on borrowings, and impairment of intangibles. Interest expense will vary periodically depending on prevailing short-term interest rates.

Loss on settlement of debt

Loss on settlement of debt comprises the cost of issuance of common stock for the retirement of principal and accrued interest on promissory notes.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

We have identified the policies below as critical to our business operations and the understanding of its results of operations. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Company’s Board of Directors. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates and such differences may be material.

Cash and Cash Equivalents

We consider all highly liquid debt instruments and other short-term investments with a maturity of three months or less to be cash equivalents.

Net Loss Per Share of Common Stock

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis.

Uncertainty in Income Taxes

Management considers the likelihood of changes by taxing authorities in its filed income tax returns, and recognizes a liability for or discloses potential changes that management believes are more likely than not to occur upon examination by tax authorities.  Management has not identified any uncertain tax positions in filed income tax returns that require recognition or disclosure. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

We follow Accounting Standards Codification (“ASC”) 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. The Company has adopted ASC 740-10 and evaluates its  tax positions on an annual basis.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

We had no revenues from operations for years ended December 31, 2013 and 2012.  We anticipate having revenues in the second half of 2014.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the years ended December 31, 2013 and 2012 were as follows (dollar amounts in thousands):

	2013	2012
Selling, general and administrative	$71,104	$48,558
Increase from prior year	$22,546	$48,558
Percent increase from prior year	133.4%	100%

The increase year over year in selling, general and administrative expense was attributable primarily to increased sales and marketing activities to promote the manufacture and sale of the Company's products in Nicaragua and Africa, and the cost of raising additional equity to fund ongoing operations and business development.

In the year ended December 31, 2013, total cash spent on in selling, general and administrative expense was $4,568,741, compared to $1,368,221 for the corresponding period in 2012, an increase of $3,200,520 or 234%.  Significant cash items included:
●
consulting services obtained  to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $1,269,973 in 2013, an increase of $997,365 or 366% over the $272,608 spent in 2012;

●	professional fees for legal, tax and accounting services in the amount of $1,096,652 in 2013, an increase of $792,460 or 261% over the $304,192 spent in 2012;
●	payroll in the amount of $1,004,447 in 2013, an increase of $538,995 or 116% over the $465,452 spent in 2012;
●	and travel in the amount of $427,860 in 2013, an increase of $362,790 or 557% over the $65,070 spent in 2012.

In addition, the Company recorded non-cash expenses in selling, general and administrative of $66,535,347 in 2013 (an increase of $37,441,490 or 129% over the $29,093,857 recorded in 2012), comprised mainly of costs of issuance of shares for services ($55,100,202 in 2013, compared to $3,290,500 in 2012) and warrants to purchase stock ($10,531,073 in 2013, compared to $25,810,469 in 2012).

Research and development

R&D expenses and related percentages for the years ended December 31, 2013 and 2012 were as follows (dollar amounts in thousands):

	2013	2012
Research and development	$22,024	$4,960
Increase/ (decrease) from prior year	$17,064	$4,960
Percent increase from prior year	344%	100%

Approximately 75% of the R&D spending in both 2013 and 2012 was on the development of LDN; the balance was spent on MENK.

The Company's R&D activities commenced in the third quarter of 2012, the Company having only completed the initial acquisition of MENK-related patents required for research in the second quarter of that year.  There was no spending on research and development during the first six months of 2012.

In 2013 we continued to build R&D organization and capabilities focusing primarily on new uses for opioid-related immuno-therapies, such as LDN and MENK.

Our R&D priorities include development of Methionine [Met5]-enkephalin (IRT-101 (MENK)), a small synthetic peptide that is naturally occurring in the body, and low dose naltrexone (IRT-103 (LDN)), an opioid receptor antagonist.  Our pipeline provides two therapies with a wide range of indications that can be pursued. We believe that both molecules have the ability to stimulate the immune system in order to treat a variety of autoimmune diseases including multiple sclerosis, immune disorders such as Crohn’s disease, cancer, and viral infections such as HIV/AIDS.

Our R&D is overseen and managed internally, working with individuals, universities, and CROs in order to utilize patents that we have licensed or acquired since our inception.  We continue to seek to expand our pipeline of patents by reviewing other compounds, technologies or capabilities. We also seek out promising compounds and innovative technologies developed by third parties to incorporate into our discovery and development processes or projects.

Drug discovery and development is time-consuming, expensive and unpredictable. According to PhRMA, out of 5,000-10,000 screened compounds, only 250 enter preclinical testing, five enter human clinical trials and one is approved by the FDA. The process from early discovery or design to development to regulatory approval can take more than 10 years. Drug candidates can fail at any stage of the process, and candidates may not receive regulatory approval even after many years of research.

As of December 31, 2013, we had two compounds (IRT-101 and IRT-103) in research and development.  We currently have two active development programs in oncology and Crohn’s disease; both of which are expected to move into Phase 3 clinical trials in the first half of 2014.

Expenses for research and development in 2013 decreased by 4.5% compared to expenses in 2012.  Increases in payroll, cash payments to contractors and related R&D costs in the 2013 were offset by a reduction in the cost of stock payments for licenses, resulting in lower overall R&D expense in 2013 vs. 2012.

In 2013, total cash spent on R&D was $2,325,137, an increase of $2,143,947 or 2,144%  over the $181,190 spent in 2012.  Significant cash items included:

●
payments for contracted technical services ($1,446,723 in 2013, an increase of $1,424,723 or 1,556% over the $42,000 spent in 2012), reflecting the increased use of contractors to perform some of our research activities;

●	patent expenses ($122,633 in 2013, compared to $0 for 2012), reflecting increased costs incurred in 2013 to maintain licenses and patents acquired in 2012 and 2013,
●	legal fees ($83,495 in 2013, compared to $0 in 2012), incurred mainly to document new licenses and patents;
●	payroll ($438,648 in 2013, an increase of $281,682 or 359% over the $78,483 spent in 2012), reflecting the hire of three new R&D employees in 2013; and
●	travel ($42,013 in 2013, an increase of $38,939 or 1,267% over the $3,074 in 2012).

The Company recorded non-cash R&D expenses of $19,698,814 in 2013 (a decrease of $3,176,146 or 14% compared to the $4,495,000 recorded in 2012), comprised mainly of the amortization of the cost of acquisition of licenses, the costs of issuance of shares for the use of patents and licenses and for services provided by consultants.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements.  The increase year over year in depreciation and amortization expense reflects the fact that most of the Company's patents and licenses were acquired after October 1, 2012.

Depreciation and amortization expenses for the years ended December 31, 2013 and 2012 were as follows (dollar amounts in thousands):

	2013	2012
Depreciation expense	$1	$0.1
Amortization expense	$2,852	$1,570
Increase from prior year	$1,283	$1,570
Percentage increase from prior year	45%	100%

Interest Expense

Interest expense for the years ended December 31, 2013 and 2012 were as follows (dollar amounts in thousands):

	2013	2012
Interest expense	$1,437	$27
Increase from prior year	$1,410	$69
Percentage increase from prior year	5,222%	256%

Interest expenses are comprised of loan origination fees and interest owed by the Company.  The significant increase in interest expense reflects the 189% increase in notes payable in 2013 over 2013 and the cost of stock used to pay interest owed on the notes.

Loss on settlement of debt

In 2013, certain lenders to the Company exercised their rights to convert all or a portion of their notes payable to equity. The Company recorded an expense of $8,640,971, reflecting the fair value of the 1,567,103 shares of common stock issued in exchange for the notes.  The corresponding expense was $22,105,265 in 2012.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $406,596 at December 31, 2013, compared to $313,095 at December 31, 2012.

We do not expect that our cash reserves will be sufficient to meet our operational needs and we will need to raise additional capital to pay for our operational expenses and provide for capital expenditures. In addition to the Company's operational expenses, which are estimated at $400,000 per month, we estimate that we need approximately $7-15 million in the next twelve months to fully develop our products and for Phase III clinical trials for Crohn’s disease. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the years ended December 31, 2013 and 2012, net cash used in operating activities from continuing operations was $6,456,667 and $908,483, respectively. For the years ended December 31, 2013 and 2012, net cash used in investing activities from continued operations was $166,377 and $1,062, respectively. The change in 2013 is due to the purchase of computer equipment and payment for the Pennsylvania State University license.

During the year ended December 31, 2013 proceeds from the sale of stock and exercise of stock warrants totaled $6,553,377 compared to $1,136,500 for the corresponding period in 2012.  We also generated $384,835 from the issuance of notes payable in 2013 compared to $146,128 in 2012.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2013 and 2012, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2013 and 2012 and the report of Turner, Stone & Company, L.L.P. (“Turner”), our independent registered public accounting firm, are set forth on pages F-1 through F-20 of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are ineffective to ensure that information disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This determination was based on the small size of our accounting staff, the lack of segregation of duties and the lack of an audit committee which creates a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness means there is a risk that our financial reports or other filings may contain an error or inaccuracy or not submitted timely.  The Company plans to remediate this weakness by increasing the size of its accounting staff in 2014 and by appointing an audit committee with membership that is qualified to oversee financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Any internal control system, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee, management concluded that, as of December 31, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART II

Item 10.	Directors, Executive Officers and Corporate Governance

The following sets forth information regarding our executive officers and the members of our Board of Directors as of the date of this Annual Report.  All directors hold office for one-year terms until the election and qualification of their successors.  Officers are appointed by our Board of Directors and serve at the discretion of the board, subject to applicable employment agreements.

Our directors and executive officers and additional information concerning them are as follows:

Name	Age	Date of Appointment	Position
Noreen Griffin	62	March 2012	Chief Executive Officer and Director
Dr. Nicholas Plotnikoff	86	March 2012	Non-Executive Chairman of the Board and Director
Christopher Pearce	70	March 2012	Chief Operating Officer and Director (*)
Dr. Eugene Youkilis	75	March 2012	President and Director
Peter Aronstam	61	January 2013	Chief Financial Officer
Dr. Fengping Shan	55	March 2012	Chief Science Officer and Director
Dr. Gloria B. Herndon	63	March 2012	Director
Dr. Angus Dalgleish	64	June 2013	Chief Medical Officer and Director of Research and Development (#)
Dr. Joseph M. Fortunak	59	April 2013	Vice President of Global Research and Development and Chemical Development
_____________
(*) Mr. Pearce began his term as Chief Financial Officer of the Company. Upon the appointment of Mr. Aronstam as Chief Financial Officer on January 1, 2013, Mr. Pearce was appointed Chief Operating Officer.
(#) Dr. Dalgleish was appointed to replace the late Dr. Herberman, who passed away on June 1, 2013.

Directors and Officers

Dr. Nicholas Plotnikoff, Non-Executive Chairman of the Board and Director

Dr. Nicholas Plotnikoff has a Ph.D. in Pharmacology, over 20 years’ experience in the pharmaceutical industry working in Pharmacology, Toxicology, and Clinical Research and has been a director of the Company since March of 2012. Prior to that,  Dr. Plotnikoff was a Professor of Pharmacology at the University of Illinois Medical Center in Chicago from December 1987 until his retirement in May 2008. Dr. Plotnikoff formed TNI Pharmaceutical, Inc. in 1987, which became a public company in 1991. Dr. Plotnikoff served as its Chief Executive Officer and President for the next 20 years where he helped develop the immunological effects of MENK. He successfully managed the project teams that developed the new drug applications (“NDA”) for Traxene (a Valium-like tranquilizer) and Cylert (a non-amphetamine psychostimulant).  Dr. Plotnikoff was responsible for the Phase I and Phase II trials for MENK in HIV/AIDS.

In basic research, he was the first to identify the central nervous system effects of hypothalamic releasing factors (brain hormones), resulting in clinical development for treatment of depression and Parkinson’s disease. Dr. Plotnikoff has co-authored 25 publications with Dr. Andrew Schally, covering basic research in the field of depression and Parkinson’s disease. Dr. Plotnikoff was issued a number of international patents for the use of MENK in HIV/AIDS and cancer. TNI BioTech IP, Inc. acquired the patents in 2012.

Chapter 7 bankruptcy proceedings were intitated in Delaware in November 2011 by TNI Pharmaceuticals, Inc. ("TNI Pharma"), an entity affiliated with Mr. Plotnikoff and unrelated to the Company, and are currently ongoing.

Noreen Griffin, Founder, Chief Executive Officer and Director

Noreen Griffin is one of the Founders and has been the Chief Executive Officer of the Company since March 2012.  Ms. Griffin was a vital part of the acquisition of the patents and therapies involving MENK and LDN. She was involved with the inventors and patent holders for over 5 years before deciding to join the team that formed TNI BioTech, Inc.

From 1998 to 2012, Ms. Griffin was the sole officer and director of Supertrail Manufacturing Co., Inc., a private company in Aberdeen, Mississippi.  From 1997 to 2013, Ms. Griffin was Chief Financial Officer of Environmental Remediation Holdings, Inc., a public reporting company in Lafayette, Louisiana. From 2004 to 2009, she was an advisor to Global Environmental Energy Corp, a public company, and assumed the role of sole officer for the purpose of the company’s bankruptcy. From 2007 to 2012, Ms. Griffin was Chief Executive Officer of pH Solutions, a private company in Boston, Massachusetts. Since 2008, Ms. Griffin has been a partner of Griffin Enterprises Group. The firm provides chief financial officer services to its clients on a part- time basis.  In that capacity, Ms. Griffin acted as sole officer and director for bankruptcy of James M. Jost and Company Inc. and Avalon from 2010 through 2012.

Ms. Griffin has over 25 years of industry experience, having founded and led a number of startup companies. She has played an integral role in raising multiple rounds of private and venture capital funds on behalf of clients. Ms. Griffin has served as Chief Financial Officer and Vice President of a number of small public companies over the last 10 years. In addition, Ms. Griffin has significant experience in the administration of companies in bankruptcies. She is also a creditor in the TNI Pharma bankruptcy initiated in November 2011.

Dr. Eugene Youkilis, Director and President

Dr. Eugene Youkilis has been a director of the Company since March 2012.  Dr. Youkilis has a Ph.D. in Toxicology and is a Diplomate of the American Board of Toxicology. He was President and Founder of Clinical Bio-Tox Laboratories, Director of Toxicology and Immunobiology at Baxter International, Laboratory Section Chief and Director at Stroger Hospital (formerly Cook County Hospital) and has been a Principal Associate with Toxicology Resource Associates, Inc. since May 2007.

 Dr. Youkilis has provided consulting services to industry organizations, research facilities and the legal profession in the areas of forensic, clinical and industrial/occupational toxicology. Dr. Youkilis has over 25 years of experience in the pharmaceutical and healthcare industry working in Toxicology, Pharmacology and Clinical Research. Dr. Youkilis was a Senior Research Investigator with G. D. Searle & Company. Dr. Youkilis is the author or co-author of over 25 presentations and publications. He began working with Dr. Nicholas Plotnikoff in 1983 on the patented technology acquired by the Company for the treatment of HIV/AIDS and cancer patients.

Since his retirement from John H. Stroger Hospital in 2007 until the patented technology was acquired by TNI IP, Dr. Youkilis worked closely with Dr. Plotnikoff on the development of this patented technology. Specifically, he worked to acquire pertinent clinical data, obtain and enhance the patent coverage and raise funds for clinical trials.

Dr. Youkilis has worked in an operational, scientific, and business capacity for over 25 years. He has been responsible for the administrative and technical aspects of a hospital STAT and outpatient clinic laboratories and has provided laboratory supervisors with direction and assistance to assure that the laboratories complied with all required regulations. He was responsible for the scientific and technical personnel and operations of a large independent forensic urine drug-testing laboratory with clientele including many large corporations. He has assured that companies maintain strict adherence to all applicable aspects of current forensic toxicology principles and utilized state of the art methods and instrumentation. He initiated a comprehensive quality assurance/quality control program to position a company’s laboratories for a rigid certification process. He has budgeted, managed and planned aspects of all general and special toxicity studies within certain programs.  He supervised all phases of the studies including protocol design, implementation, and reporting aspects.

Dr. Fengping Shan, Director and Chief Science Officer

Fengping Shan has been a director of the Company since March 2012.  Dr. Shan has a Ph.D. in Microbiology and Tumor Immunology. Dr. Shan is Professor of Immunology and Vice Director of the Institute of Immunology, China Medical University, in Shenyang, China. Professor Shan has been with the University from 2006 to present.

Dr. Shan was the Senior Scientist for Penta Biotech from 2000 to 2006, Chief Scientist for the China Liaoning Institute of Microbiological Science from 1995 to 2000 and studied at the National Cancer Research in Paris, France from 1990 to 1994. Dr. Shan has authored 90 publications, been issued 11 patents, and is the unique inventor of a thrombolytic enzyme from the earthworm. From 2000 to present, Dr. Shan has worked both in the United States and China on the clinical trials with Dr. Nicholas Plotnikoff involving new immunotherapies for the treatment of cancer. Based on the trials, a number of patents were filed in China beginning in 2009 and 2010, and approved in 2011.

Christopher Pearce, Director and Chief Operating Officer

Christopher Pearce has been a director of the Company since March 2012.  He was born in the United Kingdom and educated at Lord Wandsworth College and London University where he received his LLB (Bachelor of Law). He agreed to accept a position with the Company in late 2011, due to his 10 year history and involvement with Dr. Nicholas Plotnikoff. In addition to his position with the Company,  he is one of the founding principals of pH Pharmaceutical, Inc. (a pharmaceutical company focused on the commercial application and licensing of a patented technology) and its affiliated company, pH Solutions, since its inception in December 2007. Mr. Pearce serves on the Board of Directors and served as the Chief Financial Officer until the Company appointed Mr. Peter Aronstam, at which time Mr. Pearce was appointed as the Company’s Chief Operating Officer. The Company felt his experience was still needed on the Board for deliberations regarding the Company’s business. He maintains good relationships with the other members of the Board, which makes him an effective consensus builder in coming to decisions to be made by the Board of Directors.

Mr. Pearce has had an association with independent filmmakers for over 30 years. He was head of Cannon Group production and served as Chairman and Chief Executive Officer from 1991 to 1994.  Over the years as director, chief operating officer and chief executive officer at Cannon Group, Mr. Pearce managed more than 5,000 employees worldwide and $500,000,000 in revenue per annum.  His responsibilities included running large operations that required sourcing products and services, contract negotiation, marketing and advertising, scheduling, warehousing and inventory management and employee oversight.  When he left Cannon Group in 1994 he began working for Global Pictures, Inc.   Mr. Pearce retired from filmmaking in 2000 and has since worked as an advisor on numerous projects.

Mr. Pearce is a creditor in the TNI Pharma bankruptcy initiated in November 2011.

Peter Aronstam, Chief Financial Officer

Peter Aronstam has been Chief Financial Officer of the Company since January 2013.  Mr. Aronstam brings more than 30 years of experience in accounting, finance, banking, international trade and law to his clients. His career is marked by a progression of senior finance roles with growth and performance-driven enterprises, from start-up technology and internet companies to chief financial officer roles with small service providers to very large international manufacturers to global banks.

Mr. Aronstam has advised publicly-held and privately-owned businesses since 1978, providing both full-time and part-time CFO services. His background includes start-up VC-backed entrepreneurial companies, manufacturing technology and service companies, serving as a public-company CFO, corporate and international banking in major multinational banks, managing HR and IT functions, and raising more than $500,000,000 in debt and equity for his companies and their customers.

From 2001 to 2006, Mr. Aronstam was the Chief Financial Officer of Airspan Networks, Inc., a public reporting company in Boca Raton, Florida. He also was the CFO of private company Mainstream Holdings, LLC in West Palm Beach, Florida from 2007 to 2008 and private company The Neptune Society in Plantation, Florida from 2008 to 2009. Since 2010, Mr. Aronstam has been a partner of B2B CFO Partners, LLC, doing business as B2B CFO©. The firm provides CFO services to its clients on a part time basis.

Born and educated in South Africa, Mr. Aronstam earned his Bachelor of Commerce, Bachelor of Law and PhD from the University of the Witwatersrand in South Africa.  Mr. Aronstam has worked in South Africa, Canada, and Florida. He currently lives in Boca Raton, FL.

Dr. Angus George Dalgleish MD, FRACP, FRCP, FRCPath, FMedSci, Chief Medical Officer and Director of Research and Development

Dr. Angus Dalgleish has been the Company’s Chief Medical Officer and Director of Research and Development since June 2013.  Dr. DAngelish is currently a Research Director at Onyvax Ltd., privately funded biotechnology company he founded in 1997, which focuses on developing cancer vaccines . Dr. Dalgleish is a specialist in cancer immunology and HIV. He studied medicine at University College London where he obtained an MBBS and a BSc in Anatomy. He is a Fellow of The Royal College of Physicians of the UK and Australia, Royal College of Pathologists and The Academy of Medical Scientists. He also trained in Internal Medicine and Oncology in Brisbane and Sydney. Following an interest in how viruses caused cancer, he undertook a PhD with Professor Robin Weiss, a FRS at the Institute of Cancer Research and Royal Marsden Hospital before becoming a senior clinical scientist at the MRC Clinical Research Center in Northwick Park. He was appointed to Foundation Chair of Oncology at St. George’s University of London in 1991. His main interests there have been the immunology of cancer and the development of immunotherapies to treat, in particular, melanoma.

Professor Dalgleish currently sits on 8 editorial boards; he has published over 300 peer-reviewed papers and authored or co-authored over 70 chapters in medical books. He is the co-editor of 5 medical books. He has been on numerous grant committees and is currently on the European Commission Cancer Board.

Professor Dalgleish’s career to date includes several key oncological discoveries that stemmed from an original interest in the pathogenesis of cancer. Some of these discoveries include: confirmed the link between Hepatitis B (“HBV”) and liver cancer in native Australians, showing through the use of newly available sensitive assays that most instances were not due to alcohol as claimed before; co-discovered the CD4 receptor for HIV; published the first paper linking Slim Disease in East Africa with HIV; developed the theory of pathogenesis that HIV only causes AIDS by immune activation and not by cytopathic killing; and investigated anti-idiotype and allogeneic based vaccines for HIV and then applied the theory to cancer; pioneered melanoma vaccines in the U.K. (Megavax and CancerVax) and adapted this approach to prostate cancer.

Dr. Joseph M. Fortunak, Vice President of Global Research and Development and Chemical Development

Dr. Fortunak has been the Company’s Vice President of Global Research and Development and Chemical Development since April 2013.  He graduated from the University of Wisconsin-Madison with a PhD in Organic Chemistry. After spending time holding a postdoctoral position at Cambridge University, he spent over 20 years in the pharmaceutical industry, most recently as Director and Head of Global Process Research and Development at Abbott Laboratories, from 2000 to 2004.  Before taking the position at Abbott Laboratories, from 1983 to 1993, Dr. Fortunak worked as Associate Senior Research Investigator, Senior Research Investigator, and Assistant Director for Smith Kline Beechman (GlaxoSmithKline), and from 1993 to 2000 was the Associate Director, Director, Senior Director, and Executive Director of DuPont Pharmaceutical Company.  In 2004, Dr. Fortunak assumed the position of Associate Professor of Chemistry and Pharmaceutical Sciences at Howard University in Washington, D.C., with a goal of developing an international program for Current Good Manufacturing Practices (“cGMPs”) practices worldwide.

Dr. Fortunak has extensive experience dealing with the FDA and other regulatory agencies and has worked on industry initiatives (PQRI, BACPAC I & II) as a member of the PhRMA API Technical Group.  He has significantly contributed to new drug development for illnesses including Malaria, Parkinson's disease, Ovarian, Breast and Small-Cell Lung cancer, Hypertension and Congestive Heart Failure, AIDS (NNRTI), Breast and Ovarian cancer and Karposi's sarcoma and AIDS (NRTI).

In addition to his other work, Dr. Fortunak is a consultant for the Clinton Foundation’s HIV/AIDS Initiative (CHAI) and the World Health Organization; advising these organizations on pricing and production of antiretroviral drugs (“ARV”) as well as advising generic manufacturers of ARVs on the requirements for cGMPs, general strategies for process development and route discovery for the production of API.

Dr. Gloria B. Herndon, Director

Dr. Gloria Bozeman Herndon is the President and CEO of GB Group Global, which she founded in 2012. Dr. Herndon has been a director of the Company since March 2012.  Dr. Herndon has more than 35 years’ experience of successfully conducting business internationally. GB Group Global consists of GB Energie, GB Energie LED, GB Pharma Holdings and GB Oncology & Imaging Group. The GB Group currently focuses on innovative and sustainable solutions in the energy, environment and health sectors.

Dr. Gloria Bozeman Herndon is a native of East St Louis, Illinois. She attended Southern Illinois University and graduated magna cum laude with Bachelor degrees in Political Science, Philosophy and Music. Dr. Herndon continued on to Johns Hopkins University where she received a Masters Degree in International Economics and Law.  She was later accepted into the doctoral program at Johns Hopkins University where she attained additional academic success as a Rockefeller Fellow and received an honorary mention for the Woodrow Wilson Fellowship. While pursuing her doctorate, Dr. Herndon also worked as a research fellow at the Brookings Institute and was a member of the Council on Foreign Relations at the Carnegie Endowment for International Peace.

While completing her doctoral course work, Dr. Herndon accepted a position as an economist with the U.S. Department of Agriculture’s Foreign Agricultural Service. A year after joining the USDA, she was accepted into the Foreign Service of the U.S. Department of State.  She has held postings as an economic/commercial officer in Lagos, Kaduna, Kinshasa, Monrovia and Nouakchott.  Along with her regular duties, she sought to further the U.S.-Nigerian trade relationship by strengthening the Nigerian–American Chamber of Commerce. While in Nigeria, Dr. Herndon wrote her dissertation and taught undergraduate economics courses at Ahmadu Bello University.  She received her doctorate in Economics and International Law from Johns Hopkins University.

Board Committees

At December 31, 2013 the Company had not yet established an audit committee, compensation committee, or nominating committee.  During 2013, the functions ordinarily handled by these committees were handled by the entire Board of the Company.   In February of 2014, the Board authorized formation of and adopted charters for an audit committee, compensation committee and nominating committee. As of the date of filing this annual report, no members were appointed to the audit committee, compensation committee or nominating committee. The audit committee, compensation committee and nominating committee have not yet held any meetings.

Director Independence

The Company is not currently listed on any national securities exchange that has a requirement that the board of directors be independent. At this time we do not have an “independent director” as that term is defined under the rules of the NASDAQ Capital Market.

Code of Ethics

In February 2014, the Company’s board of directors approved the Code of Ethics.  The Code of Ethics reflects the Company’s commitment to good corporate governance.  The Board believes that good governance requires not only an effective set of specific practices but also a culture of responsibility throughout an organization, and governance at the Company is intended to achieve both.  The Board also believes that good governance ultimately depends on the quality of an organization’s leadership, and it is committed to recruiting and retaining directors and officers of proven leadership ability and personal integrity.

The Code of Ethics is intended to promote the ethical conduct and integrity generally of the Company, to promote accurate, fair and timely reporting of the Company's financial results and condition and other information the Company releases to the public market, all to ensure that all directors, officers and employees of the Company are bound by its terms.  Directors, officers and employees are required to act with honesty and integrity, are prohibited from taking personal advantage of Company assets, must comply with rules and regulations of foreign, federal, state, provincial and local governments, and other appropriate private and public regulatory agencies, including insider trading laws, must keep Company information confidential, and must promptly report to the Chairman of the Audit Committee any conduct that the individual believes to be or would give rise to a violation of law or business ethics or of any provision of the Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

As of the date of this report, none of the Company’s officers and directors had made any filings as were required under Section 16(a) for the fiscal year ended December 31, 2013. We intend to remedy this situation by putting into place compliance mechanisms that will ensure timely and accurate reports to be filed with the SEC upon any changes of ownership.

Item 11.	Executive Compensation

The following table summarizes the annual compensation of our Named Executive Officers (defined below), as of December 31, 2013. “Named Executive Officers,” consistent with Item 402(m) of Regulation S-K promulgated under the Exchange Act, include: (i) the Company’s Principal Executive Officer and individuals acting in a similar capacity during fiscal year 2013, regardless of compensation level; (ii) the Company’s two most highly compensated executive officers other than the Principal Executive Officer who were serving as executive officers at the end of fiscal year 2013; and (iii) up to two additional individuals who would have been included under (ii) above but for the fact that the applicable individual was not serving as an executive officer of the Company at the end of fiscal year 2013.

The Officers receive an annual salary as described in the table below for the services rendered on behalf of the Company.

Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards	All Other Compensation		Total ($)

Noreen Griffin	2013	$341,667	(5)	$—		$—		$—	$18,000	(2)	$359,667
Chief Executive Officer	2012	$213,643	(5)	$—		$5,000	(1)	$—	$18,000	(2)	$236,643

Christopher Pearce	2013	$259,375	(5)	$—		$—		$—	$18,000	(4)	$267,375
Chief Operating Officer, Director (*)	2012	$195,860	(5)	$4,000	(3)	$—		$—	$18,000	(4)	$217,8600

Eugene Youkilis	2013	$85,118		$—		$—		$—	$—		$85,118
President, Director	2012	$15,983		$—		$—		$—	$—		$15,983

Peter Aronstam (*)	2013	$60,000		$—		$—		$—	$152,250	(6)	$212,750
Chief Financial Officer	2012	$5,000		$—		$—		$—	$—		$5,000

Dr. Fengping Shan	2013	$60,000		$—		$—		$—	$—		$60,000
Chief Science Officer, Director	2012	$15,000		$—		$—		$—	$—		$15,000

Dr. Ronald B. Herberman (#)	2013	$149,223		$—		$—		$—	$—		$149,223
Chief Medical Officer and Director of Medical Research and Development	2012	$62,500		$—		$—		$—	$—		$62,500

(1)   In accordance with her employment agreement dated March 21, 2012, the Company acknowledged that Ms. Griffin and her designees had received 3 million shares as founders stock.  Ms. Griffin or designees will receive an additional 2 million shares at par value when the Company commences deliveries of LDN product.  The 5,000,000 shares were recorded at the par value which was determined to be the fair market value as of the date of the employment agreement. The Company recognized an expense of $5,000 for the year ended December 31, 2012.  As of December 31, 2013, the Company had issued 2,040,000 shares as founder shares and shares to Ms. Griffin’s designees, with 960,000 shares remaining to be issued.  The final 2,000,000 shares will be issued when the Company ships LDN product.

(2)    The Company pays Ms. Griffin $1,500 per month for unaccountable expenses during each month of the term of her employment agreement.  Unaccountable expenses refer to costs incurred by Ms. Griffin in the course of business that are not required to be reported on a monthly expense report.  These costs include expenses incurred related to international travel.

(3)    In accordance with his employment agreement dated January 2, 2012, the Company acknowledged that Mr. Pearce had received 2 million shares as founders stock, and would receive an additional 2 million shares at par value as part of a signing bonus.  The 4,000,000 shares were recorded at par value which was determined to be the fair market value as of the date of the employment agreement. The Company recognized an expense of $4,000 for the year ended December 31, 2012.  As of December 31, 2013, the Company had issued all 4,000,000 shares.

(4)   The Company pays Mr. Pearce $1,500 per month for unaccountable expenses during each month of the term.  Unaccountable expenses refer to costs incurred by Mr. Pearce in the course of business that are not required to be reported on a monthly expense report.  These costs include expenses incurred related to international travel.

(5)  In 2012 and 2013, Ms. Griffin and Mr. Pearce agreed to defer a portion of their salaries until the Company had sufficient income to pay them in cash in full.  At December 31, 2013, the amounts deferred were $332,141 and $239,405 respectively ($189,193 and $166,410, respectively, at December 31, 2012).

(6) In December 2013, Mr. Aronstam received a warrant to purchase 75,000 shares of the Company’s common stock for $1.00 per share.  The warrant expires in December 2018. The warrant was recorded at $152,250, which was determined to be the fair market value as of the date of the warrant agreement.

(*)   Mr. Pearce was the Chief Financial Officer of the Company during the 2012 term. He was appointed Chief Operating Officer on January 1, 2013 when Mr. Aronstam was appointed Chief Financial Officer.

 (#) Dr. Herberman passed away June 1, 2013.

Employment and Related Agreements

Noreen Griffin, the Company’s Chief Executive Officer, entered into an employment agreement with the Company in March 2012.  The agreement, which expires on March 26, 2015 unless terminated sooner, provides for payment of an annual salary of $300,000, increasing by 5% per year during the term, payment of a monthly auto allowance of $1,500, payment for medical and insurance benefits, and payment of annual bonuses as determined by the Company.  Ms. Griffin is also entitled to receive 2 million shares of the Company’s common stock when the Company commences shipments of its LDN product, in addition to the 3 million founder shares to which Ms. Griffin was already entitled.  The agreement entitles Ms. Griffin to certain payments if more than 50.1% of the Company’s issued stock is acquired in a merger.  The agreement was amended in March 2013, increasing Ms. Griffin’s annual salary to $350,000.

Christopher Pearce, the Company’s Chief Operating Officer, entered into an employment agreement with the Company in January 2012.  The agreement, which expires on March 26, 2015 unless terminated sooner, provides for payment of an annual salary of $250,000, increasing by 5% per year during the term, payment of a monthly auto allowance of $1,500, payment for medical and insurance benefits, and payment of annual bonuses as determined by the Company.  At signing, Mr. Pearce was also entitled to receive 2 million shares of the Company’s common stock, in addition to the 2 million founder shares to which Mr. Pearce was already entitled. The agreement entitles Mr. Pearce to certain payments if more than 50.1% of the Company’s issued stock is acquired in a merger.

Outstanding Equity Awards at Fiscal Year-End Option Awards

There were no stock option awards to executives of the Company in 2013 or 2012.

Summary Director Compensation Table

The following table summarizes the annual compensation paid to our non-employee directors for the fiscal year ended December 31, 2013:

Name and Principal Position	Year	Fees Paid or Earned in Cash ($)	Stock Awards	Option Awards ($)	Non-equity incentive plan compen-sation	Non-qualified incentive plan compen-sation	All Other Compen-sation ($)	Total ($)

Dr. Nicholas Plotnikoff	2013	60,000	—	—	—	—	—	60,000
Non-Executive Chairman of the Board

Dr. Gloria B. Herndon,	2013	60,000	—	—	—	—	—	382,500
Director

All members of the Board of Directors who are not our employees, or the Non-Employee Directors, currently receive an annual retainer of $60,000 per year, payable monthly in arrears. In addition, Non-Employee Directors are eligible to receive stock upon their appointment to the Board, as determined by the CEO.  Certain members of the Board of Directors are also entitled to receive an annual payment of Company shares for their services.  The eligible Board members waived payment for 2013.  We do not currently have minimum stock ownership guidelines for Non-Employee Directors.

We reimburse Non-Employee Directors for actual out-of-pocket costs incurred to attend board meeting.  No additional compensation is paid for attendance in person or by telephone at board meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2014 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our named executive officers and directors; and
●	all our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.  Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of the date of this prospectus are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.
The following table sets forth, as of March 26, 2014, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially 10% or more of our outstanding common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address	Amount of Beneficial Ownership(1)		Percentage of Class %**

Nicholas Plotnikoff	6,750,000	(2)	8.0
618 East South Street, suite 500
Orlando, Florida 32801

Eugene Youkilis	2,000,000	(3)	2.4
618 East South Street, suite 500
Orlando, Florida 32801

Noreen Griffin	2,860,000	(4)	3.3
618 East South Street, suite 500
Orlando, Florida 32801

Gloria Herndon	1,684,182	(5)	2.0
618 East South Street, suite 500
Orlando, Florida 32801

Christopher Pearce	3,833,000	(6)	4.5
618 East South Street, suite 500
Orlando, Florida 32801

Fengping Shan	1,500,000		1.8
618 East South Street, suite 500
Orlando, Florida 32801

Peter Aronstam	75,000	(7)	*
618 East South Street, suite 500
Orlando, Florida 32801

All directors and officers as a group (6 persons)	18,702,182		21.9
_________________
(1)	Except as otherwise indicated below, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.
(2)

These shares are held by the Plotnikoff Family Trust. An additional 700,000 shares are in the process of being transferred from the Plotnikoff Family Trust to a trustee in the TNI Pharma bankruptcy.  The trust does not have any beneficial ownership of these shares, nor does it control or direct their voting interests in any manner or have dispositive control.

(3)	Represents 1,000,000 shares held in the name of CDR Youkilis, LLC, of which Eugene Youkilis is the manager; and 1,000,000 shares held by Eugene Youkilis, individually.

(4)
Represents 300,000 shares held in the name of Griffin Enterprises Group, Inc., which is 50% owned and managed by Robert Wilson, Ms. Griffin’s son; 1,000,000 shares held by the Griffin Family Trust, an irrevocable trust that is not managed by Ms. Griffin, plus 960,000 that the Griffin Family Trust is entitled to but has not yet been issued; and  600,000 shares held by Noreen Griffin, individually.

(5)	Represents 4,182 shares held by GB Investment Holdings Ltd.; 180,000 shares held by Gloria Herndon, individually; and 1,500,000 shares held by The Gloria Herndon 2010 Irrevocable Trust.

(6)	1,933,000 shares are held by Mr. Pearce individually; and 1,900,000 shares are held by the Pearce Family Trust over which Mr. Pearce has no voting or dispositive control.

(7)	Represents warrants to purchase 75,000 shares of common stock for $1.00 per share until December 2018.

Unless otherwise indicated above, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of our common stock, except to the extent authority is shared by spouses under community property laws. Unless otherwise indicated below, the address for beneficial ownership shall be the Company’s address at 618 East South Street, Suite 500, Orlando, Florida 32801.

(*)	Less than 1 percent.
(**)
Percentage ownership is based on 84,469,639 shares of our common stock outstanding as of March 26, 2014 and, for each person or entity listed above, warrants or options to purchase shares of our common stock which are exercisable within 60 days of the date of this Form 10-K.

Item 13.               Certain Relationships and Related Party Transactions

In 2012, Webfoot, Inc. provided financing to the Company and as of December 31, 2012, the Company owed Webfoot, Inc., $121,128. Webfoot, Inc. is owned by the son of Noreen Griffin.  On February 21, 2013, the Company entered into a formal loan agreement to evidence the amount owed on December 31, 2012.  The loan bears interest at an annual rate of 6%.  The interest is repayable at maturity. The note matures on February 21, 2015.

In 2012, Noreen Griffin made payments on the Company's behalf covering the costs of incorporation and merger-related expenses.  At December 31, 2012, the Company owed Ms. Griffin $30,000.  On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012.  The loan bears interest at an annual rate of 6%. The interest is repayable at maturity. The loan matures on February 13, 2015.

In 2012, Griffin Enterprises, Inc. made payments on the Company's behalf covering the cost of incorporation and merger-related expenses.  Griffin Enterprises, Inc. is wholly owned by Noreen Griffin.  At December 31, 2012, the company owed Griffin Enterprises, Inc. $46,000.  On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012.  The loan bears interest at an annual rate of 6%. The interest is repayable at maturity. The loan matures on February 13, 2015.

On January 3, 2013, the Company formalized the terms under which Kelly O’Brien Wilson, the daughter-in-law of the Company's Chief Executive Officer is employed. Ms. Wilson had been working with the Company in 2012 and her three-year employment agreement is effective as of December 1, 2012.  The terms of the agreement define her base salary, a grant of a common stock, and health insurance coverage.   In accordance with her contract, Ms. Wilson is received 500,000 shares of common stock of the Company in January 2014.  During the year ended December 31, 2013, the Company paid compensation to Ms. Wilson totaling $105,750.

On March 15, 2013 the Company executed a Patent License Agreement with Professor Fengping Shan.  The Company obtained exclusive rights to develop and commercialize the licensed technology.  The licensed technology is the intellectual property developed and owned by Professor Shan (i) relating to the treatment of a variety of diseases and conditions with MENK including multiple forms of lymphoma and cancer and (ii) a treatment method for humans infected with the HLTV-III (AIDS) virus including AIDS and AIDS related complex (ARC).  The licensed technology includes the methods and formulations for these treatments including but not limited to all INDs, communications with regulatory agencies, patient data, and letters relating to these treatments.  The licensed technology also includes the following patents: 200710158742.7 MENK, its application is in treating leukemia and other blood cancers; No. 200710051586.4 MENK, its application is in preparation of human and animal vaccines; No. 200610046249.1, a nasal spray formulation containing MENK; No. 201210290150.1 LDN, combined with MENK, its application is in preparation of an anticancer drug (Pending); No. 201210302259.2 LDN, combined with MENK, its application is in preparation of leukophoresis for anticancer (Pending); No. 200810229085.5 Compound MENK as a drug for colon cancer and pancreatic cancer; No. 200910011030.1, Naltrexone as well as analougues being anticancer drug. This agreement shall last for the duration of each of the licensed patents however the Company may terminate the license agreement on 120 days' written notice to Professor Shan.

The Company entered into a Sale of Technology Agreement with Dr. Nicholas P. Plotnikoff on March 4, 2012, wherein Dr. Plotnikoff agreed to transfer and assign all of his rights, title and interest in: European Patent United Kingdom, Germany, France, Ireland EP 1401471 BI Methods for inducing sustained immune response; Russian Patent Russian Federation patent number 2313364; The Patent Office of the People’s Republic of China, Application No.: 200810165784.8 China Patent CN1015113407 A The Patent Office of the People’s Republic of China ISSN: 1006-2858 CN 21-1349/R; Patent Agencies Government of India Patent, Application number 1627/KOLNP/2003 number 220265 an Enkephalin Peptide Composition; and the US Patent Pending, US Patent Application 10/146.999 e. The Company received all the production formulations and technology designs from Dr. Plotnikoff necessary for the manufacturing, formulation, production and protocols of the MENK treatment of cancer and HIV/AIDS. As consideration for entering into the Sale of Technology Agreement, Dr. Plotnikoff received 8,000,000 shares of common stock, a royalty of a single-digit percentage on all sales of MENK and was granted the position of Non-Executive Chairman of the Board of Directors.

On April 23, 2012, the Company acquired  TNI BioTech IP, Inc. ("TNI LP") its the wholly-owned subsidiary, in exchange for 20,250,000 shares of the Company’s common stock, of which 8,000,000 shares were issued to Dr. Plotnikoff for TNI IP’s acquisition of the patent and the remaining 12,250,000 shares were issued to the founders of TNI IP in exchange for all of their right, title and interest in their TNI IP shares.

On July 14, 2012, GBOIG, in partnership with the Company, signed a letter of intent agreement to collaborate with the Government of Malawi to assist in expanding the treatment of cancer, HIV/AIDS and other infectious diseases. The Company and GB will work in connection with the government of Malawi to open and operate clinics that provide treatments for HIV/AIDS, cancer and other infectious diseases. The Company shall contribute $1,000 in initial capital to the venture.  The Company shall be allocated 50% of the net income from the venture.  Either party may terminate the venture with 180 days’ notice to the other party prior to the one-year anniversary of the Agreement.  After the one-year anniversary, the agreement may only be terminated with 180 days' notice to the other party if the other party has breached the Agreement. GBOIG, a subsidiary of GB Energie LLC, is a Washington D.C. based minority woman-owned business managed by Dr. Gloria B. Herndon. Dr. Herndon is also a director of TNI BioTech, Inc.

On September 25, 2012, GBOIG, in partnership with the Company, signed an agreement with the Government of Malawi to open an outpatient clinic at Queen Elizabeth Central Hospital (in Malawi) for the treatment of cancer and infectious disease.  The duration of the Agreement shall be for 25 years with an optional 10 year renewal to be indicated by the Government of Malawi at least three years prior to the expiration of the term.  The Government of Malawi shall bear the upfront costs for the agreement of not less than $2,500,000.

Item 14.               Principal Accounting Fees and Services

The following table sets forth fees billed to us by Turner, Stone & Company, L.L.P., our independent registered public accounting firm, during the fiscal years ended December 31, 2013 and December 31, 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2013	December 31, 2012

Audit Fees	$11,100	$42,065
Audited Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$41,045	$—

PART IV

Item 15.               Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description
2.1	Bylaws*
3.1	Restated Articles of Incorporation*
3.2	Bylaws*
10.1	Sale and Assignment of Patent and Transfer of Technology Agreement with Nicholas Plotnikoff †>
10.2	Agreement with Professor Shan †>
10.3	Patent License Agreement with Penn State Research Foundation r†
10.4	Patent License Agreement Between TNI BioTech, Inc. and Jacqueline Young for the intellectual property of Dr. Bernard Bihari#
10.5	Patent License Agreement with Dr. Jill Smith and LDN Research Group, LLC r†
10.6	Strategic Framework Agreement for Cooperation with Hubei Qianjiang Pharmaceutical Company, and Commissioned Processing Contract, and Addendum to Venture Cooperation †>
10.7	Malawi Memorandum of Agreement with GB Oncology & Imaging Group Ltd.#
10.8	Letter of Intent between GB Oncology & Imaging Group Ltd. and G-Ex Technologies St. Maris Pharma Limited #
10.9	Distribution Agreement in Nigeria with GB Pharma Holdings Inc. †>
10.10	ViPharma Agreement †>
10.11	Strategic Framework Agreement, Addendum to Venture Cooperation and Supplementary Agreement with Hubei Qianjiang Pharmaceutical Company (MENK) µ
10.12	Manufacturing Agreement with Laboratorios Ramos (and English translation)>
10.13	Engagement Agreement for Corporate Advisory Services by the Brewer Group?
10.14	Employment Agreement with Noreen Griffin µ
10.15	Employment Agreement with Christopher Pearce µ
10.16	Employment Agreement with Peter Aronstam µ
10.17	Master Service Agreement with American Peptide Company µ
10.18	Agreement with AHAR Pharma µ
10.19	Consulting agreement with Dr. Graham Burton µ
10.20	Consulting agreement with Gary Gemignani µ
14.1	Code of Ethics µ
16.1	Letter re change in certifying accountant Î
21.1	List of Subsidiaries µ
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002 µ
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002 µ
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 µ

*
filed with the Form 10 Registration Statement filed with the SEC on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.

#	filed with the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
+	filed with the Amendment No. 2 to the Form 10 Registration Statement filed with the SEC on July 18, 2013 and incorporated herein by reference.
^	filed with the Amendment No. 3 to the Form 10 Registration Statement filed with the SEC on August 23, 2013 and incorporated herein by reference.
?	filed with the Amendment No. 4 to the Form 10 Registration Statement filed with the SEC on September 25, 2013 and incorporated herein by reference.
Î	filed with the Amendment No. 5 to the Form 10 Registration Statement filed with the SEC on October 11, 2013 and incorporated herein by reference.
†	Portions of this exhibit have been redacted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.
>	Filed with the Amendment No. 6 to the Form 10 Registration Statement filed with the SEC on November 21, 2013 and incorporated hereby by reference.
r	Filed with the Amendment No. 7 to the Form 10 Registration Statement filed with the SEC on January 22, 2014 and incorporated hereby by reference.
µ	Filed herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TNI BioTech, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheets of TNI BioTech, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TNI BioTech, Inc. as of December 31, 2013 and 2012, and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
March 31, 2014

TNI BIOTECH, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS

Current Assets
Cash and cash equivalents	$406,596	$313,095
Prepaids and other current assets	215,900
Total current assets	622,496	313,095

Fixed Assets:
Computer equipment, net of accumulated depreciation
of $1,293 and $118 respectively	5,607	944

Intangible Assets:
Patents and licenses, net of amortization
of $4,422,375 and $1,570,114, respectively	18,546,548	18,688,270

Deposits	17,435	24,928

Total assets	$19,192,086	$19,027,237

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$839,909	$286,698
Payable to officer	76,000	76,000
Accrued liabilities	588,271	427,211
Current portion patent liability	118,333	200,000
Notes payable related party	817,197	-

Total current liabilities	2,439,710	1,422,272

Non-current Liabilities:
Notes payable related party	121,128	121,128
Long-term portion patent liability	-	140,000
Total non-current liabilities	121,128	261,128

Total Liabilities	2,560,838	1,683,400

Commitments and Contingencies (Note 11)
Stockholders' Equity:
Common stock - par value $0.001; 500,000,000 shares authorized;
74,161,639 and 45,489,368 shares issued and outstanding respectively	74,160	45,489
Additional paid in capital	308,113,375	196,632,775
Stock issuances due	4,893,499	3,690,960
Prepaid services	(13,447,109)	(6,082,771)
Accumulated deficit	(283,002,677)	(176,942,616)

Total stockholders' equity	16,631,248	17,343,837
Total liabilities and stockholders' equity	$19,192,086	$19,027,237

The accompanying footnotes are an integral part of these consolidated financial statements.

TNI BIOTECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	2013		2012

Revenues, net		$-	$-

Operating expenses:
Selling, general and administrative	71,104,088		48,558,177
Research and development expense	22,023,951		4,960,169
Depreciation and amortization expense	2,853,436		1,570,232
Impairment of goodwill	-		98,000,000
Total operating expenses	95,981,475		153,088,578

Loss from operations	(95,981,475)		(153,088,578

Other expense:
Interest expense	(1,437,392)		(27,003)
Foreign Exchange loss	(224)		-
Loss on settlement of debt	(8,640,971)		(22,105,265)
Total other expense	(10,078,587)		(22,132,268)

Loss from continuing operations	(106,060,062)		(175,220,846)

Gain from discontinued operations	-		231,356

Net loss	$(106,060,062)		$(174,989,49)

Basic and diluted loss per share:
Loss from continuing operations	$(1.85)		$(6.85)
Gain from discontinued operations	0.00		0.01
	$(1.85)		$(6.84)

Weighted average number of shares outstanding	57,234,251		25,583,111

The accompanying footnotes are an integral part of these consolidated financial statements.

TNI BIOTECH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional Paid	Stock to	Prepaid	Accumulated
	Shares	Amount	in Capital	Be Issued	Services	Deficit	Total

Balance, December 31, 2011	113,644	$114	$1,005,603	$-	$-	$(1,953,126)	$(947,409)

Issuance of common stock for services	6,966,800	6,967	9,150,053	-	-	-	9,157,020

Issuance of common stock - dividend	1,182,474	1,182	(1,182)	-	-	-	-

Issuance of common stock in exchange for debt	2,901,450	2,901	22,472,407	-	-	-	22,475,308

Issuance of common stock for Acquisition of TNI BioTech IP including Plotnikoff Patent	20,250,000	20,250	113, 985,750	-	-	-	114,006,000

Issuance of common stock for prepaid services	6,790,000	6,790	23,080,460	-	(23,087,250)	-	-

Amortization of prepaid services	-	-	-		17,004,479	-	17,004,479

Issuance of common stock for cash	7,285,000	7,285	1,129,215	-	-	-	1,136,500

Issuance of warrants as inducement for sale of common stock	-	-	25,810,469	-	-	-	25,810,469

Shares to be issued for patents and licenses	-	-	-	3,687,000	-	-	3,687,000

Shares to be issued for services	-	-	-	3,960	-	-	3,960

Net loss	-	-	-	-	-	(174,989,490)	(174,989,490)

Balance, December 31, 2012	45,489,368	$45,489	$196,632,775	$3,690,960	$(6,082,771)	$(176,942,616)	$17,343,837

Issuance of common stock for prepaid services	20,903,000	20,903	82,142,447	-	(82,163,350)	-	-

Return of common stock for prepaid services	(350,000)	(350)	-	-	-	-	(350)

Amortization of prepaid services	-	-	-	-	74,799,012	-	74,799,012

Issuance of common stock for Jill Smith/LDN license	300,000	300	2,714,700	(2,715,000)	-	-	-

Issuance of common stock for Penn State license	300,000	300	2,549,700	-	-	-	2,550,000

Issuance of common stock for charitable donation	100,000	100	749,900	-	-	-	750,000

Issuance of common stock in exchange for debt	1,567,103	1,567	7,455,232	1,252,000	-	-	8,708,799

Issuance of common stock for loan expenses and interest	387,500	387	1,230,374	224,800	-	-	1,455,561

Issuance of common stock for cash and exercise of warrants	5,464,668	5,464	4,107,174	2,440,739	-	-	6,553,377

Issuance of warrants as inducement for sale of common stock	-	-	10,531,073	-	-	-	10,531,073

Net loss						(106,060,062)	(106,060,062)

Balance December 31, 2013	74,161,639	$74,160	$308,113,375	$4,893,499	$(13,447,109)	$(283,002,677)	$16,631,248

The accompanying footnotes are an integral part of these consolidated financial statements.

 TNI BIOTECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,060,062)	$(174,989,490)
(Gain) from discontinued operations		(231,356)
Loss from continuing operations	(106,060,062)	(175,220,846)

Adjustments to reconcile loss from continuing operations to
net cash flows used in operating activities:
Depreciation	1,175	118
Amortization	2,852,261	1,570,114
Impairment of goodwill	-	98,000,000
Stock issued for services	-	9,160,980
Amortization of stock issued for prepaid services	74,798,662	17,004,479
Loss on settlement of debt	8,594,633	22,105,265
Stock warrant expense	10,531,073	25,810,469
Stock Issued for donation	750,000	-
Stock issued for loan expenses and interest	1,455,561	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(208,407)	(24,928)
Accrued liabilities	161,061	452,569
Payable to officer	-	76,000
Accounts payable	553,211	121,314
Net cash used in operating activities
from continuing operations	(6,570,832)	(944,466)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Penn State License	(160,539)	-
Purchase of computer equipment	(5,838)	(1,062)
Net cash used in investing activities
from continuing operations	(166,377)	(1,062)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	6,553,377	1,136,500
Proceeds from notes payable	599,000	146,128
Payments made on patent liability	(221,667)	(60,000)
Repayment of notes payable	(100,000)
Net cash provided by financing activities
from continuing operations	6,830,710	1,222,628

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by operating activities	-	35,983

Increase in cash	93,501	313,083
Cash, beginning of year	313,095	12
Cash, end of year	$406,596	$313,095

The accompanying footnotes are an integral part of these financial statements.

TNI BIOTECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock to be issued for patents and licenses	$-	$3,687,000

Debt assumed for Bihari patent	$-	$400,000

Accrued liabilities for purchase of Smith LDN patent	$2,715,000	$165,384

Conversion of debt and accrued interest to common stock	$114,166	$370,043

Common shares issued for acquisition of TNI Bio Tech IP	$-	$98,000,000

Common shares issued for Plotnikoff patent license	$-	$16,006,000

Common shares issued for Penn State license	$2,550,000	$-

Notes payable settled through issuance of common stock	$114,166	$-

Stock dividend	$-	$1,182

The accompanying footnotes are an integral part of these consolidated financial statements.

1. Organization and Description of Business

TNI BioTech, Inc. (the “Company”) was initially incorporated in Florida on December 2, 1993 as Resorts Club International, Inc. (“Resorts Club”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on June 27, 1998. The Company began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resorts Club International, Inc. Resorts Club was the surviving corporation. On August 10, 2010, Resorts Club changed its name to pH Environmental, Inc. (“pH Environmental”). On February 27, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012 pH Environmental executed a share exchange agreement for the acquisition of all of the outstanding shares of TNI BioTech, IP. (“TNI”).

In October 2012, the Company formed TNI BioTech International, Ltd., a BVI company in Tortola, British Virgin Islands.  TNI BioTech International was set up to allow the Company to market and sell Naltrexone in those countries outside the U.S. in which we have been able to obtain approval to sell the Company’s products.

The Company formed its United Kingdom subsidiary, TNI BioTech, LTD (the “Subsidiary”) in August, 2013. TNI BioTech, LTD received approval to be considered a  micro, small or medium-sized enterprise (“SME”) with the European Medicines Agency (“EMA”) on August 21, 2013. The designation provides the Subsidiary with significant discounts when holding meetings or submitting filings to the EMA. On September 19, 2013, the Subsidiary submitted a pre-submission package to the EMA regarding Crohn’s Disease. The EMA granted the Subsidiary a meeting that took place on September 27, 2013. The Subsidiary is eligible to benefit from the provisions for administrative and financial assistance for SMEs set out in Regulation (EC) No 2049/2005.

In March 2014 the Company incorporated Airmed Biopharma Limited, an Irish corporation with an address in Dublin, Ireland, and Airmed Holdings Limited, an Irish company domiciled in Bermuda. The Irish companies were set up to benefit from incentives granted by the Irish government for the establishment of pharmaceutical companies (8 out of 10 of the world’s leading pharmaceutical companies have located in Ireland), and because Ireland is a member of the European Union and the European Economic Area (the “Euro Zone”).  An Irish limited liability company enjoys a low corporate income tax rate of 12.5%, one of the lowest in the world. The Irish-domiciled company hopes to qualify for tax incentives for Irish holding/headquartered companies and to benefit from the network of double tax treaties that reduce withholding taxes.  The BVI company will manage our international distribution, using product that is manufactured in Ireland and elsewhere.

TNI BioTech is a biopharmaceutical company focused on developing and commercializing therapeutics to treat cancer, HIV/AIDS and autoimmune diseases by combating these chronic and often life-threatening diseases through the activation and rebalancing of the body’s immune system. The Company has been developing active and adoptive forms of immunotherapies through the acquisition of patents, INDs (investigational new drug) and clinical data and all proprietary technical information, know-how, procedures, protocols, methods, prototypes, designs, data and reports, which are not readily available to others through public means, and which are owned, generated or developed through experiments or testing by Dr. Plotnikoff, Professor Shan, Dr. Bernard Bihari, Dr. Ian Zagon, Dr. Jill Smith, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky. The Company currently has offices in Frederick, Maryland, White Plains, New York and Orlando, Florida.

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at December 31, 2013 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss from operations of $106,060,062 and has used cash and cash equivalents for operations in the amount of $6,570,832 during the year ended December 31, 2013, resulting in stockholder’s equity of $16,631,248.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (U.S. GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue for the year ended December 31, 2013. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2013, the Company’s uninsured cash balances for those accounts was $156,596.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, “ Financial Instruments” , the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  Cash,  accounts payable, payable to officer, patent liability and net liabilities of discontinued operations are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments.   The carrying value of notes payable and notes payable related party also approximate fair value since they bear market rates of interest and other terms.  None of these instruments are held for trading purposes.

 Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense from continuing operations for the years ended December 31, 2013 and December 31, 2012 was $1,175 and $118, respectively.

Intangible Assets

Costs incurred to acquire and/or develop the Company’s product licenses and patents are capitalized and amortized by straight-line methods over estimated useful lives of seven to sixteen years. Intangible assets are stated at the lower of cost or estimated fair market value.  During the years ended December 31, 2013 and December 31, 2012, the Company capitalized $2,710,539 and $20,258,384 respectively, of such costs incurred for the Company’s acquisition of licenses for the patents. (See Note 10).  Amortization expense for the years ended December 31, 2013 and December 31, 2012 was $2,852,261 and $1,570,114, respectively.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360-10-05, “Property, Plant and Equipment.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.  No impairment losses were recognized for the years ended December 31, 2013 and 2012.

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

Income Taxes

The Company follows FASB ASC Topic 740, “Income Taxes” , which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2013, and December 31, 2012, the Company does not have a liability for unrecognized tax uncertainties.

 The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2013, and December 31, 2012, the Company has not accrued any interest or penalties related to uncertain tax positions.

Stock-Based Compensation and Issuance of Stock for Non-Cash Consideration

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair market value of the Company’s common stock at the date of the agreement.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Year Ended December 31,
	2013	2012
Common Stock Purchase Warrants	7,957,500	7,260,000

Recent Accounting Standards

During the year ended December 31, 2013 and through March 31, 2014, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2013, our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Goodwill

The Company’s carrying value of goodwill is the residual of the purchase price over the fair value of the net assets acquired from various acquisitions including the acquisition of TNI BioTech IP, Inc. In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized. The Company tests goodwill for impairment at the reporting unit level on an annual basis, as of December 31, or whenever potential impairment triggers occur, such as a significant change in business climate or regulatory changes that would indicate that an impairment may have occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment at least annually. The Company may use a qualitative test, known as “Step 0” or a two-step quantitative method to determine whether impairment has occurred.

 In 2012, the Company elected to evaluate the goodwill via the two step methodology whereby the first step, used to identify potential impairment, compares the fair value of the reporting unit with its carrying value including goodwill. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term growth rate for our business, the useful life over which cash flows will occur and the determination of our weighted cost of capital. If the fair value of a reporting unit is less than the carrying amount, goodwill of the reporting unit is considered impaired and the second test is performed. The second step of the impairment test performed, when required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized for the amount equal to that excess.

Based on the tests performed during the year ended December 31, 2012, the Company determined that there was a material impairment of goodwill and recorded an impairment of $98,000,000 (Note 10).

3. Property and Equipment

	December 31,
	2013	2012
Property and equipment:
Computer equipment	$6,900	$1,062

Less accumulated depreciation	(1,293)	(118)

Property and equipment, net	$5,607	$944

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2013	2012
Worldpoints Travel Rewards Card	$-	$(242)
Accrued Payroll to Officers	(548,291)	(355,603)
Accrued Interest - Notes Payable	(39,980)	(3,288)
Payroll Liabilities	-	(62,478)
State Payroll Taxes	-	(5,600)

Total accrued expenses and other liabilities	$(588,271)	$(427,211)

 5. Notes Payable

The Company has an outstanding note payable to K-C Operations (an unrelated party) issued on October 15, 2009. The balance as of December 31, 2013 and 2012 was $286,333 and $398,000, respectively. The note matured on October 31, 2010 and accrues interest at a rate of 6% per annum and is convertible to shares of common stock at a rate of $0.20 per share. In 2013, principal and interest aggregating $111,667 was converted to 2,458,333 shares.
The shares issuable under this note are subject to the requirements of Rule 144 of the Securities Act of 1933.

The Company has an outstanding note payable to Robert Johnson (former officer and director) issued on September 30, 2006 with a balance as of December 31, 2013 and 2012 of $21,546 and $21,546, respectively. The note matured on September 30, 2007 and is convertible to shares of common stock at a rate of $0.20 per share.  The shares issuable under this note are subject to the requirements of Rule 144 of the Securities Act of 1933.

The Company has an outstanding note payable to Lexicon (an unrelated party) issued on January 15, 2009.  The note is due upon demand.  The balance as of December 31, 2013 and 2012 was $10,316 and $12,817, respectively.  The note bears an interest rate of 6% per annum and is convertible to shares of common stock at a rate of $0.01 per share. On March 14, 2013, $2,500 of this note was converted to 250,000 shares. The shares issuable under this note are subject to the requirements of Rule 144 of the Securities Act of 1933.

In 2013, the company issued eight promissory notes totaling $599,000.  At December 31, 2013, $499,000 was outstanding under six of these notes.  The outstanding notes have the following terms and conditions:

●
Robert J. Dailey, issued March 11, 2013 for $99,000, with a maturity date of March 25, 2013, and bearing an interest rate of 2% annually, an origination fee of 10,000 restricted common stock shares, a penalty of 10,000 restricted common stock shares if not paid by maturity and an additional 10,000 shares every 30 days after maturity if the loan is not satisfied in full.

●
Robert J. Dailey, issued April 25, 2013 for $100,000, with a maturity date of May 9, 2013, and bearing an interest rate of 2% annually, an origination fee of 10,000 restricted common stock shares, a penalty of 10,000 restricted common stock shares if not paid by maturity and an additional 10,000 shares every 30 days after maturity if the loan is not satisfied in full.

●
Joel Yanowitz, issued March 11, 2013 for $50,000, with a maturity date of  March 25, 2013, and bearing an interest rate of 2% annually, an origination fee of 5,000 restricted common stock shares, a penalty of 5,000 restricted common stock shares if not paid by maturity and an additional 5,000 shares every 30 days after maturity if the loan is not satisfied in full.

●
Roger D. Bozarth, issued April 5, 2013 for $100,000, with a maturity date of  April 19, 2013 and bearing an interest rate of 2% annually, an origination fee of 10,000 restricted common stock shares, a penalty of 10,000 restricted common stock shares if not paid by maturity and an additional 10,000 shares every 30 days after maturity if the loan is not satisfied in full.

●
Christine Dailey, issued August 30, 2013 for $50,000, with a maturity date of October 14, 2013, and bearing an interest rate of 2% annually, a penalty of 15,000 restricted common stock shares if not paid by maturity and an additional 5,000 shares every 30 days after maturity if the loan is not satisfied in full.

●
First Choice International Company, issued December 23, 2013 for $100,000, with a maturity date of June 23, 2014, and bearing an interest rate of 10% annually, a penalty of 30,000 restricted common shares if not paid by maturity and an additional 10,000 shares every 30 days after maturity if the loan is not satisfied in full.

As of December 31, 2013, the Company had accrued $39,980 in unpaid interest, and in 2013 issued 387,500 shares with a fair market value of $1,230,761 for origination fees and late repayment penalties under the notes issued in 2013.

6. Capital Structure—Common Stock and Common Stock Purchase Warrants

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

As of December 31, 2013 and December 31, 2012, the Company was authorized to issue 500,000,000 common shares at a par value of $0.001 per share.

On March 18, 2012, the Company affected a 1 for 1,000 reverse stock split of the Company’s Common Stock, resulting in a reduction of the number of shares outstanding of the Company from approximately 113,644,000 to approximately 113,644.  Persons holding less than 1000 shares of Common Stock received one share of Common Stock.  The rights and privileges of the holders of shares of Common Stock were substantially unaffected by the reverse stock split. All issued and outstanding options, warrants and convertible securities were appropriately adjusted for the reverse stock split automatically on the effective date of the reverse stock split, and have been presented in the financial statements to adjust for the reverse stock split.

As of December 31, 2013, the Company had 74,161,639 shares of common stock outstanding and 45,489,368 outstanding as of December 31, 2012.

Stock Warrants

In 2013, the Company issued 3,786,668 warrants, exercisable into one share of common stock of the Company for each warrant at prices between $1.00 and $15.00 per share.  The warrants expire between January and December 2018.

The warrants were issued as an additional incentive to purchase our common stock.  Accordingly, an expense was recognized based upon the estimated fair value of the warrants using the Black-Scholes pricing model.  The variables used in the Black-Scholes pricing model during the year ended December 31, 2013 were a weighted average exercise price of $1.93, a discount rate of 63%, an expected life of 5 years, and volatility of 171%. Fair value of $10,531,073 was calculated using the Black-Scholes Model.

During 2013, the Company also agreed to modify the terms of certain warrants, as follows:

●	The exercise price of 32 warrants was reduced from a range of $1.00 to $15.00 to a range of $0.50 to $0.75.

●	The reduction in exercise price applied to 15 shareholders, and affected 4,461,668 shares of common stock.

●	The total incremental compensation cost resulting from the modifications was $8,334,493.

Following is a summary of outstanding stock warrants at December 31, 2013 and 2012 and activity during the years then ended:
	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2011	-	$-	$-

Issued in 2012	7,260,000	$1.00 – 1.50	$1.02

Expired	-	$-	$-

Exercised	-	$-	$-

Warrants as of December 31, 2012	7,260,000	$1.00-1.50	$1.02

Issued in 2013	5,159,168	$1.00 – 15.00	$1.77

Expired	-	$-	$-

Exercised	4,461,668	$0.50-0.75	$0.55

Warrants as of December 31, 2013	7,957,500	$1.00 – 15.00	$1.77

Summary of outstanding warrants as of December 31, 2013:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)
2013	-	-	-
2014	-	-	-
2015	-	-	-
2016	-	-	-
September 2017	500,000	$1.00-1.50	3.8
October 2017	2,700,000	$1.00	3.8
November 2017	1,241,666	$1.00 – 1.50	3.9
January 2018	125,000	$15.00	4.1
February 2018	1,750	$15.00	4.2
March 2018	750	$15.00	4.3
May 2018	370,834	$3.00-15.00	4.4
July 2018	525,000	$1.00-5.00	4.5
August 2018	605,000	$1.50-5.00	4.6
September 2018	221,250	$1.50	4.7
October 2018	1,001,250	$1.50	4.8
November 2018	168,000	$1.50	4.9
December 2018	497,000	$1.50	4.9

7. Stock Compensation

Founders’ Shares and Shares Issued for Services

During the years ended December 31, 2013 and 2012, the Company issued common stock of 20,903,000 and 6,790,000 respectively for consulting fees.  The Company valued these shares based upon the fair market value of the common stock at the dates of the agreements.  The consulting fees are amortized over the contract periods which are typically between 12 and 24 months.   The amortization of prepaid services totaled $74,799,012 and $17,004,479 for the years ended December 31, 2013 and 2012.

8. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the years ended December 31, 2013 and 2012 because the Company incurred a net loss in both years.

Deferred tax assets reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Deferred tax assets:

	2013	2012

Net operating losses	$35,160,000	$33,885,000
Stock based compensation	29,019,000	-
Amortization and depreciation	970,000	-
Capitalization of start-up costs for tax purposes	1,854,000	-
Loss on debt converrsion of debt	2,938,000	-
Total deferred tax assets	69,941,000	33,885,000

Valuation allowance	(69,941,000)	(33,885,000)

Total deferred tax assets, net	$-	$-

The Company has recognized no tax benefit for the losses generated for the periods through December 31, 2012. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

Our effective tax rate for fiscal years 2013 and 2012 was 0%. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year, but are not consistent from year to year.

As of December 31, 2013, we have estimated federal and state income tax net operating loss (“NOL”) carry-forwards of $103,413,000, which will expire in 2031-2032.

	2013		2012
	Amount	Percent	Amount	Percent
Benefits for income tax at federal statutory rate	$36,060,000	34%	$59,500,000	34%
Change in valuation allowance	(36,056,000)	(34)%	$(26,180,000)	(15)
Permanent differences	(4,000)	-	-	-
Non-deductible impairment of goodwill	-	-	(33,320,000)	(19)
	$-	-	$-	-%

9. Discontinued Operations

There were no results from discontinued operations in 2013.  In April 2012, TNI BioTech, Inc. divested itself of certain assets and liabilities related to its previous activities in the hospitality business (“Resorts Club”) by transferring them to Resorts Club International Corporation Georgia.  Accordingly, the operations of that business have been reflected as discontinued operations in the financial statements.

The result of this transfer was a Gain from Discontinued Operations of $231,356 in 2012. This transfer is not expected to affect the cash flow of the remaining operations.

The financial statements in the table below reflect the results of Resorts Club as a discontinued operation for all periods presented.

The net sales and earnings of discontinued operations were as follows:

	Twelve Months Ended December 31
	2013	2012

Net Sales	$0	$0

Earnings before Income Taxes	0	231,356

Income Taxes	0	0

Net Earnings from Discontinued Operations	0	231,356
There were no assets or liabilities for discontinued operations at December 31, 2013 or 2012.

Cash flows from operating and investing activities of discontinued operations for the years ended December 31, 2013 and 2012 were $0 and $35,983, respectively.

10. Licenses and Supply Agreements

Patent and Subsidiary Acquisition

The Company entered into a share exchange agreement on April 24, 2012 to acquire all of the outstanding shares of TNI BioTech IP, Inc., (“TNI IP”) a biotechnology firm incorporated in Florida formed to acquire patents related to the treatment of cancer and HIV/AIDS and autoimmune diseases, using Met-enkephalin (“MENK”) and Naltraxone (“LDN”). The goal of TNI IP’s management is to enable mankind and civilization to combat fatal diseases by activating and mobilizing the body’s own immune system using TNI IP’s patented use of Met-enkephalin (referred to herein as MENK).

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

The Company entered into a Sale of Technology Agreement with Dr. Nicholas P. Plotnikoff on March 4, 2012, wherein Dr. Plotnikoff agreed to transfer and assign all of his rights, title and interest in: European Patent United Kingdom, Germany, France, Ireland EP 1401471 BI Methods for inducing sustained immune response; Russian Patent Russian Federation patent number 2313364; The Patent Office of the People’s Republic of China, Application No.: 200810165784.8 China Patent CN1015113407 A The Patent Office of the People’s Republic of China ISSN: 1006-2858 CN 21-1349/R; Patent Agencies Government of India Patent, Application number 1627/KOLNP/2003 number 220265 an Enkephalin Peptide Composition; and the US Patent Pending, US Patent Application 10/146.999 e. The Company received all the production formulations and technology designs from Dr. Plotnikoff necessary for the manufacturing, formulation, production and protocols of the MENK treatment of cancer and HIV/AIDS. As consideration for entering into the Sale of Technology Agreement, Dr. Plotnikoff received 8,000,000 shares of common stock, a royalty of a single-digit percentage on all sales of MENK and was granted the position of Non-Executive Chairman of the Board of Directors.

TNI IP changed its name from TNI BioTech, Inc. to TNI BioTech IP, Inc. on April 23, 2012.  TNI BioTech IP, Inc. is the wholly-owned subsidiary of the Company. TNI IP was acquired in exchange for 20,250,000 shares of the Company’s common stock, of which 8,000,000 shares were issued to Dr. Plotnikoff for TNI IP’s acquisition of the patent and the remaining 12,250,000 shares were issued to the founders of TNI IP in exchange for all of their right, title and interest in their TNI IP shares. The goodwill arising on the acquisition of TNI BioTech IP, Inc. was valued at $98,000,000 and license agreements arising from the acquisition of TNI BioTech IP, Inc. were valued at $16,006,000.

At the time of the acquisition, the valuation of goodwill and other intangible assets were determined using the fair market price for the Company’s common stock, which were exchanged for shares of TNI BioTech IP, Inc.  In the fourth quarter of 2012, the Company performed an annual valuation to determine whether any goodwill or intangible assets that had been acquired by the Company were impaired. The result of this valuation was that material impairments were identified. The Company recognized an impairment of the goodwill arising on the acquisition of TNI BioTech IP, Inc. of $98,000,000.

Patent License Agreements

On August 13, 2012, the Company signed an exclusive License Agreement with Ms. Jacqueline Young for the intellectual property developed by Dr. Bernard Bihari relating to treatments with opioid antagonists such as naltrexone and Met-enkephalin for a variety of diseases and conditions including malignant lymphoma, chronic lymphocytic leukemia, Hodgkin’s lymphoma, and non-Hodgkin’s lymphoma, chronic herpes virus infections, chronic herpes viral infections such as chronic genital herpes caused by the herpes simplex virus Type 2 and chronic infections due to the Epstein-Barr virus and a treatment method for humans infected with HTLV-III (AIDS) virus, including patients clinically diagnosed as suffering from AIDS and those suffering from AIDS-related complex (ARC).  The Bihari patents were acquired in exchange for 540,000 shares of the Company’s common stock with a fair market value of $972,000 and assumed liabilities of $400,000, which is payable to Ms. Young over a twenty-four month period in equal installments to reimburse her for the costs of a New York City office in accordance with the patent license agreement.  The patent liability at December 31, 2013 totaled $118,333. The cost of the patent totaled $1,372,000.  Additionally, the Company will pay the licensor a royalty payment of 1% of gross MENK sales and provide the licensor a position as non-executive chairman of the Company. The License Agreement is valid for the life of the patents and expires on a country by country basis in each country where patent rights exist, upon the expiration of the last to expire patent in each country or in the event the patent in such country is held to be invalid and/or unenforceable (by a court or government body of competent jurisdiction) or admitted to be invalid or unenforceable. Additionally, TNI can cancel the License Agreement upon 120 days’ written notice and shall pay all royalties and fees that have accrued under the Agreement. TNI has the exclusive rights to the intellectual property however, Licensor retains a right to practice the Licensed Patents solely for noncommercial, academic research purposes.

On December 24, 2012, the Company signed an agreement for the acquisition of patent rights for the intellectual property of Dr. Jill Smith and LDN Research Group, LLC (the “Patent License Agreement”), whose members are Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky and orphan drug designation by the FDA to a novel late-stage drug, trademarked “LDN,” for the treatment of Pediatric Crohn’s disease. The patent covers methods and formulations for treatment of the inflammatory and ulcerative diseases of the bowel, using naltrexone in low doses as an opioid antagonist. These patents were acquired in exchange for 300,000 shares of the Company’s common stock with a fair market value of $2,715,000 and payment of $165,384 (consisting of a $100,000 initial license fee and payment of $65,384 of expenses), which totaled $2,880,384.  The Company is also required to pay an annual license fee of $100,000 and a minimum annual royalty of $100,000.  The Company has an exclusive, worldwide license to make, have made, use, lease, import, offer for sale and sell Licensed Products and to use the method under the patent rights. The agreement will terminate on the expiration or abandonment of the last patent to expire or ten years after the sale of the first licensed product. The Company may terminate the agreement upon 90 days’ written notice, provided all sublicenses are terminated and all amounts due and owing are paid to the licensor parties. The licensor parties may terminate the agreement ten days' after notice to the Company if the Company is ten days late in payment or there is a breach that remains uncured for ten days after written notice of such breach.

In partial consideration of the Patent License Agreement, the Company agreed to pay to the members the applicable milestone payments listed below after substantial achievement of each milestone event is achieved by the Company, its Affiliates or Sublicensees.

A.	Upon initiation of each Phase III trial, the Company will pay $350,000.

B.	Upon positive completion of each Phase III clinical trial of the therapeutic use of an LDN compound in the Field of Use, the Company will pay $150,000.

C.	When an NDA is accepted for review by the FDA, the Company will pay $250,000.

D.	When FDA approval to market the NDA is approved, the Company will pay $750,000.

E.	Upon the first dosing of the first patient in a Phase III clinical trial for each Licensed Product, the Company will pay 250,000 shares of the Company’s common stock.

F.	Upon the first sale of each Licensed Product, the Company will issue 400,000 shares of the Company’s common stock.

G.	Upon the achievement of $20 Million in cumulative sales for each licensed product covered by NDAs, the Company will issue 500,000 shares of the Company’s common stock.

The Company must pay an annual license fee in the low six-figure range and mid single digit percentage royalties on the net sales of each licensed product with an annual minimum royalty payment in the low six-figure range. The Company will pay a sublicense fee between 10-20% calculated on the payments the Company receives from any such sublicense.

As part of the Patent License Agreement, the Company has the right to apply to the Food and Drug Administration (FDA) for the transfer of the orphan drug status, the investigational new drug applications (INDs), and the right to acquire the relevant clinical data set from Dr. Smith. The FDA has designated orphan drug status for the use of low dose naltrexone in the treatment of pediatric patients with Crohn’s disease and ulcerative colitis.

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

The Licensing Agreement calls for TNI BioTech to: (a) use commercially reasonable efforts to develop, commercialize, market and sell Licensed Products in a manner consistent with the Business Plan; (b) expend a minimum of $110,000 (per annum) to develop and commercialize Licensed Products as soon as practicable, consistent with sound business practices and judgment; (c) be responsible for obtaining all requisite regulatory approvals needed to use or sell Licensed Products in the Field of Use; and (d) make the first commercial sale of a Licensed Product by December 31, 2016.   The Company is in compliance with these requirements.

The Licensing Agreement provides that the Company must make an initial license fee of $100,000 and the issuance of 300,000 shares and an annual license maintenance fee in the low ten thousand dollar amount range. The Company will also make payments to licensor upon the achievement of certain milestone events such as initiations of Phase II or Phase III clinical trials in a low hundred thousand dollar amount, acceptance of the NDA by the FDA in a low hundred thousand amount and FDA approvals in a high hundred thousand dollar amount. The Company will issue shares upon reaching certain milestones including the issuance of a mid ten thousand amount of shares upon the first dosing of patients in clinical trials, the issuances of a low hundred thousand number of shares upon the initial sale of a licensed product and a milestone fee of a low hundred thousand share amount upon reaching sales of $20 million in cumulative sales. If the Company achieves all of the milestones, a total of $1,350,000 will be paid in milestone payments.

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

On March 15, 2013 the Company executed a Patent License Agreement with Professor Fengping Shan.  The Company obtained exclusive rights to develop and commercialize the licensed technology.  The licensed technology is the intellectual property developed and owned by Professor Shan (i) relating to the treatment of a variety of diseases and conditions with MENK including multiple forms of lymphoma and cancer and (ii) a treatment method for humans infected with the HLTV-III (AIDS) virus including AIDS and AIDS related complex (ARC).  The licensed technology includes the methods and formulations for these treatments including but not limited to all INDs, communications with regulatory agencies, patient data, and letters relating to these treatments.  The licensed technology also includes the following patents: 200710158742.7 MENK, its application is in treating leukemia and other blood cancers; No. 200710051586.4 MENK, its application is in preparation of human and animal vaccines; No. 200610046249.1, a nasal spray formulation containing MENK; No. 201210290150.1 LDN, combined with MENK, its application is in preparation of an anticancer drug (Pending); No. 201210302259.2 LDN, combined with MENK, its application is in preparation of leukophoresis for anticancer (Pending); No. 200810229085.5 Compound MENK as a drug for colon cancer and pancreatic cancer; No. 200910011030.1, Naltrexone as well as analougues being anticancer drug. Under this license, the Company must issue 500,000 shares to Prof. Shan upon final transfer of the licenses, and reimburse Prof. Shan for all out of pocket expenses in connection with the patents in mid five figure range. The Company will pay Prof. Shan a mid single digit percentage running royalty of gross sales subject to decreases if third party intellectual property is needed to complete such sale or product but in no event less than a high percentage of a low single digit percentage and a low single digit percentage of all sublicense revenue. This agreement shall last for the duration of each of the licensed patents however the Company may terminate the license agreement on 120 days' written notice to Professor Shan.

11. Commitments and Contingencies

Malawi Treatment Facilities

On July 14, 2012, GB Oncology and Imaging Group LTD (“GBOIG”) in partnership with TNI BIOTECH signed a letter of intent agreement to collaborate with the Government of Malawi to assist in expanding the treatment of cancer, HIV/AIDS and other infectious diseases.

The Company and GB will work in connection with the government of Malawi to open and operate clinics that provide treatments for HIV/AIDS, cancer and other infectious diseases. GBOIG and TNI BIOTECH expect to have the oncology and infectious disease clinic fully operational within 12 months of the signing of the Agreement, and hope to begin treatment for HIV patients within 180 days. Under the letter of intent, TNI BIOTECH and GBOIG will begin by providing HIV/AIDS treatment to 25,000 patients and hopefully expanding to 500,000 within 24 months.  The Company shall contribute $1,000 in initial capital to the venture.  The Company shall be allocated 50% of the net income from the venture.  Either party may terminate the venture with 180 days’ notice to the other party prior to the one-year anniversary of the Agreement.  After the one-year anniversary, the agreement may only be terminated with 180 days' notice to the other party if the other party has breached the Agreement.

GB Oncology and Imaging Group LTD., a subsidiary of GB Energie LLC is a Washington D.C. based minority woman-owned business managed by Dr. Gloria B. Herndon. Dr. Herndon is also a director of TNI BioTech, Inc.

Open an Oncology and Infectious Disease Center in Malawi at Queen Elizabeth Central Hospital

On September 25, 2012, GB Oncology and Imaging Group LTD (“GBOIG”), in partnership with the Company, signed an agreement with the Government of Malawi to open an outpatient clinic at Queen Elizabeth Central Hospital (in Malawi) for the treatment of cancer and infectious disease.  The duration of the Agreement shall be for 25 years with an optional 10 year renewal to be indicated by the Government of Malawi at least three years prior to the expiration of the term.  The Government of Malawi shall bear the upfront costs for the agreement of $2,500,000.

Distribution Agreements in Nigeria

Effective November 9, 2012, TNI BioTech, Inc., signed an exclusive Distribution Agreement with G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings, LLC for the Federal Republic of Nigeria. Under the terms of the Distribution Agreement, G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings LLC will have exclusive marketing and distribution rights to IRT-103 LDN and IRT-104 LDN cream in Nigeria until the end of the term of the agreement on December 31, 2017. TNI BIOTECH will be responsible for the manufacture and supply of IRT-103 LDN and IRT-104 LDN cream. As part of the Distribution Agreement, G-Ex Technologies/St. Maris Pharma will provide TNI BIOTECH with a revolving letter of credit for the minimum purchase of 750,000 doses monthly of IRT-103 LDN or IRT-104 LDN cream priced at $1.00 per dose.   There are no upfront fees.

The Distribution Agreement calls for G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings, LLC to purchase a minimum of 15,000,000 doses monthly within 24 months to maintain the exclusivity of the Agreement. Once G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings, LLC reach sales of 1,000,000 doses per day, TNI BIOTECH has agreed to joint venture a factory in the Federal Republic of Nigeria to meet local demands.

G-Ex Technologies/St. Maris Pharma is a consortium of companies organized under the laws of the Republic of Nigeria operated by management, a consultant, general pharmaceutical, clinical pharmacy and marketing executives, each with over 25 years of industry experience and well versed in the changing dynamics of the prescription and over-the-counter drug international marketplace. G-Ex Technologies/St. Maris Pharma has been actively supported by medical practice professionals in business and academia who have been involved in the management of related drug therapies for many years.

The parties have been unable to perform under the agreement because a certificate of free sale was not obtained by the Company until November of 2013, and no extension has been granted.

In October 2013, the Company announced the signing of a distribution agreement with AHAR Pharma, a Nigerian company, to market Lodonal™™, in Nigeria for the treatment of autoimmune diseases and cancer.  AHAR intends to distribute Lodonal™™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The Company expects to implement the agreement in 2014, and expects to treat up to 500,000 patients per day by March 2015.  Under the agreement, the Company is obligated to provide delivery of an initial supply of between 1 million and 1.5 million doses of Lodonal™ product to cover AHAR Pharma’s first-year purchase commitment.

Strategic Framework Agreement with Hubei Qianjiang Pharmaceutical Company

In February 2013, the Company signed a Strategic Framework Agreement for Cooperation with the Hubei Qianjiang Pharmaceutical Company. Under the Strategic Framework Agreement, the parties will work together to further the development of new products and conduct research and development on TNI’s licensed patented technology. Specifically, the parties aim to co-invest to develop and market products focusing on HIV, cancer and related autoimmune system therapies, develop co-ventured manufacturing facilities in China, and develop co-ventured distribution of the developed products in China and Africa.  The agreement does not have a definitive term, as each new agreement resulting from the cooperation will set forth the material terms, including, but not limited to, fees, duration and termination therein.

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

Operating Leases

The Company leases office space in White Plains, New York, Frederick, Maryland, and Orlando, Florida.  Rental expense for the years ended December 31, 2013 and 2012 was $89,390 and $10,303, respectively.

12. Related Party Transactions

In 2012, Webfoot, Inc. provided financing to the Company  in the amount of $121,128. Webfoot, Inc. is owned by the son of Noreen Griffin. On February 21, 2013, the Company entered into a formal loan agreement to evidence the amount owed by the Company.  At December 31, 2013, $121,128 was owing under the agreement.  The loan bears interest at an annual rate of 6%.  The interest is repayable at maturity. The note matures on February 21, 2015.

In 2012, Noreen Griffin made payments totaling $30,000 on the Company's behalf covering the costs of incorporation and merger-related expenses.  On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012.  At December 31, 2013, the Company owed Ms. Griffin $30,000 under the agreement.  The loan bears interest at an annual rate of 6%. The note matures on February 13, 2015. The interest is repayable at maturity.

In 2012, Griffin Enterprises, Inc. made payments on the Company's behalf covering the cost of incorporation and merger-related expenses.  Griffin Enterprises, Inc. is wholly owned by Noreen Griffin.  At December 31, 2013, the company owed Griffin Enterprises, Inc. $46,000.  On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012.  The loan bears interest at an annual rate of 6%. The note matures on February 13, 2015. The interest is repayable at maturity.

On January 3, 2013, the Company formalized the terms under which Kelly O’Brien Wilson, the daughter-in-law of the Company's Chief Executive Officer is employed. Ms. Wilson had been working with the Company in 2012 and her three-year employment agreement is effective as of December 1, 2012.  The terms of the agreement define her base salary, a grant of a common stock, and health insurance coverage.  Ms. Wilson was issued 500,000 shares of common stock of the Company in January 2014.  During the year ended December 31, 2013, the Company paid compensation to Ms. Wilson totaling $81,144.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TNI BioTech, Inc.

Date: March 31, 2014	By:	/s/ Noreen Griffin
Name: Noreen Griffin
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Aronstam
Name: Peter Aronstam
Title: Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Nicholas Plotnikoff	Chairman of the Board	March 31, 2014
Nicholas Plotnikoff

/s/ Noreen Griffin	Director	March 31, 2014
Noreen Griffin

/s/ Christopher Pearce	Director	March 31, 2014
Christopher Pearce

/s/ Eugene Youkilis	Director	March 31, 2014
Eugene Youkilis

/s/ Fengping Shan	Director	March 31, 2014
Fengping Shan

/s/ Gloria B. Herndon	Director	March 31, 2014
Gloria B. Herndon