Form 10-Q
period 2014-03-31
TNI BIOTECH, INC.
filed 2014-05-15
CIK 1559356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________

Commission File Number __________________

TNI BIOTECH, INC.
(Exact name of small business issuer as specified in its charter)

Florida	59-3226705
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

37 North Orange Ave, Suite 607, Orlando, FL 32801
(Address of principal executive offices)

   888-613-8802
(Issuer's telephone number)

618 East South Street, Suite 500, Orlando, Florida 32801
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

As of May 12, 2014 there were  86,371,347 shares of Common Stock outstanding.

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

As an emerging growth company, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●
being permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report;

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

We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1 billion or more in annual gross revenues; (ii) the last day of our fiscal year following the fifth anniversary of the date of first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"); (iii) our issuance, in a three year period, of more than $1 billion in non-convertible debt; and (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million on the last business day of our second fiscal quarter of 2013.

As an emerging growth company we are exempt from Section 404(b) of the Sarbanes-Oxley Act and Section 14A(a) and (b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such sections are provided below:

Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

Sections 14A(a) and (b) of the Exchange Act, implemented by Section 951 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Report on Form 10-Q are considered forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) concerning our business, results of operations, economic performance and/or financial condition, based on management's current expectations, plans, estimates, assumptions and projections. Forward-looking statements are included, for example, in the discussions about:

●	strategy;

●	new product discovery and development;

●	current or pending clinical trials;

●	our products’ ability to demonstrate efficacy or an acceptable safety profile;

●	actions by the FDA and other regulatory authorities;

●	product manufacturing , including our arrangements with third-party suppliers;

●	product introduction and sales;

●	royalties and contract revenues;

●	expenses and net income;

●	credit and foreign exchange risk management;

●	liquidity;

●	asset and liability risk management;

●	the outcome of litigation and other proceedings;

●	intellectual property rights and protection;

●	economic factors;

●	competition; and

●	legal risks

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

We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described herein, under "Risk Factors" and elsewhere in this report and in our other public reports filed with the SEC. It is not possible to predict or identify all such factors, and therefore the factors that are noted are not intended to be a complete discussion of all potential risks or uncertainties that may affect forward-looking statements. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

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

●	our reliance on key personnel, including our ability to attract and retain scientists;

●	our reliance on third party manufacturing to supply drugs for clinical trials and sales;

●	our limited distribution organization with no sales and marketing staff;

●	our being subject to product liability claims;

●	legislation or regulation that may increase the cost of our business or limit our service and product offerings;

●	risks related to our intellectual property, including our ability to adequately protect intellectual property rights;

●
risks related to governmental regulation, including our ability to obtain approvals for the commercialization of some or all of our drug candidates, and ongoing regulatory obligations and continued regulatory review which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements; and

●	our ability to obtain regulatory approvals in foreign jurisdictions to allow us to market our products internationally.

Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements.  All forward-looking statements included in this prospectus are based on information available to us on the date of this report.  Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this report.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TNI BIOTECH, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 013
ASSETS
Current Assets:
Cash and cash equivalents	$233,692	$406,596
Prepaids and other current assets	42,500	215,900
Total current assets	276,192	622,496

Fixed Assets:
Computer equipment, net of accumulated depreciation
of $1,868 and $1,293 respectively	5,032	5,607

Intangible Assets:
Patents and licenses, net of amortization
of $5,141,087 and $4,422,375, respectively (Note 6)	17,827,836	18,546,548

Deposits	10,183	17,435
Total assets	$18,119,243	$19,192,086

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,012,088	$$839,909
Payable to officer	76,000	76,000
Accrued liabilities	662,454	588,271
Current portion patent liability	68,333	118,333
Notes payable	1,417,197	817,197
Total current liabilities	3,236,072	2,439,710

Non-current Liabilities:
Notes payable related party	101,128	121,128
Total non-current liabilities	101,128	121,128
Commitments and contingencies (Note 7)
Total Liabilities	3,337,200	2,560,838

Stockholders' Equity:
Common stock - par value $0.001; 500,000,000 shares authorized;
86,371,347 and 74,161,639 shares issued and outstanding respectively	86,371	74,160
Additional paid in capital	322,570,898	308,113,375
Stock issuances due	1,302,113	4,893,499
Prepaid services	(8,509,722)	(13,447,109)
Accumulated deficit	(300,667,617)	(283,002,677)
Total stockholders' equity	14,782,043	16,631,248
Total liabilities and stockholders' equity	$18,119,243	$19,192,086

The accompanying notes are an integral part of these consolidated financial statements.

TNI BIOTECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	March 31, 2014	March 31, 2013

Revenues, net	$-	$-

Operating expenses:
Selling, general and administrative	12,612,953	7,702,170
Research and development expense	4,170,836	2,980,101
Depreciation and amortization expense	719,287	698,995
Total operating expenses	17,503,076	11,381,266

Loss from operations	(17,503,076)	(11,381,266)

Other income (expense):
Interest expense	(161,081)	(239,912)
Exchange (loss)	(783)	-
Loss on settlement of debt	-	(3,068,496)
Total other income (expense)	(161,864)	(3,308,408)
Net Loss	$(17,664,940)	$(14,689,674)

Basic and diluted loss per share	$(0.22)	$(0.29)

Weighted average number of shares outstanding	81,562,670	49,983,416

The accompanying notes are an integral part of these consolidated financial statements.

 TNI BIOTECH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED MARCH 31, 2014
(Unaudited)

	Common Stock		Additional Paid	Stock to	Prepaid	Accumulated
	Shares	Amount	in Capital	Be Issued	Services	Deficit	Total
Balance, December 31, 2013	74,161,639	$74,160	$308,113,375	$4,893,499	$(13,447,109)	$(283,002,677)	$16,631,248

Issuance of common stock for prepaid services	5,490,000	5,490	7,960,010	-	(7,965,500)	-	-

Return of stock issued for charitable contributions	(100,000)	(100)	(749,900)	-	-	-	(750,000)

Amortization of prepaid services					12,902,887		12,902,887

Issuance of common stock to employees and consultants	2,028,708	2,029	446,068	(1,697)	-	-	446,400

Issuance of common stock in exchange for debt	1,000,000	1,000	1,251,000	(1,252,000)	--	-	-

Issuance of common stock for loan expenses and interest	260,000	260	362,090	(217,000)	-	-	145,350

Issuance of common stock for cash and exercise of warrants	3,531,000	3,532	2,774,182	(2,120,689)	-	-	657,025

Issuance and modification of common stock warrants	-	-	2,414,073	-	-	-	2,414,073

Net loss	-	-	-	-	-	(17,664,940)	(17,664,940)

Balance, March 31, 2014	86,371,347	$86,371	$322,570,898	$1,302,113	$(8,509,722)	$(300,667,617)	$14,782,043

The accompanying notes are an integral part of these financial statements.

TNI BIOTECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	March 31, 2014		March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,664,940)		$(14,689,674)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	575		120
Amortization	718,712		696,124
Stock issued, and amortization of stock issued, for prepaid services	13,349,287		7,561,740
Loss on settlement of debt	-		3,068,496
Stock warrant expense	2,414,073		1,065,894
Stock issued for donation	(750,000)		750,000
Stock issued for interest	145,350		232,250
Changes in operating assets and liabilities:
Accounts payable	175,441		75,676
Accrued liabilities	70,921		132,177
Prepaid and other current assets	180,652		(75,600)

Net cash used in operating activities	(1,359,92	9)	(1,182,797)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-		(1,170)
Purchase of Penn State License	-		(160,539)
Net cash used in investing activities	-		(161,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of warrants	657,025		1,030,324
Proceeds from issuance of notes payable	600,000		249,000
Repayments of notes payable, related party	(20,000)		-
Payments made on patent liability	(50,000)		(71,667)

Net cash provided by financing activities	1,187,025		1,207,657

Net decrease in cash	(172,904)		(136,849)
Cash and cash equivalents at beginning of period	406,596		313,095
Cash and cash equivalents at end of period	$233,692		$176,246

The accompanying notes are an integral part of these consolidated financial statements.

TNI BIOTECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	March 31, 2014	March 31, 2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common shares issued for Penn State License	$-	$2,550,000

Common shares issued for prepaid services	$7,965,500	$39,565,400

The accompanying notes are an integral part of these consolidated financial statements.

TNI BioTech, Inc.
Notes to the Consolidated Financial Statements
March 31, 2014
(Unaudited)

1. Organization and Description of Business

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

In October 2012, the Company formed TNI BioTech International, Ltd., a BVI company in Tortola, British Virgin Islands.  TNI BioTech International was set up to allow the Company to market and sell LDN in those countries outside the U.S. in which we have been able to obtain approval to sell the Company’s products.

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc. ("Cytocom"), to focus on conducting LDN and MENK clinical trials in the United States. The Company expects that the manufacturing of TNI BioTech therapies and their subsequent distribution into emerging nations will continue to be operated directly through TNI BioTech. The Company initially entered into consultant arrangements with Dr. Graham Burton, M.D., Ph.D., and  Mr. Gary G. Gemignani, to focus on the clinical advancement of LDN and MENK through Cytocom. Effective April 1, 2014, Dr. Burton was appointed President and Chief Executive Officer of Cytocom.  On the same date, Mr. Gemignani was appointed Chief Operating Officer, Chief Financial Officer and Executive Vice President of Cytocom. Dr. Burton will be responsible for leading Cytocom’s global development, clinical research and medical initiatives. Mr. Gemignani will be responsible for operational and business development activities and financial management of Cytocom.

In March 2014, the Company incorporated Airmed Biopharma Limited, an Irish corporation with an address in Dublin, Ireland.  Airmed Biopharma Limited was set up to benefit from incentives granted by the Irish government for the establishment of pharmaceutical companies (many of the world’s leading pharmaceutical companies have located in Ireland), and so that the Company could take advantage of Ireland's status as a member of the European Union and the European Economic Area (the “Euro Zone”).  An Irish limited liability company enjoys a low corporate income tax rate of 12.5%, one of the lowest in the world. Airmed Biopharma Limited  hopes to qualify for tax incentives for Irish holding/headquartered companies and to benefit from the network of double tax treaties that reduce withholding taxes.  TNI BioTech International will manage our international distribution, using product that is manufactured in Ireland and elsewhere.

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

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings and short-term debt. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at March 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss from operations of $17,664,940 and has used cash and cash equivalents for operations in the amount of $1,359,929 during the three months ended March 31, 2014, resulting in stockholders’ equity of $14,782,043.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), as amended for interim financial information. The financial information as of March 31, 2014 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 10-K"). The unaudited interim financial statements should be read in conjunction with the 2013 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2013 and 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2014 are not necessarily indicative of results for the full fiscal year.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 825, “Financial Instruments,” the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.

Computer Equipment

Computer equipment is stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense from continuing operations for the three months ended March 31, 2014 and 2013 was $575 and $120, respectively.

Intangible Assets

Costs incurred to acquire and/or develop the Company’s product licenses and patents are capitalized and amortized by straight-line methods over estimated useful lives of seven to sixteen years. Intangible assets are stated at the lower of cost or estimated fair market value.   Amortization expense for the three months ended March 31, 2014 and 2013 was $718,712 and $696,124, respectively.  The Company estimates its amortization expense related to these assets will approximate $2,800,000 each year for the next five years.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360, “Property, Plant and Equipment.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.  No impairment losses were recognized for the three months ended March 31, 2014 or for the corresponding period in 2013.

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

We follow ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. The Company has adopted ASC 740-10 and evaluates its  tax positions on an annual basis.

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

A calculation of basic and diluted net loss per share follows:

	For the three months ended March 31,
	2014	2013

Historical net loss per share:
Numerator
Net loss	$(17,664,940)	$(14,689,674)
Net loss attributed to Common stockholders	$(17,664,940)	$(14,689,674)

Denominator
Weighted-average common shares outstanding— Denominator for basic and diluted net loss per share	81,562,670	49,983,416
Basic and diluted net loss per share attributed to common stockholders	$(0.22)	$(0.29)

The Company’s potential dilutive securities which include stock and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average Common stock outstanding used to calculate both basic and diluted net loss per share is the same.

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	For the three months ended March 31,
	2014	2013
Warrants to purchase Common stock	8,824,250	7,957,500
	8,824,250	7,957,500

Recent Accounting Standards

Any new accounting pronouncements issued by the FASB, as applicable, have been or will be adopted by the Company upon or before the expiration of the extended transition period provided under Section 102(b)(1) of the JOBS Act.

3. Promissory Notes

The Company has an outstanding note payable to K-C Operations (an unrelated party) issued on October 15, 2009. The balance as of March 31, 2014 and 2013 was $286,333 and $338,833, respectively. The note matured on October 31, 2010 and accrues interest at a rate of 6% per annum and is convertible to shares of common stock at a rate of $0.20 per share. In 2013, principal and interest aggregating $59,167 was converted to 295,833 shares.  The shares issuable under this note are subject to the requirements of Rule 144 of the Securities Act.

The Company has an outstanding note payable to Robert Johnson (former officer and director) issued on September 30, 2006 with a balance as of March 31, 2014 and 2013 was $21,547 and $21,547, respectively. The note matured on September 30, 2007 and is convertible to shares of common stock at a rate of $0.20 per share.  The shares issuable under this note are subject to the requirements of Rule 144 of the Securities Act.

The Company has an outstanding note payable to Lexicon (an unrelated party) issued on January 15, 2009.  The note is due upon demand.  The balance as of March 31, 2014 and 2013 was $10,317 and $10,317, respectively.  The note bears an interest rate of 6% per annum and is convertible to shares of common stock at a rate of $0.01 per share. During the three months ended March 31, 2013, $2,500 of this note was converted to 250,000 shares. The shares issuable under this note are subject to the requirements of Rule 144 of the Securities Act of 1933.

The Company has an outstanding note payable to Robert J. Dailey, issued March 11, 2013 for $99,000, with a maturity date of March 25, 2013, and bearing an interest rate of 2% annually, an origination fee of 10,000 restricted common stock shares, a penalty of 10,000 restricted common stock shares if not paid by maturity and an additional 10,000 shares every 30 days after maturity if the loan is not satisfied in full.

The Company has an outstanding note payable to Robert J. Dailey, issued April 25, 2013 for $100,000, with a maturity date of May 9, 2013, and bearing an interest rate of 2% annually, an origination fee of 10,000 restricted common stock shares, a penalty of 10,000 restricted common stock shares if not paid by maturity and an additional 10,000 shares every 30 days after maturity if the loan is not satisfied in full.

The Company has an outstanding note payable to Joel Yanowitz, issued March 11, 2013 for $50,000, with a maturity date of March 25, 2013, and bearing an interest rate of 2% annually, an origination fee of 5,000 restricted common stock shares, a penalty of 5,000 restricted common stock shares if not paid by maturity and an additional 5,000 shares every 30 days after maturity if the loan is not satisfied in full.

The Company has an outstanding note payable to Roger D. Bozarth, issued April 5, 2013 for $100,000, with a maturity date of April 19, 2013 and bearing an interest rate of 2% annually, an origination fee of 10,000 restricted common stock shares, a penalty of 10,000 restricted common stock shares if not paid by maturity and an additional 10,000 shares every 30 days after maturity if the loan is not satisfied in full.

The Company has an outstanding note payable to Christine Dailey, issued August 30, 2013 for $50,000, with a maturity date of October 14, 2013, and bearing an interest rate of 2% annually, a penalty of 15,000 restricted common stock shares if not paid by maturity and an additional 5,000 shares every 30 days after maturity if the loan is not satisfied in full.

The Company has an outstanding note payable to First Choice International Company, issued December 23, 2013 for $100,000, with a maturity date of June 23, 2014, and bearing an interest rate of 10% annually, a penalty of 30,000 restricted common shares if not paid by maturity and an additional 10,000 shares every 30 days after maturity if the loan is not satisfied in full.

In the three months ended March 31, 2014, the company issued three promissory notes totaling $600,000.  At March 31, 2014, $600,000 was outstanding respectively under these notes.  The notes have the following terms and conditions:

●
Robert J. Dailey, issued February 6, 2014 for $200,000, with a maturity date of June 5, 2014, and bearing an interest rate of 2% annually, a penalty of 15,000 restricted common stock shares if not paid by maturity and an additional 5,000 shares every 30 days after maturity if the loan is not satisfied in full.

●
Robert J. Dailey, issued March 7, 2014 for $200,000, with a maturity date of July 6, 2014 and bearing an interest rate of 2% annually, a penalty of 15,000 restricted common stock shares if not paid by maturity and an additional 10,000 shares every 30 days after maturity if the loan is not satisfied in full.

●
Robert J. Dailey, issued March 28, 2014 for $200,000, with a maturity date of July 27, 2014, and bearing an interest rate of 2% annually, a penalty of 15,000 restricted common stock shares if not paid by maturity and an additional 10,000 shares every 30 days after maturity if the loan is not satisfied in full.

As of March 31, 2014 and 2013, the Company had accrued  $39,222 and $9,718 in unpaid interest, respectively.  For the three months ended March 31, 2014, the Company issued 260,000 shares with a fair market value of $362,250 for loan expenses and interest under promissory notes including shares for amounts which previously accrued.

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

As of March 31, 2014 and 2013, the Company was authorized to issue 500,000,000 common shares at a par value of $0.001 per share.

Stock Warrants

Using the Black-Scholes Model, the Company calculated the fair value of $2,414,073 for common stock purchase warrants issued and modified during the three months ended March 31, 2014. Variables used in the Black-Scholes option-pricing model, include (1) a discount rate of 0.76%, (2) an expected remaining life of 5 years and (3) expected volatility of 179%.

During the first quarter of 2014, the Company issued 581,250 shares of its restricted common stock through the exercise of common stock purchase warrants. The warrants were exercised at a price of $0.50 per share and the Company received net proceeds of $290,625 for equity from the exercise of the warrants.

Following is a summary of outstanding stock warrants at March 31, 2014 and activity during the period then ended:

	Number of Shares	Exercise Price	Weighted Average Price

Warrants as of December 31, 2013	7,957,500	$1.00 – 15.00	$1.77

Issued in the three months ended March 31, 2014	1,448,000	$1.00-1.50	$1.33

Expired	–	–

Exercised	581,250	$0.50	$0.50

Warrants as of March 31, 2014	8,824,250	$0.50-15.00	$1.66

Summary of outstanding warrants as of March 31, 2014:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)
Third Quarter 2015	745,000	$1.50-2.00	1.50
Fourth Quarter 2015	268,750	$1.50	1.75
Second Quarter 2016	37,500	$3.00-5.00	2.25
Third Quarter 2016	525,000	$0.50-5.00	2.50
Third Quarter 2017	1,500,000	$1.00-1.50	3.50
Fourth Quarter 2017	2,941,666	$1.00-9.00	3.75
First Quarter 2018	127,500	$15.00	4.00
Second Quarter 2018	33,834	$15.00	4.25
Third Quarter 2018	400,000	$1.00	4.50
Fourth Quarter 2018	1,197,500	$1.00-1.50	4.75
First Quarter 2019	1,048,000	$1.50	5.00

 5. Stock Compensation

Shares Issued for Services

During the three months ended March 31, 2014, the Company issued 5,490,000 shares of common stock for prepaid services. The Company valued these shares based upon the fair value of the common stock at the date of the agreements.  The consulting fees are amortized over the contract periods, which are typically twelve months.  The Company issued common stock for prepaid services of $7,965,500 and $39,559,867 for the three months ended March 31, 2014 and 2013, respectively. The amortization of prepaid services totaled $12,902,887 and $7,561,740 for the three months ended March 31, 2014 and 2013, respectively.

6. Licenses and Supply Agreements

Patent and Subsidiary Acquisition

The Company entered into a share exchange agreement April 24, 2013 to acquire all of the outstanding shares of TNI BioTech IP, Inc. (“TNI IP”), a biotechnology firm incorporated in Florida formed to acquire patents related to the treatment of cancer and HIV/AIDS and autoimmune diseases, using Met-enkephalin (“MENK”) and Naltrexone (“LDN”). The goal of TNI IP’s management is to enable mankind and civilization to combat fatal diseases by activating and mobilizing the body’s own immune system using TNI IP’s patented use of MENK.

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

Patent License Agreements

On August 13, 2012, the Company signed an exclusive License Agreement with Ms. Jacqueline Young for the intellectual property developed by Dr. Bernard Bihari relating to treatments with opioid antagonists such as naltrexone and Met-enkephalin for a variety of diseases and conditions including malignant lymphoma, chronic lymphocytic leukemia, Hodgkin’s lymphoma, and non-Hodgkin’s lymphoma, chronic herpes virus infections, chronic herpes viral infections such as chronic genital herpes caused by the herpes simplex virus Type 2 and chronic infections due to the Epstein-Barr virus and a treatment method for humans infected with HTLV-III (AIDS) virus, including patients clinically diagnosed as suffering from AIDS and those suffering from AIDS-related complex (ARC).  The Bihari patents were acquired in exchange for 540,000 shares of the Company’s common stock with a fair value of $972,000 and assumed liabilities of $400,000, which is payable to Ms. Young over a twenty-four month period in equal installments to reimburse her for the costs of a New York City office in accordance with the patent license agreement.  The patent liability at March 31, 2014 totaled $68,333. The cost of the patent totaled $1,372,000.  Additionally, the Company will pay the licensor a royalty payment of 1% of gross MENK sales and provide the licensor a position as non-executive chairman of the Company. The License Agreement is valid for the life of the patents and expires on a country by country basis in each country where patent rights exist, upon the expiration of the last to expire patent in each country or in the event the patent in such country is held to be invalid and/or unenforceable (by a court or government body of competent jurisdiction) or admitted to be invalid or unenforceable. Additionally, TNI can cancel the License Agreement upon 120 days’ written notice and shall pay all royalties and fees that have accrued under the Agreement. TNI has the exclusive rights to the intellectual property however, Licensor retains a right to practice the Licensed Patents solely for noncommercial, academic research purposes.

On December 24, 2012, the Company signed an agreement for the acquisition of patent rights for the intellectual property of Dr. Jill Smith and LDN Research Group, LLC (the “Patent License Agreement”), whose members are Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky and orphan drug designation by the FDA to a novel late-stage drug, trademarked “LDN,” for the treatment of Pediatric Crohn’s disease. The patent covers methods and formulations for treatment of the inflammatory and ulcerative diseases of the bowel, using naltrexone in low doses as an opioid antagonist. These patents were acquired in exchange for 300,000 shares of the Company’s common stock with a fair value of $2,715,000 and payment of $165,384 (consisting of a $100,000 initial license fee and payment of $65,384 of expenses), which totaled $2,880,384.  The Company is also required to pay an annual license fee of $100,000 and a minimum annual royalty of $100,000.  The Company has an exclusive, worldwide license to make, have made, use, lease, import, offer for sale and sell Licensed Products and to use the method under the patent rights. The agreement will terminate on the expiration or abandonment of the last patent to expire or ten years after the sale of the first licensed product. The Company may terminate the agreement upon 90 days’ written notice, provided all sublicenses are terminated and all amounts due and owing are paid to the licensor parties. The licensor parties may terminate the agreement ten days' after notice to the Company if the Company is ten days late in payment or there is a breach that remains uncured for ten days after written notice of such breach.

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

As part of the Patent License Agreement, the Company has the right to apply to the Food and Drug Administration ("FDA") for the transfer of the orphan drug status, the investigational new drug applications ("INDs"), and the right to acquire the relevant clinical data set from Dr. Smith. The FDA has designated orphan drug status for the use of low dose naltrexone in the treatment of pediatric patients with Crohn’s disease and ulcerative colitis.

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

As part of the Licensing Agreement, the Company is working to acquire the orphan drug designation (IND) and clinical data set from Dr. Jill Smith.

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

7. Commitments and Contingencies

Malawi Treatment Facilities

On July 14, 2012, GB Oncology and Imaging Group LTD (“GBOIG”) in partnership with the Company signed a letter of intent agreement to collaborate with the Government of Malawi to assist in expanding the treatment of cancer, HIV/AIDS and other infectious diseases.

The Company and GB will work in connection with the government of Malawi to open and operate clinics that provide treatments for HIV/AIDS, cancer and other infectious diseases. GBOIG and the Company originally expected  to have the oncology and infectious disease clinic fully operational within 12 months of the signing of the Agreement, and to begin treatment for HIV patients within 180 days thereafter. However, delays in obtaining approvals required for the importation of the Company’s products are likely to delay the start of the project until the second half of 2014.  Under the letter of intent, the Company and GBOIG will begin by providing HIV/AIDS treatment to 10,000 patients and hopefully expanding to 500,000 within 24 months of project start.  The Company shall contribute $1,000 in initial capital to the venture.  The Company shall be allocated 50% of the net income from the venture.  Either party may terminate the venture with 180 days’ notice to the other party prior to the one-year anniversary of the Agreement.  After the one-year anniversary, the agreement may only be terminated with 180 days' notice to the other party if the other party has breached the Agreement.

GB Oncology and Imaging Group LTD., a subsidiary of GB Energie LLC is a Washington D.C. based minority woman-owned business managed by Dr. Gloria B. Herndon. Dr. Herndon is also a director of TNI BioTech, Inc.

Open an Oncology and Infectious Disease Center in Malawi at Queen Elizabeth Central Hospital

On September 25, 2012, GBOIG in partnership with the Company, signed an agreement with the Government of Malawi to open an outpatient clinic at Queen Elizabeth Central Hospital (in Malawi) for the treatment of cancer and infectious disease.  The duration of the Agreement shall be for 25 years with an optional 10 year renewal to be indicated by the Government of Malawi at least three years prior to the expiration of the term.  The Government of Malawi shall bear the upfront costs for the agreement of $2,500,000.

Distribution Agreements in Nigeria

Effective November 9, 2012, the Company signed an exclusive Distribution Agreement with G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings, LLC for the Federal Republic of Nigeria. Under the terms of the Distribution Agreement, G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings LLC will have exclusive marketing and distribution rights to IRT-103 LDN and IRT-104 LDN cream in Nigeria until the end of the term of the agreement on December 31, 2017. TNI BIOTECH will be responsible for the manufacture and supply of IRT-103 LDN and IRT-104 LDN cream. As part of the Distribution Agreement, G-Ex Technologies/St. Maris Pharma will provide TNI BIOTECH with a revolving letter of credit for the minimum purchase of 750,000 doses monthly of IRT-103 LDN or IRT-104 LDN cream priced at $1.00 per dose.   There are no upfront fees.

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

In October 2013, the Company announced the signing of a distribution agreement with AHAR Pharma, a Nigerian company, to market Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer.  AHAR intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The Company expects to implement the agreement in 2014, and expects to treat up to 500,000 patients per day by March 2015.  Under the agreement, the Company is obligated to provide delivery of an initial supply of between 1 million and 1.5 million doses of Lodonal™ product to cover AHAR Pharma’s first-year purchase commitment.

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

Operating Leases

The Company leases office space in White Plains, New York, Frederick, Maryland, and Orlando, Florida.  Rental expense for the three months ended March 31, 2014 and 2013 was $31,207 and $16,259, respectively.

8. Related Party Transactions

In 2012, Webfoot, Inc. provided financing to the Company in the amount of $121,128. Webfoot, Inc. is owned by the son of Noreen Griffin. On February 21, 2013, the Company entered into a formal loan agreement to evidence the amount owed by the Company.  At March 31, 2014, $101,128 owed under the agreement.  The loan bears interest at an annual rate of 6%.  The interest is repayable at maturity. The note matures on February 21, 2015.

In 2012, Noreen Griffin made payments totaling $30,000 on the Company's behalf covering the costs of incorporation and merger-related expenses.  On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012.  At March 31, 2014, the Company owed Ms. Griffin $30,000 under the agreement.  The loan bears interest at an annual rate of 6%. The note matures on February 13, 2015. The interest is repayable at maturity.

In 2012, Griffin Enterprises, Inc. made payments on the Company's behalf covering the cost of incorporation and merger-related expenses.  Griffin Enterprises, Inc. is wholly owned by Noreen Griffin.  At March 31, 2014, the company owed Griffin Enterprises, Inc. $46,000.  On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012.  The loan bears interest at an annual rate of 6%. The note matures on February 13, 2015. The interest is repayable at maturity.

On January 3, 2013, the Company formalized the terms under which Kelly O’Brien Wilson, the daughter-in-law of the Company's Chief Executive Officer is employed. Ms. Wilson had been working with the Company in 2012 and her three-year employment agreement is effective as of December 1, 2012.  The terms of the agreement define her base salary, a grant of a common stock, and health insurance coverage.  Ms. Wilson was issued 500,000 shares of common stock of the Company in January 2014.  During the quarter ended March 31, 2014, the Company paid compensation to Ms. Wilson totaling $40,848.

9. Subsequent Events

The following is a schedule of shares issued subsequent to March 31, 2014.

Shares
Shares issued for consulting expenses	650,000

On May 1, 2014, the Company announced a plan to spin off its wholly-owned subsidiary, Cytocom, an entity established to operate the Company's drug development business. Following the spin-off, Cytocom will initially focus on developing LDN and MENK (the "Drug Development Business"). The Company will continue to retain rights to certain intellectual property assets, and will focus on manufacturing, distribution and marketing of these LDN and MENK therapies for the treatment of both humans and animals in certain territories (the "Marketing and Distribution Business").

To affect the spin-off "distribution" (the "Distribution"), the Company will first undertake certain internal reorganizational steps, following which Cytocom will hold the Drug Development Business subject to certain terms and conditions. At the time of the Distribution, each Company stockholder will receive one common share of Cytocom for every one share of Company common stock held by such Company stockholder as of 5:00 p.m., Eastern Time, on July 15, 2014, which is the "record date" for the Distribution. However, to the extent that a Company stockholder sells a portion or all of that stockholder's shares of the Company’s common stock prior to the record date, such stockholder also will be pro-rata selling the right to receive common shares of Cytocom through the Distribution. Company stockholders will not be required to pay any consideration to participate in the Distribution; however, mandatory surrender of existing Company shares will be required to receive shares of Cytocom through the Distribution. Company shareholders as of the record date will continue to own shares in the Company in the same form and in the same quantity as of the record date.

The Company will continue to be quoted on the OTCQB Market after the Distribution is completed and will continue to trade under the symbol "TNIB." Cytocom will be a reporting company under the Securities Exchange Act of 1934, as amended, by the time of the Distribution, but will not initially be quoted on any securities marketplace or exchange.

The Distribution does not require Company stockholder approval. An information statement containing details regarding the Distribution and Cytocom's proposed business and management will be mailed to the Company stockholders prior to the Distribution. The consummation of the Distribution is subject to the effectiveness of a Form 10 registration statement filed by Cytocom and the satisfaction or waiver of certain conditions that will be described in the information statement.

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

General

TNI BioTech, Inc. ("TNI BioTech" or the “Company”) was initially incorporated in Florida on December 2, 1993 as Resorts Club International, Inc. (“Resorts Club”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on June 27, 1998. The Company began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resorts Club International, Inc. Resorts Club was the surviving corporation. On August 10, 2010, Resorts Club changed its name to pH Environmental, Inc. (“pH Environmental”). On February 27, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012 the Company executed a share exchange agreement for the acquisition of all of the outstanding shares of TNI BioTech, IP., Inc.

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

●
Commencing by the end of the second quarter of 2014, the distribution of low-dose nultrexone ("IRT 103 LDN") to support the large scale treatment in emerging nations, initially in Africa and Central/South America as an immune-stimulating therapy for HIV/AIDS, cancer, autoimmune disease and immune disorders;

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

In October 2013, the Company announced the signing of an exclusive distribution agreement with AHAR Pharma, a Nigerian company, to market Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer.  Dr. Richard Afonja formed AHAR Pharma in 2013 for the sole purpose of marketing TNI BioTech therapies. Dr. Afonja is a Hematologist/Oncologist and the Founder and CEO of a number of medical operations in both the United States and Nigeria for the treatment of cancer and blood disorders. AHAR Pharma intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The Company expects to implement the agreement in 2014, and expects to treat up to 500,000 patients per day within a year of implementation.

In October 2012, the Company entered a Strategic Framework Agreement (“Strategic Framework Agreement”) with Hubei Qianjiang Pharmaceutical Company (“the China Partner”). The agreement calls for the parties to co-develop new cancer drugs based on the Company’s patents  and licenses involving Methionine Enkephalin, which when approved will be marketed in China under the brand name IRT-101 and IRT-102.The Company signed a Supplementary Agreement in March 2014 (together with the Strategic Framework Agreement, the “China Agreements”), obligating the Company to provide to the China Partner with the Company’s research materials, data and trial results to date so that the China Partner can begin conducting basic studies and clinical trials in China. Under the China Agreements, the China Partner will fund the subsequent studies in China.

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc. ("Cytocom"), to focus on conducting LDN and MENK clinical trials in the United States. The Company expects that the manufacturing of TNI BioTech therapies and their subsequent distribution into emerging nations will continue to be operated directly through TNI BioTech. The Company initially entered into consulting arrangements with Dr. Graham Burton, M.D., Ph.D., and  Mr. Gary G. Gemignani, to focus on the clinical advancement of LDN and MENK through Cytocom. Effective April 1, 2014, Dr. Burton was appointed President and Chief Executive Officer of Cytocom.  On the same date, Mr. Gemignani was appointed Chief Operating Officer, Chief Financial Officer and Executive Vice President of Cytocom. Dr. Burton will be responsible for leading Cytocom’s global development, clinical research and medical initiatives. Mr. Gemignani will be responsible for operational and business development activities and financial management of Cytocom.

In March 2014 the Company incorporated Airmed Biopharma Limited, an Irish corporation with an address in Dublin, Ireland (“Airmed”).  Airmed was set up to benefit from incentives granted by the Irish government for the establishment of pharmaceutical companies (8 out of 10 of the world’s leading pharmaceutical companies have located in Ireland), and because Ireland is a member of the European Union and the European Economic Area (the “Euro Zone”).  An Irish limited liability company enjoys a low corporate income tax rate of 12.5%, one of the lowest in the world. The Irish-domiciled company hopes to qualify for tax incentives for Irish holding/headquartered companies and to benefit from the network of double tax treaties that reduce withholding taxes.  The BVI company will manage our international distribution, using product that is manufactured in Ireland and elsewhere.

Research and Development

The Company's research and development ("R&D") activities commenced in the third quarter of 2012, the Company having only completed the initial acquisition of MENK-related patents required for research in the second quarter of that year.  In 2013 we continued to build R&D organization and capabilities focusing primarily on new uses for opioid-related immuno-therapies, such as LDN and MENK.  Those activities continued in the first quarter of 2014.

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

As of March 31, 2014, we had two compounds (IRT-101 and IRT-103) in research and development.  We currently have two active development programs in oncology and Crohn’s disease; both of which are expected to move into Phase 3 clinical trials in the first half of 2014.

Results of Operations – Three Months Ended March 31, 2014

Revenue

The Company reported no revenues in the three months ended March 31, 2014 and 2013.

The Company expects to derive revenues in 2014 from the sale of its products in Malawi, Nigeria, Equatorial Guinea, Burkina Faso and Niger under distribution and partnership agreements announced in 2012 and 2013.

Direct Expenses and Gross Margin

The Company incurred no direct expenses in the three months ended March 31, 2014 and 2013.  In the future, direct expenses will include the cost of finished products to be purchased from the Company’s contract manufacturers, sales incentives, associated travel, and inventory return charges.

Gross margin, which is gross profit as a percent of revenue, will be affected by a number of factors, including the type of product sold and the geographic region in which the sale is made.

Research and Development

The Company makes significant investments in R&D in support of ongoing proprietary product development programs to support our pipeline of new drug candidates.

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

Other Expenses, Net

Other expenses, net consists primarily of interest income on cash balances, interest expense on borrowings. Interest expense will vary periodically depending on prevailing short-term interest rates.

Loss on settlement of debt

Loss on settlement of debt comprises the cost of issuance of common stock for the retirement of principal and accrued interest on promissory notes.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in this Form 10-Q describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

We had no revenues from operations for the three months ended March 31, 2014 and 2013.  We anticipate having revenues in the second half of 2014.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended March 31, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Selling, general and administrative	$12,613	$7,702
Increase from prior year	$4,911	$7,702
Percent increase from prior year	64%	100%

For the three months ended March 31, 2014 and 2013, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	2014	2013
Prepaid consulting services	$9,690	$5,030
Stock listing and investor relations expenses	2,423	1,072
Consulting and contractors	491	286
Payroll	308	240
Professional fees	146	195
Travel	127	112
Insurance	42	-
Other expenses	136	17
Charitable donations	(750)	750
	$12,613	$7,702

The increase year over year in selling, general and administrative expense was attributable primarily to increased sales and marketing activities to promote the manufacture and sale of the Company's products in Nicaragua and Africa, and the cost of raising additional equity to fund ongoing operations, and business development.

Prepaid consulting services in the three months ended March 31, 2014 consisted of the following:

Amortization of cost of stock issued prior to 2014 under consulting contracts	$5,815,969
Amortization of cost incurred for new stock issued in the three months ended March 31, 2014 under consulting contracts entered into in 2013	2,581,333
Amortization of cost incurred for new stock issued in the three months ended March 31, 2014 under consulting contracts entered into in 2014	1,292,400

The cost of the new stock issued in the three months ended March 31, 2014 was for services provided as follows:

Product and market development services	$2,174,667
Business development and strategy services	1,628,066
Investor and media relations services	71,000

The cost of the new stock issued in the three months ended March 31, 2014 arose from the issuance of 5,490,000 shares in the period, at a total cost of $7,965,500.  The balance of the total cost ($4,091,767) will be amortized over the remaining lives of the contracts.

In the three months ended March 31, 2014, total cash and cash accruals for selling, general and administrative expense was $2,924 compared to $1,677 for the corresponding period in 2013, an increase of $1,247 or 74%.  Significant cash items included:

●
consulting services obtained  to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $440  in 2014, an increase of $184 or 71% over the $256 spent in 2013;

●	professional fees for legal, tax and accounting services in the amount of $146 in 2014, an decrease of $50 or 25% over the $196 spent in 2013;
●	payroll in the amount of $308 in 2014, an increase of $68 or 28% over the $240 spent in 2013; and
●	travel in the amount of $127 in 2014, an increase of $15 or 14% over the $112 spent in 2013.

Research and development

R&D expenses and related percentages for the three months ended March 31, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Research and development	$4,171	$2,980
Increase/ (decrease) from prior year	$1,191	$2,980
Percent increase / (decrease) from prior year	40%	100%

Expenses for research and development in the three months ended March 31, 2014 increased by 40% compared to expenses in the same period in 2013.  The increase occurred mainly as a result increases in the cost of stock payments for licenses, purchases of materials for R&D, legal fees paid to maintain patents and licenses.

In the three months ended March 31, 2014, total cash spent on R&D was $511, an increase of $192 or 60%  over the $380 spent in the same period in 2013.  Significant cash items included:

●	payments for contracted technical services ($143 in 2014, a decrease of $21 or 13% over the $164 spent in 2013), reflecting the increased use of contractors to perform some of our research activities;
●	purchases of supplies and materials used in research activities ($173 in 2014, an increase of $173 or 100% over the $0 spent in 2013); and
●	payroll ($92 in 2014, a decrease of $14 or 13% over the $106 spent in 2013), reflecting loss of our chief research officer in 2013.

Approximately 75% of the R&D spending in both 2014 and 2013 was on the development of LDN; the balance was spent on MENK.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements.  The increase year over year in depreciation and amortization expense reflects the fact that most of the Company's patents and licenses were acquired after October 1, 2012.

Depreciation and amortization expenses for the three months ended March 31, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Depreciation expense	$1	$0.1
Amortization expense	$718	$696
Increase from prior year	$22	$696
Percentage increase from prior year	3%	100%

Interest Expense

Interest expense for the three months ended March 31, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Interest expense	$161	$240
(Decrease) from prior year	$(79)	$240
Percentage decrease from prior year	(33)%	100%

Interest expenses are comprised of loan origination fees and interest owed by the Company.  In 2013, interest expense included origination fees  of $132.  There were no origination fees paid in 2014.

Loss on settlement of debt

In three months ended March 31, 2013, certain lenders to the Company exercised their rights to convert all or a portion of their notes payable to equity. The Company recorded an expense of $3,068, reflecting the fair value of the shares of common stock issued in exchange for the notes.  There was no corresponding expense in three months ended March 31, 2014.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $233,692 at March 31, 2014, compared to $176,246 at March 31, 2013.

We do not expect that our cash reserves will be sufficient to meet our operational needs and we will need to raise additional capital to pay for our operational expenses and provide for capital expenditures. In addition to the Company's operational expenses, which are estimated at $450,000 per month, we estimate that we need approximately $7-15 million in the next twelve months to fully develop our products and for Phase III clinical trials for Crohn’s disease. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the three months ended March 31, 2014 and 2013, net cash used in operating activities from operations was $1,359,929 and $1,182,797, respectively. For the three months ended March 31, 2014 and 2013, net cash used in investing activities from operations was $0 and $161,709, respectively. In the three months ended March 31, 2013, the Company spent $160,539 in payments for licenses from Penn State University

During the three months ended March 31, 2014 proceeds from the sale of stock and exercise of stock warrants totaled $657,025 compared to $1,030,324 for the corresponding period in 2013.  We also generated $600,000 from the issuance of notes payable in three months ended March 31, 2014, compared to $249,000 in 2013.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2014 and 2013, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures as defined in Rules 13(a)-15(e) under the Exchange Act. Based on this evaluation, the principal executive officer and principal financial officer concluded that, because of the weakness in internal controls over financial reporting described below, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management assessed the effectiveness of the internal controls over financial reporting as of March 31, 2014, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of March 31, 2014, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our control have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 31, 2014.   Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 1, 2014 and March 31, 2014, various warrant holders exercised their warrants for an aggregate of 627,250 shares of the Company at an exercise price of $0.50 per share. In addition, the Company sold an aggregate 627,250 shares of its common stock at $0.58 per share and 48,000 warrants in a private placement (the “Private Placement”). Thw warrants are exercisible for a period of five years at an exercise price of $1.50 per share. In total, the Company received $290,625 as consideration for the exercise of the previously-issued warrants and $366,400 for the purchase of common stock under the Private Placement, for an aggregate sum of $657,025.

The issuances of the Company’s securities in connection with the warrants exercises and Private Placement were completed in private transactions by the Company not involving any public offering pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The shares purchased pursuant to the warrant exercises and the shares and warrants purchased in the Private Placement were issued bearing restrictive legend and may not be resold by the purchasers unless such securities are registered or an exemption from registration is available. The Company determined, based on representations of the investors, that the investors were “accredited investors” as defined under Rule 501(a) of the Securities Act.

In the three months ended March 31, 2014, the Company issued a total of 5,490,000 shares, at an average price of $1.45 per share, and 1,400,000 five-year warrants, with an average exercise price of $1.36,  in accordance with consulting agreements entered into in 2013 and 2014.  The consulting agreements cover the provision of product and market development services, business development and strategy services, and investor and media relations services to the Company.

The issuances of the Company’s common stock and warrants for consulting services were completed in private transactions by the Company not involving any public offering pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The securities were issued bearing restrictive legend and may not be resold by the holders unless such shares are registered or an exemption from registration is available.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 1, 2014, the Company announced a plan to spin off  its wholly-owned subsidiary, Cytocom, an entity established to operate the Company's drug development business.  Following the spin-off, Cytocom will initially focus on developing LDN and MENK (the "Drug Development Business"). The Company will continue to retain rights to certain intellectual property assets, and will focus on manufacturing, distribution and marketing of these LDN and MENK therapies for the treatment of both humans and animals in certain territories (the "Marketing and Distribution Business").

To affect the spin-off "distribution" (the "Distribution"), the Company will first undertake certain internal reorganizational steps, following which Cytocom will hold the Drug Development Business subject to certain terms and conditions. At the time of the Distribution, each Company stockholder will receive one common share of Cytocom for every one share of Company common stock held by such Company stockholder as of 5:00 p.m., Eastern Time, on July 15, 2014, which is the "record date" for the Distribution.  However, to the extent that a Company stockholder sells a portion or all of that stockholder's shares of the Company’s common stock prior to the record date, such stockholder also will be pro-rata selling the right to receive common shares of Cytocom through the Distribution. Company stockholders will not be required to pay any consideration to participate in the Distribution; however, mandatory surrender of existing Company shares will be required to receive shares of Cytocom through the Distribution. Company shareholders as of the record date will continue to own shares in the Company in the same form and in the same quantity as of the record date.

The Company will continue to be quoted on the OTCQB Market after the Distribution is completed and will continue to trade under the symbol "TNIB."  Cytocom will be a reporting company under the Exchange Act, by the time of the Distribution, but will not initially be quoted on any securities marketplace or exchange.

The Company’s board of directors has determined that a strategic separation of the Company's two businesses is in the best interests of Company stockholders. The Company believes that spinning off the Drug Development Business will provide several opportunities and benefits, including the following:

●
Market Recognition:  The investment community, including analysts, stockholders and prospective investors in each company, will be better able to realize the value of the Company and Cytocom fully and independently and enhance the market recognition of each company;

●	Business Focus: Each of the Company and Cytocom will be better able to focus efforts on and allocate resources towards its own business opportunities and challenges;
●
Improved Capital Flexibility:  the Company and Cytocom will be able to deploy capital and access additional financing, if appropriate, in accordance with each company's particular needs and business model; and

●	Employee Incentives: Each of the Company and Cytocom will be better able to attract, retain and motivate employees by providing equity compensation tied more directly to its performance.

The Distribution does not require Company stockholder approval.  An information statement containing details regarding the Distribution and Cytocom's proposed business and management will be mailed to the Company stockholders prior to the Distribution. The consummation of the Distribution is subject to the effectiveness of a Form 10 registration statement filed by Cytocom and the satisfaction or waiver of certain conditions that will be described in the information statement.

ITEM 6.  EXHIBITS

Exhibit Number	Name of Exhibit

10.1	Promissory note to Robert J. Dailey, issued February 6, 2014 for $200,000.

10.2	Promissory note to Robert J. Dailey, issued March 7, 2014 for $200,000.

10.3	Promissory note to Robert J. Dailey, issued March 28, 2014 for $200,000.

10.4	Employment Agreement between Cytocom, Inc. and Dr. Graham Burton dated April 1, 2014.

10.5	Employment Agreement between Cytocom, Inc. and Gary Gemignani dated April 1, 2014.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TNI BioTech, Inc.

Date: May 15, 2014	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer