Form 10-Q
period 2014-06-30
TNI BIOTECH, INC.
filed 2014-08-14
CIK 1559356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐.

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

As of August 12, 2014 there were 100,290,715 shares of Common Stock outstanding.

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

We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1 billion or more in annual gross revenues; (ii) the last day of our fiscal year following the fifth anniversary of the date of first sale of our common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended; (iii) our issuance, in a three year period, of more than $1 billion in non-convertible debt; and (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the last business day of our most recently completed second fiscal quarter.

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

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Report on Form 10-Q are considered forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) concerning our business, results of operations, economic performance and/or financial condition, based on management's current expectations, plans, estimates, assumptions and projections. Forward-looking statements are included, for example, in the discussions about:

●	strategy;
●	new product discovery and development;
●	current or pending clinical trials;
●	our products’ ability to demonstrate efficacy or an acceptable safety profile;
●	actions by the U.S. Food and Drug Administration and other regulatory authorities;
●	product manufacturing, including our arrangements with third-party suppliers;
●	product introduction and sales;
●	royalties and contract revenues;
●	expenses and net income;
●	credit and foreign exchange risk management;
●	liquidity;
●	asset and liability risk management;
●	the outcome of litigation and other proceedings;
●	intellectual property rights and protection;
●	economic factors;
●	competition; and
●	legal risks

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

We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described herein, under "Risk Factors" and elsewhere in this report and in our other public reports filed with the U.S. Securities and Exchange Commission. It is not possible to predict or identify all such factors, and therefore the factors that are noted are not intended to be a complete discussion of all potential risks or uncertainties that may affect forward-looking statements. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although forward-looking statements contained in this report are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, we caution you that forward-looking statements are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our lack of operating history;
●	our current and future capital requirements and our ability to satisfy our capital needs;
●	our inability to keep up with industry competition;
●	interpretations of current laws and the passages of future laws;
●	acceptance of our business model by investors and our ability to raise capital;
●	our drug discovery and development activities may not result in products that are approved by the applicable regulatory authorities;
●	even if our drug candidates do obtain regulatory approval, they may never achieve market acceptance or commercial success;
●	our reliance on key personnel, including our ability to attract and retain scientists;
●	our reliance on third party manufacturing to supply drugs for clinical trials and sales;
●	our limited distribution organization with no sales and marketing staff;
●	our being subject to product liability claims;
●	legislation or regulation that may increase the cost of our business or limit our service and product offerings;
●	risks related to our intellectual property, including our ability to adequately protect intellectual property rights;
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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TNI BIOTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$58,739	$406,596
Prepaids and other current assets	35,000	215,900
Total current assets	93,739	622,496

Fixed Assets:
Computer equipment, net of accumulated depreciation
of $2,443 and $1,293 respectively	5,570	5,607
Software development in process	41,390	-

Intangible Assets:
Patents and licenses, net of amortization
of $5,859,799 and $4,422,375, respectively (Note 6)	17,166,464	18,546,548

Deposits	10,183	17,435
Total assets	$17,317,346	$19,192,086

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,648,339	$839,909
Payable to officer	76,000	76,000
Accrued liabilities	793,615	588,271
Current portion patent liability	18,333	118,333
Notes payable - net of discount of $125,000 and $0 respectively	1,442,197	817,197
Total current liabilities	3,978,484	2,439,710

Non-current Liabilities:
Notes payable related party	71,128	121,128
Total non-current liabilities	71,128	121,128
Commitments and contingencies (Note 7)
Total Liabilities	4,049,612	2,560,838

Stockholders' Equity:
Common stock - par value $0.001; 500,000,000 shares authorized;
90,901,347 and 74,161,639 shares issued and outstanding respectively	90,901	74,160
Additional paid in capital	324,424,451	308,113,375
Stock issuances due	1,799,520	4,893,499
Prepaid services	(5,792,373)	(13,447,109)
Accumulated deficit	(307,254,765)	(283,002,677)
Total stockholders' equity	13,267,734	16,631,248
Total liabilities and stockholders' equity	$17,317,346	$19,192,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

TNI BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Six Months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues, net	$-	$-	$-	$-

Operating expenses
Selling, general and administrative	3,720,956	13,153,785	16,333,908	20,858,707
Research and development expense	2,025,924	6,112,081	6,196,759	9,092,181
Depreciation and amortization expense	719,287	718,946	1,438,575	1,415,191
Total operating expenses	6,466,167	19,984,812	23,969,242	31,366,079

Loss from operations	(6,466,167)	(19,984,812)	(23,969,242)	(31,366,079)

Other income (expense):
Interest expense	(120,982)	(653,540)	(282,063)	(893,452)
Exchange gain (loss)	-	-	(783)	-
Loss on settlement of debt	-	(4,040,000)	-	(7,108,495)
Total other income (expense)	(120,982)	(4,693,540)	(282,846)	(8,001,947)

Net (loss)	$(6,587,149)	$(24,678,352)	$(24,252,088)	$(39,368,026)

Basic and diluted loss per share	$(0.08)	$(0.47)	$(0.29)	$(0.75)

Weighted average number of shares outstanding	87,607,393	52,630,853	84,601,730	52,630,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TNI BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED JUNE 30, 2014
(Unaudited)

	Common Stock		Additional Paid	Stock to	Prepaid	Accumulated
	Shares	Amount	in Capital	Be Issued	Services	Deficit	Total
Balance, December 31, 2013	74,161,639	$74,160	$308,113,375	$4,893,499	$(13,447,109)	$(283,002,677)	$16,631,248

Issuance of common stock for prepaid services	7,140,000	7,140	8,915,360	-	(8,922,500)	-	-

Return of stock issued for charitable contributions	(100,000)	(100)	(749,900)	-	-	-	(750,000)

Amortization of prepaid services	-	-	-	-	16,577,236	-	16,577,236

Issuance of common stock for license	100,000	100	57,900	-	-	-	58,000

Issuance of common stock for legal settlement	650,000	650	447,850	-	-	-	448,500

Issuance of common stock to employees and consultants	3,138,708	3,139	536,417	(2,657)	-	-	536,899

Issuance of common stock in exchange for debt	1,000,000	1,000	1,251,000	(1,252,000)	--	-

Issuance of common stock for loan expenses and interest	335,000	335	417,615	(192,200)	-	-	225,750

Issuance of common stock for cash and exercise of warrants	4,476,000	4,477	3,297,907	(1,647,122)	-	-	1,655,262

Issuance and modification of common stock warrants	-	-	1,986,927	-	-	-	1,986,927

Beneficial conversion feature of note payable			150,000				150,000

Net loss	-	-	-	-	-	(24,252,088)	(24,252,088)

Balance, June 30, 2014	90,901,347	$90,901	$324,424,451	$1,799,520	$(5,792,373)	$(307,254,765)	$13,267,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TNI BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,252,088)	$(39,368,026)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,150	354
Amortization	1,437,424	1,414,837
Stock issued, and amortization of stock issued, for prepaid services	16,577,236	19,217,152
Loss on settlement of debt	-	7,055,994
Stock issued for services	536,899	-
Stock issued for license	660	-
Stock issued for legal settlement	448,500	-
Amortization of debt discount	25,000	-
Stock warrant expense	1,986,927	6,943,897
Stock (returned) issued for donation	(750,000)	750,000
Stock issued for interest	225,750	875,562
Changes in operating assets and liabilities:
Accounts payable	808,430	151,494
Accrued liabilities	205,344	247,279
Prepaid expenses and deposits	188,152	(16,522)

Net cash used in operating activities	(2,560,616)	(2,727,979)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(42,503)	(2,875)
Purchase of License	-	(160,539)
Net cash used in investing activities	(42,503)	(163,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of warrants	1,655,262	2,482,438
Proceeds from issuance of notes payable	750,000	449,001
Repayments of notes payable, related party	(50,000)	-
Payments made on patent liability	(100,000)	(121,667)

Net cash provided by financing activities	2,255,262	2,809,772

Net decrease in cash	(347,857)	(81,621)
Cash and cash equivalents at beginning of period	406,596	313,095
Cash and cash equivalents at end of period	$58,739	$231,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

TNI BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for license	$57,340	$2,550,000

Common stock issued for prepaid services	$8,922,500	$46,382,400

Accrued liability for purchase of patent	$-	$2,715,000

Conversion of debt and interest to common stock	-	$74,167

The accompanying notes are an integral part of these condensed financial statements.

TNI BioTech, Inc.
Notes to the Consolidated Financial Statements
June 30, 2014
(Unaudited)

1. Organization and Description of Business

TNI BioTech, Inc. (“we” or the “Company”) is a biopharmaceutical company focused on developing and commercializing therapeutics to treat cancer, HIV/AIDS and autoimmune diseases by combating these chronic and often life-threatening diseases through the activation and rebalancing of the body’s immune system.  We were initially incorporated in Florida on December 2, 1993 as Resort Clubs International, Inc. (“Resort Clubs”) to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs. Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”).

On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all of the outstanding shares of TNI BioTech, IP. The Company currently operates out of Orlando, Florida and Frederick, Maryland. In July 2012, the Company’s focus turned to acquiring patents that would protect and advance the development of new uses of opioid-related immune- therapies, such as low-dose naltrexone (“LDN”) and Methionine [Met5]-enkephalin (“MENK”). The Company’s therapies are believed to stimulate and/or regulate the immune system in such a way that they provide the potential to treat a variety of diseases. We believe our therapies may be able to correct abnormalities or deficiencies in the immune system in diseases such as HIV infection, autoimmune disease, immune disorders, or cancer; all of which can lead to disease progression and life-threatening situations when the immune system is not functioning optimally.

In October 2012, the Company formed TNI BioTech International, Ltd., a BVI company in Tortola, British Virgin Islands, which was set up to allow the Company to market and sell LDN in those countries outside the U.S. in which we have been able to obtain approval to sell the Company’s products.

In August 2013, the Company formed its United Kingdom subsidiary, TNI BioTech, LTD (the “Subsidiary”). The Subsidiary received approval to be considered a micro, small or medium-sized enterprise (“SME”) with the European Medicines Agency (“EMA”) on August 21, 2013. The designation provides the Subsidiary with significant discounts when holding meetings or submitting filings to the EMA. On September 19, 2013, the Subsidiary submitted a pre-submission package to the EMA regarding Crohn’s disease. The EMA granted the Subsidiary a meeting that took place on September 27, 2013. The Subsidiary is eligible to benefit from the provisions for administrative and financial assistance for SMEs set out in Regulation (EC) No 2049/2005.

In December 2013, the Company formed a new subsidiary, Cytocom Inc. ("Cytocom"), to focus on conducting LDN and MENK clinical trials in the United States. The Company expects that the manufacturing of our therapies and their subsequent distribution into emerging nations will continue to be operated directly through the Company. We initially entered into consultant arrangements with Dr. Graham Burton, M.D., Ph.D., and Mr. Gary G. Gemignani, to focus on the clinical advancement of LDN and MENK through Cytocom. Effective April 1, 2014, Dr. Burton was appointed President and Chief Executive Officer of Cytocom. On the same date, Mr. Gemignani was appointed Chief Operating Officer, Chief Financial Officer and Executive Vice President of Cytocom. Dr. Burton will be responsible for leading Cytocom’s global development, clinical research and medical initiatives. Mr. Gemignani will be responsible for operational and business development activities and financial management of Cytocom.

On May 1, 2014, the Company announced a plan to spin-off Cytocom. Following the spin-off, Cytocom will initially focus on developing LDN and MENK (the "Drug Development Business"). The Company will continue to retain rights to certain intellectual property assets, and will focus on manufacturing, distribution and marketing of these LDN and MENK therapies for the treatment of both humans and animals in certain territories.

To affect the spin-off distribution (the "Distribution"), the Company will first undertake certain internal reorganizational steps, following which Cytocom will hold the Drug Development Business subject to certain terms and conditions. At the time of the Distribution, each Company stockholder will receive one common share of Cytocom for every one share of Company common stock held by such Company stockholder as of the record date determined by the Company for the Distribution. To the extent that a Company stockholder sells a portion or all of that stockholder's shares of the Company’s common stock prior to the record date, such stockholder also will be pro-rata selling the right to receive common shares of Cytocom through the Distribution. Company stockholders will not be required to pay any consideration to participate in the Distribution. Company shareholders as of the record date will continue to own shares in the Company in the same form and in the same quantity as of the record date.

The Company will continue to be quoted on the OTCQB Market after the Distribution is completed and will continue to trade under the symbol "TNIB." Following the Distribution, Cytocom is expected to become a reporting company under the Securities Exchange Act of 1934, as amended but will not initially be quoted on any securities marketplace or exchange.

The Distribution does not require Company stockholder approval. An information statement containing details regarding the Distribution and Cytocom's proposed business and management will be mailed to the Company stockholders prior to the Distribution.

In March 2014, the Company incorporated Airmed Biopharma Limited, an Irish corporation with an address in Dublin, Ireland. Airmed Biopharma Limited was set up to benefit from incentives granted by the Irish government for the establishment of pharmaceutical companies (many of the world’s leading pharmaceutical companies have located in Ireland), and so that the Company could take advantage of Ireland's status as a member of the European Union and the European Economic Area. An Irish limited liability company enjoys a low corporate income tax rate of 12.5%, one of the lowest in the world. Airmed Biopharma Limited hopes to qualify for tax incentives for Irish holding/headquartered companies and to benefit from the network of double tax treaties that reduce withholding taxes. TNI BioTech International, Ltd. will manage our international distribution, using product that is manufactured in Ireland and elsewhere.

The Company’s growth strategy includes the near-term commercialization of its existing immunotherapies targeting cancer, Crohn’s disease and/or HIV/AIDS. Phase II dose-response studies of LDN are anticipated to begin in late 2014 to early 2015, to be followed by a Phase III study.

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings and short-term debt. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at June 30, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss from operations of $24,252,088 and has used cash and cash equivalents for operations in the amount of $2,569,616 during the six months ended June 30, 2014, resulting in stockholders’ equity of $13,267,734.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), as amended for interim financial information. The financial information as of June 30, 2014 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 10-K"). The unaudited interim financial statements should be read in conjunction with the 2013 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2013 and 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the six months ended June 30, 2014 are not necessarily indicative of results for the full fiscal year.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

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

Computer Equipment

Computer equipment is stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the six months ended June 30, 2014 and 2013 was $1,150 and $354, respectively.

Intangible Assets

Costs incurred to acquire and/or develop the Company’s product licenses and patents are capitalized and amortized by straight-line methods over estimated useful lives of seven to sixteen years. Intangible assets are stated at the lower of cost or estimated fair value.  Amortization expense for the six months ended June 30, 2014 and 2013 was $1,437,424 and $1,414,837, respectively. The Company estimates its amortization expense related to these assets will approximate $2,800,000 each year for the next five years.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360, “Property, Plant and Equipment.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. No impairment losses were recognized for the six months ended June 30, 2014 or for the corresponding period in 2013.

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

A calculation of basic and diluted net loss per share follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Historical net loss per share:
Numerator
Net loss	$(6,587,149)	$(24,678,352)	$(24,252,088)	$(39,368,026)
Net loss attributed to Common stockholders	$(6,587,149)	$(24,678,352)	$(24,552,088)	$(39,368,026)

Denominator
Weighted-average common shares outstanding—
Denominator for basic and diluted net loss per share	87,607,393	52,630,853	84,601,730	52,630,853
Basic and diluted net loss per share attributed
to common stockholders	$(0.08)	$(0.47)	$(0.29)	$(0.75)

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	As of June 30,
	2014	2013
Warrants to purchase common stock	8,486,750	6,466,775
	8,486,750	6,466,775

Recent Accounting Standards

Any new accounting pronouncements issued by the FASB, as applicable, have been or will be adopted by the Company upon or before the expiration of the extended transition period provided under Section 102(b)(1) of the JOBS Act.

3. Promissory Notes

The Company has an outstanding note payable to K-C Operations (an unrelated party) issued on October 15, 2009. The balance as of June 30, 2014 and 2013 was $286,333 and $336,333, respectively. The note matured on October 31, 2010 and accrues interest at a rate of 6% per annum and is convertible to shares of common stock at a rate of $0.20 per share. In 2013, principal and interest aggregating $59,167 was converted to 295,833 shares. The shares issuable under this note are subject to the requirements of Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”).

The Company has an outstanding note payable to Robert Johnson (former officer and director) issued on September 30, 2006 with a balance as of June 30, 2014 and 2013 of $21,547 and $21,547, respectively. The note matured on September 30, 2007 and is convertible to shares of common stock at a rate of $0.20 per share. The shares issuable under this note are subject to the requirements of Rule 144 of the Securities Act.

The Company has an outstanding note payable to Lexicon (an unrelated party) issued on January 15, 2009. The note is due upon demand. The balance as of June 30, 2014 and 2013 was $10,317 and $10,317, respectively. The note bears an interest rate of 6% per annum and is convertible to shares of common stock at a rate of $0.01 per share. During the six months ended June 30, 2013, $2,500 of this note was converted to 250,000 shares. The shares issuable under this note are subject to the requirements of Rule 144 of the Securities Act of 1933.

The Company has an outstanding note payable to Robert J. Dailey, issued March 11, 2013 for $99,000, with a maturity date of March 25, 2013, and bearing an interest rate of 2% annually, an origination fee of 10,000 restricted common stock shares, a penalty of 10,000 restricted common stock shares if not paid by maturity and an additional 10,000 shares every 30 days after maturity if the loan is not satisfied in full.  The balance as of June 30, 2014 and 2013 was $99,000 and $99,000, respectively.

The Company has an outstanding note payable to Robert J. Dailey, issued April 25, 2013 for $100,000, with a maturity date of May 9, 2013, and bearing an interest rate of 2% annually, an origination fee of 10,000 restricted common stock shares, a penalty of 10,000 restricted common stock shares if not paid by maturity and an additional 10,000 shares every 30 days after maturity if the loan is not satisfied in full.  The balance as of June 30, 2014 and 2013 was $100,000 and $100,000, respectively.

The Company has an outstanding note payable to Joel Yanowitz, issued March 11, 2013 for $50,000, with a maturity date of March 25, 2013, and bearing an interest rate of 2% annually, an origination fee of 5,000 restricted common stock shares, a penalty of 5,000 restricted common stock shares if not paid by maturity and an additional 5,000 shares every 30 days after maturity if the loan is not satisfied in full.  The balance as of June 30, 2014 and 2013 was $50,000 and $50,000, respectively.

The Company has an outstanding note payable to Roger D. Bozarth, issued April 5, 2013 for $100,000, with a maturity date of April 19, 2013 and bearing an interest rate of 2% annually, an origination fee of 10,000 restricted common stock shares, a penalty of 10,000 restricted common stock shares if not paid by maturity and an additional 10,000 shares every 30 days after maturity if the loan is not satisfied in full.  The balance as of June 30, 2014 and 2013 was $100,000 and $100,000, respectively.

The Company has an outstanding note payable to Christine Dailey, issued August 30, 2013 for $50,000, with a maturity date of October 14, 2013, and bearing an interest rate of 2% annually, a penalty of 15,000 restricted common stock shares if not paid by maturity and an additional 5,000 shares every 30 days after maturity if the loan is not satisfied in full.  The balance as of June 30, 2014 and 2013 was $50,000 and $50,000, respectively.

The Company has an outstanding note payable to First Choice International Company, issued December 23, 2013 for $100,000, with a maturity date of June 23, 2014, and bearing an interest rate of 10% annually, a penalty of 30,000 restricted common shares if not paid by maturity and an additional 10,000 shares every 30 days after maturity if the loan is not satisfied in full.  The balance as of June 30, 2014 was $100,000.

In the six months ended June 30, 2014, the company issued four promissory notes totaling $750,000. At June 30, 2014, $625,000, net of a beneficial conversion feature, was outstanding under these notes. The notes have the following terms and conditions:

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

●
Bespoke Growth Partners Inc., issued April 15, 2014 for $150,000, with a maturity date of April 14, 2014, and bearing an interest rate of 5% annually.  On the maturity date the lender, at its exclusive option, may elect to have the borrower satisfy the loan by issuing the lender 800,000 shares of the Company’s common stock.  If at the maturity date, the average closing price of common stock is greater than $3.00 per share for the prior 30 days, the borrower may satisfy the loan by issuing the lender 400,000 shares of the Company’s common stock. If at any time during the term the average closing price of the common stock is greater than $5.00 per share for more than 30 days, the lender may demand immediate repayment of the loan by having the borrower issue the lender 400,000 shares of the Company’s common stock.  The amount of the note was discounted by $150,000 for the value of a beneficial conversion feature, which was amortized by $25,000, netting to a $25,000 note balance as of June 30, 2014.

As of June 30, 2014 and 2013, the Company had accrued $67,863 and $21,190 in unpaid interest, respectively. For the six months ended June 30, 2014, the Company issued 335,000 shares with a fair value of $225,750 for loan expenses and interest under all the above promissory notes including shares for amounts which were previously accrued.

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

As of June 30, 2014 and 2013, the Company was authorized to issue 500,000,000 common shares at a par value of $0.001 per share.

Stock Warrants

Using the Black-Scholes Model, the Company calculated the fair value of $1,986,927 for common stock purchase warrants issued and modified during the six months ended June 30, 2014. Variables used in the Black-Scholes option-pricing model, include (1) a discount rate of 0.76%, (2) an expected remaining life of 5 years and (3) expected volatility of 178.62%.

During the first half of 2014, the Company issued 918,750 shares of its restricted common stock through the exercise of common stock purchase warrants. The warrants were exercised at a price of $0.50 per share and the Company received net proceeds of $459,375 for equity from the exercise of the warrants.

Following is a summary of outstanding stock warrants at June 30, 2014 and activity during the period then ended:

	Number of Shares	Exercise Price	Weighted Average Price

Warrants as of December 31, 2013	7,957,500	$1.00 – 15.00	$1.77

Issued in the six months ended June 30, 2014	1,448,000	$1.00-1.50	$1.33

Exercised	918,750	$0.50	$0.50

Warrants as of June 30, 2014	8,486,750	$0.50-15.00	$1.84

Summary of outstanding warrants as of June 30, 2014:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)
Third Quarter 2015	407,500	$1.50-2.00	1.25
Fourth Quarter 2015	268,750	$1.50	1.50
Second Quarter 2016	37,500	$3.00-5.00	2.00
Third Quarter 2016	525,000	$0.50-5.00	2.25
Third Quarter 2017	1,500,000	$1.00-1.50	3.25
Fourth Quarter 2017	2,941,666	$1.00-9.00	3.50
First Quarter 2018	127,500	$15.00	3.75
Second Quarter 2018	33,334	$15.00	4.00
Third Quarter 2018	400,000	$1.00	4.25
Fourth Quarter 2018	1,197,500	$1.00-1.50	4.50
First Quarter 2019	1,048,000	$1.50	4.75

5. Stock Compensation

Shares Issued for Services

During the six months ended June 30, 2014, the Company issued 7,140,000 shares of common stock for prepaid services. The Company valued these shares based upon the fair value of the common stock at the date of the agreements. The consulting fees are amortized over the contract periods, which are typically twelve months. The Company issued common stock for prepaid services of $8,922,500 and $46,382,400 for the six months ended June 30, 2014 and 2013, respectively. The amortization of prepaid services totaled $16,577,236 and $19,217,152 for the six months ended June 30, 2014 and 2013, respectively.

6. Licenses and Supply Agreements

Patent License Agreements

On March 4, 2012, the Company entered into a Sale of Technology Agreement with Dr. Nicholas P. Plotnikoff wherein Dr. Plotnikoff agreed to transfer and assign all of his rights, title and interest in certain patents he developed. The Company received all the production formulations and technology designs from Dr. Plotnikoff necessary for the manufacturing, formulation, production and protocols of the MENK treatment of cancer and HIV/AIDS. As consideration for entering into the Sale of Technology Agreement, Dr. Plotnikoff received 8,000,000 shares of the Company’s common stock, a royalty on all sales of MENK and was granted the position of Non-Executive Chairman of our Board of Directors.

On August 13, 2012, the Company signed an exclusive License Agreement with Ms. Jacqueline Young (the “Young Agreement”) for the intellectual property developed by Dr. Bernard Bihari relating to treatments with opioid antagonists such as naltrexone and Met-enkephalin for a variety of diseases and conditions. The Bihari patents were acquired in exchange for 540,000 shares of the Company’s common stock with a fair value of $972,000 and assumed liabilities of $400,000, which is payable to Ms. Young over a twenty-four month period in equal installments to reimburse her for the costs of a New York City office in accordance with the Young Agreement. The patent liability at June 30, 2014 totaled $18,333. The cost of the patent totaled $1,372,000.

Pursuant to the Young Agreement, the Company must pay Ms. Young a royalty payment of 1% of gross MENK sales and provide Ms. Young a position as non-executive chairman of the Company. The Young Agreement is valid for the life of the patents and expires on a country by country basis in each country where patent rights exist, upon the expiration of the last patent to expire in each country or in the event the patent in such country is held to be invalid and/or unenforceable or admitted to be invalid or unenforceable. Additionally, the Company can cancel the Young Agreement upon 120 days’ written notice and, upon cancellation, must pay all royalties and fees that have accrued.  The Company has the exclusive rights to the intellectual property; however, Ms. Young retains a right to practice the patents licensed under the Young Agreement solely for noncommercial, academic research purposes.

On December 18, 2012, the Company signed an agreement for the acquisition of patent rights for the intellectual property of Dr. Jill Smith and LDN Research Group LLC (the “Smith Agreement”), whose members are Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky and orphan drug designation by the U.S. Food and Drug Administration (“FDA”) to a novel late-stage drug, trademarked “LDN,” for the treatment of Pediatric Crohn’s disease. The patent covers methods and formulations for treatment of the inflammatory and ulcerative diseases of the bowel, using naltrexone in low doses as an opioid antagonist. These patents were acquired in exchange for 300,000 shares of the Company’s common stock with a fair value of $2,715,000 and payment of $165,384 (consisting of an initial license fee and payment of $65,384 of expenses), which totaled $2,880,384.

The Smith Agreement requires the Company to (i) use commercially reasonable efforts to develop, commercialize, market and sell licensed products in a manner consistent with a business plan, (ii) expend a minimum amount of funds per annum to develop and commercialize licensed products as soon as practicable, (iii) obtain all requisite regulatory approvals needed to use or sell licensed products in the field of use, and (iv) make the first commercial sale of a licensed product by March of 2017.

The Company is required to pay an annual license fee, an annual running royalty on net sales of each licensed product or a minimum royalty, whichever is greater, and a sublicense fee on payments received by the Company from sublicensees. The Company has an exclusive, worldwide license to make, have made, use, lease, import, offer for sale and sell licensed products and to use the method under the patent rights. The Smith Agreement will terminate on the expiration or abandonment of the last patent to expire or ten years after the sale of the first licensed product. The Company may terminate the Smith Agreement upon 90 days’ written notice, provided all sublicenses are terminated and all amounts due and owing are paid to the licensor parties. The licensor parties may terminate the agreement ten days' after notice to the Company if the Company is ten days late in payment or there is a breach that remains uncured for ten days after written notice of such breach.

The Company is also required to pay milestone payments after substantial achievement of certain milestone events for each licensed product including payment: upon initiation of each Phase III trial; upon positive completion of each Phase III clinical trial of the therapeutic use of an LDN compound in the field of use; when a New Drug Application (“NDA”) is accepted for review by the FDA; and when FDA approval to market the NDA is approved. The Company will issue shares upon reaching certain milestones including upon the first dosing of the first patient in a Phase III clinical trial for each licensed product, upon the first sale of each licensed product, and upon the achievement of a set dollar amount in cumulative sales for each licensed product covered by NDAs.

As part of the agreement, we have the right to apply to the FDA for the transfer of the orphan drug status for the use of naltrexone for the treatment of pediatric Crohn’s disease and ulcerative colitis, the Investigation New Drug Application (“IND”), and the right to acquire the relevant clinical data set from Dr. Smith.  Dr. Smith has made arrangements to transfer the IND to us as well as the relevant clinical data set, and the FDA has acknowledged that we are now the sponsor for this IND.

On January 18, 2013, the Company signed an exclusive licensing agreement with The Penn State Research Foundation to license all of the intellectual property developed by Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Dr. Jill P. Smith for the treatment of cancer titled “Opioid Growth Factor and Cancer” and “Combination Therapy with Opioid Growth Factor and Taxanes for the Treatment of Cancer” (the “Foundation Agreement”).

The Foundation Agreement requires the Company to: (a) use commercially reasonable efforts to develop, commercialize, market and sell licensed products in a manner consistent with a business plan; (b) expend a minimum amount of funds per annum to develop and commercialize licensed products as soon as practicable; (c) obtain all requisite regulatory approvals needed to use or sell licensed products in the field of use; and (d) make the first commercial sale of a licensed product by December 31, 2016.

The Foundation Agreement provides that the Company must pay to the licensor an initial license fee, a license maintenance fee on each anniversary of the effective date of the Foundation Agreement, and an annual running royalty on net sales for each licensed product or a minimum royalty, whichever is greater.  In addition, the Company must pay a sublicense fee on payments received by the Company from sublicensees.

The Company is also required to pay milestone payments upon the achievement of certain milestone events including: initiation of each Phase II trial; initiation of each Phase III trial; when the NDA is accepted for review by the FDA; and when FDA approval to market is approved.  The Company must also issue shares upon certain milestones including upon the first dosing of the first patient in a Phase II clinical trial for each licensed product, upon the first dosing of the first patient in a Phase III clinical trial for each licensed product, upon the first sale of each licensed product, and upon the achievement of a set dollar amount of cumulative sales for each licensed product covered by NDAs.

The Foundation Agreement terminates on the expiration or abandonment of the last patent to expire or become abandoned. The Company may terminate the Foundation Agreement at any time upon 60 days’ prior written notice and ceasing to make and sell all licensed products, the termination of all sublicenses and payment of all monies owed under the Foundation Agreement. The licensor may terminate the agreement 30 days after notice to the Company if the Company is 30 days late in payment or a breach that remains uncured for 45 days after written notice of such breach.

In May of 2013, the Company executed a Patent License Agreement with Professor Fengping Shan (the “Shan Agreement”) pursuant to which it obtained exclusive rights to develop and commercialize the licensed technology. The licensed technology is the intellectual property developed and owned by Professor Shan (i) relating to the treatment of a variety of diseases and conditions with MENK including multiple forms of lymphoma and cancer and (ii) a treatment method for humans infected with the HLTV-III (AIDS) virus including AIDS and AIDS related complex (ARC). The licensed technology includes the methods and formulations for these treatments including all INDs, communications with regulatory agencies, patient data, and letters relating to these treatments. The licensed technology also includes certain patents developed by Professor Shan. Under the Shan Agreement, the Company must issue 500,000 shares to Professor Shan upon final transfer of the licenses, and reimburse Professor Shan for all out of pocket expenses in connection with the patents. The Company will pay Professor Shan a running royalty on gross sales subject to decreases if third party intellectual property is needed to complete such sale or product. The Shan Agreement lasts for the duration of each of the licensed patents however the Company may terminate the Shan Agreement on 120 days' written notice to Professor Shan.

7. Commitments and Contingencies

Malawi Treatment Facilities

On July 14, 2012, GB Oncology and Imaging Group LTD (“GBOIG”) in partnership with the Company signed a letter of intent to collaborate with the Government of Malawi to assist in expanding the treatment of cancer, HIV/AIDS and other infectious diseases.

The Company and GBOIG will work in connection with the government of Malawi to open and operate clinics that provide treatments for HIV/AIDS, cancer and other infectious diseases. GBOIG and the Company originally expected to have the oncology and infectious disease clinic fully operational within 12 months of the signing of the letter of intent, and to begin treatment for HIV patients within 180 days thereafter. However, delays in obtaining approvals required for the importation of the Company’s products have delayed the start of the project until the second half of 2014. Under the letter of intent, the Company and GBOIG will begin by providing HIV/AIDS treatment to 10,000 patients and hopefully expanding to 500,000 within 24 months of project start. The Company shall contribute $1,000 in initial capital to the venture. The Company shall be allocated 50% of the net income from the venture. Either party may terminate the venture with 180 days’ notice to the other party prior to the one-year anniversary of the letter of intent. After the one-year anniversary, the letter of intent may only be terminated with 180 days' notice to the other party if the other party has breached the letter of intent.

GBOIG , a subsidiary of GB Energie LLC, is a Washington D.C. based minority woman-owned business managed by Dr. Gloria B. Herndon. Dr. Herndon is a director of the Company.

Oncology and Infectious Disease Center in Malawi at Queen Elizabeth Central Hospital

On September 25, 2012, GBOIG in partnership with the Company, signed an agreement with the Government of Malawi to open an outpatient clinic at Queen Elizabeth Central Hospital (in Malawi) for the treatment of cancer and infectious disease. The duration of the agreement is for 25 years with an optional 10 year renewal to be indicated by the Government of Malawi at least three years prior to the expiration of the term. The Government of Malawi will bear the upfront costs for the agreement of $2,500,000.

Distribution Agreements in Nigeria

Effective November 9, 2012, the Company signed an exclusive Distribution Agreement with G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings, LLC for the Federal Republic of Nigeria (the “Distribution Agreement”). Under the terms of the Distribution Agreement, G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings LLC will have exclusive marketing and distribution rights to IRT-103 LDN and IRT-104 LDN cream in Nigeria until the end of the term of the Distribution Agreement on December 31, 2017.  The Company will be responsible for the manufacture and supply of IRT-103 LDN and IRT-104 LDN cream. As part of the Distribution Agreement, G-Ex Technologies/St. Maris Pharma will provide the Company with a revolving letter of credit for the minimum purchase of 750,000 doses monthly of IRT-103 LDN or IRT-104 LDN cream priced at $1.00 per dose.  There are no upfront fees.

The Distribution Agreement calls for G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings, LLC to purchase a minimum of 15,000,000 doses monthly within 24 months to maintain the exclusivity of the Distribution Agreement. Once G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings, LLC reach sales of 1,000,000 doses per day, the Company has agreed to joint venture a factory in the Federal Republic of Nigeria to meet local demands.

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

The parties have been unable to perform under the Distribution Agreement because a certificate of free sale was not obtained by the Company until November of 2013, and no extension has been granted.

In October 2013, the Company announced the signing of a distribution agreement with AHAR Pharma, a Nigerian company to market LDN under the trademark Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer. AHAR Pharma intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The Company expects to implement the agreement in 2014, and expects to treat up to 500,000 patients per day by March 2015. Under the agreement, the Company is obligated to provide delivery of an initial supply of between 1 million and 1.5 million doses of Lodonal™ product to cover AHAR Pharma’s first-year purchase commitment.

Agreements with Hubei Qianjiang Pharmaceutical Company

On October 18, 2012, the Company and Hubei Qianjiang Pharmaceutical Co., Ltd. (“Qianjiang Pharmaceutical”), signed a Venture Cooperation New Drug Methionine Enkephalin agreement pursuant to which Qianjiang Pharmaceutical acquired an exclusive license for the production of MENK in China.  The agreement requires that Qianjiang Pharmaceutical conduct drug research and pilot testing for MENK, organize pre-clinical studies, and apply for clinical trials for MENK with the Chinese State Food and Drug Administration. Under the agreement, Qianjiang Pharmaceutical must open a co-administration account for the development of MENK in China. Qianjiang Pharmaceutical must pay the Company, upon the marketing of MENK products, a half-year amount equaling 6% of its gross sales from MENK of the preceding half year.  The Company may cancel the agreement if Qianjiang Pharmaceutical does not pay expenses for a period exceeding six months or does not commence clinical trials within 12-months after receiving certain approvals. Qianjiang Pharmaceutical may cancel the agreement if the Company fails to perform its obligations under the agreement for a period of six months or the failure to receive approval of clinical trials is due to the Company’s MENK technologies.  The agreement was amended on February 24, 2013 to expand the clinical trials from pancreatic to both pancreatic and liver cancer and amended on March 6, 2014 to require Qianjiang Pharmaceutical to commence studies and clinical trials in China and place funds in the co-administration account.

In February 2013, the Company signed a Strategic Framework Agreement for Cooperation with Qianjiang Pharmaceutical. Under the agreement, the parties will work together to further the development of new products and conduct research and development on the Company’s licensed patented technology. Specifically, the parties aim to co-invest to develop and market products focusing on HIV, cancer and related autoimmune system therapies, develop co-ventured manufacturing facilities in China, and develop co-ventured distribution of the developed products in China and Africa. The agreement does not have a definitive term, as each new agreement resulting from the cooperation will set forth the material terms, including, but not limited to, fees, duration and termination therein.

Supervision and Inspection of Manufacturing in Nicaragua

On April 23, 2013, the Company signed a Contract with ViPharma for the Supervision and Inspection of Manufacturing Processes as part of its negotiations for a contract for the manufacturing of LDN in a tablet, capsule and/or cream. The contract sets out the terms and conditions under which ViPharma will carry out the services of inspecting and supervising the manufacturing and packaging processes of LDN and ensure compliance with the FDA’s Current Good Manufacturing Practice regulations (“cGMP”)  and the Company’s specifications. ViPharma will carry out its obligations in whatever Latin American country the Company ultimately decides to manufacture LDN. Under the contract, ViPharma has the exclusive rights to supervise and inspect all manufacturing processes of LDN in Latin America. The initial term of the agreement is ten years commencing in September 2013, with automatic five-year renewal terms provided neither party is in breach. The agreement may be terminated by (i) mutual agreement, (ii) in the event of a breach after a 45 day cure period or (iii) by either party upon provision of written notice at least 90 days before the end of the agreement, provided however that if the Company terminates the contract without cause it will be required to pay ViPharma a $10 million penalty.

Operating Leases

The Company leases office space in White Plains, New York, Frederick, Maryland, and Orlando, Florida. Rental expense for the six months ended June 30, 2014 and 2013 was $31,207 and $16,259, respectively.

8. Related Party Transactions

In 2012, Webfoot, Inc. provided financing to the Company in the amount of $121,128. Webfoot, Inc. is owned by the son of Noreen Griffin, the Company's CEO. On February 21, 2013, the Company entered into a formal loan agreement to evidence the amount owed by the Company. At June 30, 2014, the Company owed $71,128 under the agreement. The loan bears interest at an annual rate of 6%. The interest is repayable at maturity. The note matures on February 21, 2015.

In 2012, Noreen Griffin made payments totaling $30,000 on the Company's behalf covering the costs of incorporation and merger-related expenses. On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012. At June 30, 2014, the Company owed Ms. Griffin $30,000 under the agreement. The loan bears interest at an annual rate of 6%. The note matures on February 13, 2015. The interest is repayable at maturity.

In 2012, Griffin Enterprises, Inc. made payments on the Company's behalf covering the cost of incorporation and merger-related expenses. Griffin Enterprises, Inc. is wholly owned by Noreen Griffin. At June 30, 2014, the Company owed Griffin Enterprises, Inc. $46,000. On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012. The loan bears interest at an annual rate of 6%. The note matures on February 13, 2015. The interest is repayable at maturity.

On January 3, 2013, the Company formalized the terms under which Kelly O’Brien Wilson, the daughter-in-law of the Company's Chief Executive Officer is employed. Ms. Wilson had been working with the Company in 2012 and her three-year employment agreement is effective as of December 1, 2012. The terms of the agreement define her base salary, a grant of a common stock, and health insurance coverage. Ms. Wilson was issued 500,000 shares of common stock of the Company in January 2014. During the quarter ended June 30, 2014, the Company paid compensation to Ms. Wilson totaling $40,848.

9. Subsequent Events

The following is a schedule of shares issued subsequent to June 30, 2014.

Shares
Shares issued for consulting expenses	3,233,333
Shares issued for cash	307,903
Shares issued in exchange for debt and accrued interest	5,848,132

On August 6, 2014, we entered into a Supplementary Agreement on New Drug Methionine – Enkephalin Cooperation (the “Amendment”) with Qianjiang Pharmaceutical, amending the Venture Cooperation Agreement on New Drug Methionine Enkephalin dated October 18, 2012. The Company and Qianjiang Pharmaceutical executed the Amendment to accelerate clinical trials in both the United States and China, and agreed to immediately initiate three-month Good Laboratory Practice ("GLP") Toxicology Studies (rat and dog) within 30 days of signing the Amendment.  The Amendment requires that the GLP Toxicology Studies Trials are conducted in China in accordance with international standards and standards acceptable to the FDA.

Pursuant to the Amendment, Qianjiang Pharmaceutical will make certain funds available from a co-administrative account in accordance with an approved budget and timeline set forth in the Amendment.  A portion of these funds are expected to be used by Cytocom to run PK and Dosing trials for MENK in the United States.  The Amendment requires Cytocom and Qianjiang Pharmaceutical to meet with the China State Food and Drug Administration to determine that PK and Dosing Trials completed in the United States will be acceptable.  All developments and trials run by Cytocom in the U.S. or the European Union will be used for requesting registration approval in China.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward-looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward-looking statements.

General

TNI BioTech, Inc. ("we" or the “Company”) was initially incorporated in Florida on December 2, 1993 as Resort Clubs International, Inc. (“Resort Clubs”) to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs. Resort Clubs was the surviving corporation. On August 23 2010, Resort Clubs changed its name to pH Environmental, Inc. (“pH Environmental”). On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012 the Company executed a share exchange agreement for the acquisition of all of the outstanding shares of TNI BioTech, IP, Inc.

The Company is a biopharmaceutical company focused on developing and commercializing therapeutics to treat cancer, HIV/AIDS and autoimmune diseases by combating these chronic and often life-threatening diseases through the activation and rebalancing of the body’s immune system. The Company has been developing active and adoptive forms of immunotherapies through the acquisition of patents, Investigational New Drug applications and clinical data and all proprietary technical information, know-how, procedures, protocols, methods, prototypes, designs, data and reports, which are not readily available to others through public means, and which are owned, generated or developed through experiments or testing by Dr. Plotnikoff, Professor Shan, Dr. Bernard Bihari, Dr. Ian Zagon, Dr. Jill Smith, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky. The Company currently has offices in Frederick, Maryland, White Plains, New York and Orlando, Florida.

Business Strategy

The Company’s short-term business strategy focuses on several key areas described below, all of which are being undertaken simultaneously.

●
Commencing by the end of the third quarter of 2014, the distribution of low-dose naltrexone ("IRT 103 LDN") to support the large scale treatment in emerging nations, initially in Africa and Central/South America as an immune-stimulating therapy for HIV/AIDS, cancer, autoimmune disease and immune disorders;

●	Commencing by the end of the second quarter of 2014, the distribution of IRT-103 LDN marketed under the name Lodonal™ through various distribution agreements;

●
Outsourcing of the manufacturing of IRT-103 LDN to Laboratorios Ramos in Managua, Nicaragua to provide IRT 103 LDN in capsule, tablet and/or cream form, throughout Africa and expanding to other developing nations (Laboratorios Ramos has already produced IRT 103 LDN, and the Company will commence shipments when all regulatory approvals have been received in Africa for the importation of IRT 103 LDN); and

●
Continuing the cooperative venture with the Hubei Qianjiang Pharmaceutical Company (“Qianjiang Pharmaceutical”), to be in operation by the end of 2014, pursuant to which Qianjiang Pharmaceutical will provide the funding required for the clinical trials of the Company’s products in China in exchange for the Company providing exclusive licensing rights in China (with the Company expecting to receive 6% of the gross revenue from sales of those products in China).

To further the business strategy, the Company has entered into relationships with a number of groups to promote the sale of its products outside the U.S., focusing initially on countries in Africa and Central/South America. They include: the Brewer Group, Inc. (the “Brewer Group”); GB Oncology & Imaging Group, LLC (“GBOIG”); American Hospitals and Resorts Limited (“AHAR”), an advanced surgical and medical facility, as well as a number of U.S. doctors that own and operate clinics in the U.S. and Nigeria.

The Brewer Group is an international business advisory firm engaged in the business of identifying and capitalizing on opportunities with international governments, non-government organizations and professional athletes. The CEO of The Brewer Group is also the founder and Executive Director of The Jack Brewer Foundation. The Jack Brewer Foundation seeks to provide the Company with medical equipment where it is needed. Under the Engagement Agreement for Corporate Advisory Services dated effective February 5, 2013 (the “Engagement Agreement”), the Brewer Group agreed to evaluate the Company’s options for expansion and growth into certain international markets, including Africa and, upon request, markets in Haiti, the Dominican Republic and/or Panama. Pursuant to the Engagement Agreement, the Brewer Group agreed to endorse the Company publicly and assist the Company in securing strategic partnership deals to enhance brand and market awareness. The initial term of the Engagement Agreement was 12 months, with an option for either party to terminate upon 30 calendar days with written notice to the other party. The agreement has been extended through February 2015. The Company issued the Brewer Group 500,000 shares of its common stock in accordance with the Engagement Agreement.

GBOIG, a subsidiary of GB Energie LLC, is a Washington D.C. based business managed by Dr. Gloria B. Herndon, a director of the Company. Dr. Herndon is committed to sourcing sustainable solutions in the field of health care in Africa, and has been involved since the 1990s on health-care related issues in Africa. The Company and GBOIG are working with the ministries of health in African countries to provide better access to and public awareness of the prevention, diagnosis and treatment of cancer and chronic infectious diseases. The Company plans to work with onsite clinics to complete patient assessments at little or no cost and prescribe treatments used to stimulate the immune system of the patients with various chronic diseases, especially HIV/AIDS and/or cancer.

In September 2012, the Company announced an agreement to open an outpatient's clinic at Queen Elizabeth Central Hospital in Malawi for the treatment of cancer and infectious diseases with GBOIG. Once the facility is operational, AHAR has agreed to assist in the operation of the clinic in Malawi and the implementation of the Company’s therapies. The contract with the Republic of Malawi calls for delivery of 25,000 pills a day, increasing to 500,000 pills a day within 24 months. On April 16, 2014, The Malawi Pharmacy, Medicines and Poisons Board, the drug regulator authority of the government of Malawi, approved the marketing and sale of the Company’s LDN product in Malawi. The Company expects to commence sales and operations in Malawi before the end of 2014.

In October 2013, the Company announced the signing of an exclusive distribution agreement with AHAR Pharma, a Nigerian company, to market Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer. Dr. Richard Afonja formed AHAR Pharma in 2013 for the sole purpose of marketing the Company’s therapies. Dr. Afonja is a Hematologist/Oncologist and the Founder and CEO of a number of medical operations in both the United States and Nigeria for the treatment of cancer and blood disorders. AHAR Pharma intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The Company expects to implement the agreement in 2014, and expects to treat up to 500,000 patients per day within a year of implementation.

On October 18, 2012, the Company and Qianjiang Pharmaceutical signed a Venture Cooperation New Drug Methionine Enkephalin agreement pursuant to which Qianjiang Pharmaceutical acquired an exclusive license for the production of MENK in China.  The agreement requires that Qianjiang Pharmaceutical conduct drug research and pilot testing for MENK, organize pre-clinical studies, and apply for clinical trials for MENK with the Chinese State Food and Drug Administration. Under the agreement, Qianjiang Pharmaceutical must open a co-administration account for the development of MENK in China. Qianjiang Pharmaceutical must pay the Company, upon the marketing of MENK products, a half-year amount equaling 6% of its gross sales from MENK of the preceding half year.  The Company signed a Supplementary Agreement in March 2014, obligating the Company to provide to Qianjiang Pharmaceutical the Company’s research materials, data and trial results to date so that Qianjiang Pharmaceutical can begin conducting basic studies and clinical trials in China. Under the agreements, Qianjiang Pharmaceutical will fund the subsequent studies in China.

In February 2013, the Company entered into a Strategic Framework Agreement with Qianjiang Pharmaceutical. The agreement calls for the parties to co-develop new cancer drugs based on the Company’s patents and licenses involving MENK, which when approved will be marketed in China under the brand name IRT-101 and IRT-102.

On June 11, 2014, the Company’s wholly-owned subsidiary, Airmed Biopharma Limited (“Airmed”), entered into a Distribution Agreement with PanAm Global Logistics, Inc. (“Distributor”) pursuant to which Distributor will purchase from Airmed low-dose naltrexone under the name Lodonal™ for resale in Brazil, Colombia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Panama, Venezuela, Republic of Malawi, and Egypt, and such other countries as may be added in accordance with the agreement. Pursuant to the agreement, Airmed agreed to supply Lodonal™ to Distributor for a price of $1.00 per pill ($30 per carton) at a twenty-five percent discount. The term of the agreement is five years and may be extended for an additional five-year period, subject to agreement between the parties on certain target sales requirements for the additional five-year term. Simultaneously with the execution of the agreement, Distributor purchased five thousand cartons of Lodonal™ for $150,000.

The Company is focused on our lead therapies designed for the treatment of cancer, HIV/AIDS, Crohn’s disease, fibromyalgia and multiple sclerosis. Management believes the pharmaceutical industry is eager to acquire advanced clinical-phase and approved products. However, despite the strong demand for advanced clinical-phase products, nearly 4,000 known compounds have had their development suspended in phase II or earlier. Many of these are promising therapeutic drug candidates, but their development was discontinued because of strategic or financial constraints rather than for clinical reasons. Therefore, management believes there are clear market opportunities with a significant amount of unmet needs and a robust potential for partnering activities.

Distribution and Production

The Company has entered into a contract for the supervision and inspection of manufacturing processes with ViPharma. The supervision and manufacturing agreement provides ViPharma with exclusive rights to supervise and inspect all manufacturing processes of IRT-103 LDN in Latin America. The initial term of the agreement is ten years commencing in September 2013, with automatic five-year renewal terms provided neither party is in breach. The agreement may be terminated by (i) mutual agreement, (ii) in the event of a breach after a 45 day cure period or (iii) by either party upon provision of written notice at least 90 days before the end of the agreement, provided however that if the Company terminates the agreement without cause it will be required to pay ViPharma a $10 million penalty.

The Company executed a manufacturing agreement with Laboratorios Ramos, a facility meeting the U.S. Food and Drug Administration enforced Current Good Manufacturing Practice regulations (“cGMP”), for IRT-103 LDN effective August 16, 2013. Under the agreement, Laboratorios Ramos will produce IRT 103 LDN tablets, capsules and/or cream in accordance with the technical specifications provided by the Company, cGMPs and the practices of Nicaragua and of any other regulatory body of the countries where the products will be exported. Laboratorios Ramos has obtained all permits and licenses necessary to carry out the manufacturing of IRT 103 LDN.

The manufacturing agreement has a five-year term, renewable by a signed agreement by the parties at least 60 days before the expiration of the agreement. The agreement may be terminated earlier through mutual agreement or upon expiration of a 30-day cure period following notice from the non-breaching party to the breaching party of a material failure of the obligations under the agreement. Additionally, the Company may terminate the agreement upon at least 30 days written notice if Laboratorios Ramos does not act in strict accordance with the technical specifications provided by the Company and with cGMPs or those of any regulatory body of the importing countries. The Company will pay Laboratorios Ramos a low single digit cent amount per tablet or capsule and a low double-digit cent amount per each cream produced.

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

Subsidiaries

The Company formed its United Kingdom subsidiary, TNI BioTech, LTD (the “Subsidiary”) in August, 2013. The Subsidiary received approval to be considered an enterprise micro, small or medium-sized enterprise (“SME”) with the European Medicines Agency (“EMA”) on August 21, 2013. The designation provides the Subsidiary with significant discounts when holding meetings or submitting filings to the EMA. On September 19, 2013, the Subsidiary submitted a pre-submission package to the EMA regarding Crohn’s Disease. The EMA granted the Subsidiary a meeting that took place on September 27, 2013. The Subsidiary is eligible to benefit from the provisions for administrative and financial assistance for SMEs set out in Regulation (EC) No 2049/2005.

In October 2012, the Company formed TNI BioTech International, Ltd., a BVI company in Tortola, British Virgin Islands, which was set up to allow the Company to market and sell low dose naltrexone (“LDN”) in those countries we have been able to obtain approval.

In December 2013, the Company formed a new subsidiary, Cytocom Inc. ("Cytocom"), to focus on conducting LDN and Methionine [Met5]-enkephalin (“MENK”) clinical trials in the United States. The Company expects that the manufacturing of our therapies and their subsequent distribution into emerging nations will continue to be operated directly through the Company. The Company initially entered into consulting arrangements with Dr. Graham Burton, M.D., Ph.D., and Mr. Gary G. Gemignani, to focus on the clinical advancement of LDN and MENK through Cytocom. Effective April 1, 2014, Dr. Burton was appointed President and Chief Executive Officer of Cytocom. On the same date, Mr. Gemignani was appointed Chief Operating Officer, Chief Financial Officer and Executive Vice President of Cytocom. Dr. Burton will be responsible for leading Cytocom’s global development, clinical research and medical initiatives. Mr. Gemignani will be responsible for operational and business development activities and financial management of Cytocom.

In March 2014, the Company incorporated Airmed, which was set up to benefit from incentives granted by the Irish government for the establishment of pharmaceutical companies (8 out of 10 of the world’s leading pharmaceutical companies have located in Ireland), and because Ireland is a member of the European Union and the European Economic Area (the “Euro Zone”). An Irish limited liability company enjoys a low corporate income tax rate of 12.5%, one of the lowest in the world. The Irish-domiciled company hopes to qualify for tax incentives for Irish holding/headquartered companies and to benefit from the network of double tax treaties that reduce withholding taxes. TNI BioTech International, Ltd. will manage our international distribution, using product that is manufactured in Ireland and elsewhere.

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

Our R&D priorities include development of IRT-101 or MENK, a small synthetic peptide that is naturally occurring in the body, and IRT-103 LDN, an opioid receptor antagonist. Our pipeline provides two therapies with a wide range of indications that can be pursued. We believe that both molecules have the ability to stimulate the immune system in order to treat a variety of autoimmune diseases including multiple sclerosis, immune disorders such as Crohn’s disease, cancer, and viral infections such as HIV/AIDS.

Our R&D is overseen and managed internally, working with individuals, universities, and contract research organizations in order to utilize patents that we have licensed or acquired since our inception. We continue to seek to expand our pipeline of patents by reviewing other compounds, technologies or capabilities. We also seek out promising compounds and innovative technologies developed by third parties to incorporate into our discovery and development processes or projects.

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

As of June 30, 2014, we had two compounds (IRT-101 and IRT-103) in research and development. We currently have two active development programs in oncology and Crohn’s disease; both of which are expected to move into Phase 3 clinical trials in the first half of 2014.

Results of Operations – Three Months Ended June 30, 2014

Revenue

The Company reported no revenues in the three months ended June 30, 2014 and 2013.

The Company expects to derive revenues in 2014 from the sale of its products in Malawi, Nigeria, Equatorial Guinea, Burkina Faso and Niger under distribution and partnership agreements announced in 2012 and 2013.

Direct Expenses and Gross Margin

The Company incurred no direct expenses in the three months ended June 30, 2014 and 2013. In the future, direct expenses will include the cost of finished products to be purchased from the Company’s contract manufacturers, sales incentives, associated travel, and inventory return charges.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

We had no revenues from operations for the three months ended June 30, 2014 and 2013. We anticipate having revenues in the second half of 2014.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended June 30, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Selling, general and administrative	$3,721	$13,154
Increase/(decrease) from prior year	$(9,433)	$12,877
Percent increase/(decrease) from prior year	(72)%	4,649%

For the three months ended June 30, 2014 and 2013, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	2014	2013
Prepaid consulting services	$2,208	$6,100
Stock listing and investor relations expenses	(121)	5,894
Consulting and contractors	484	379
Payroll	303	239
Professional fees	566	334
Travel	40	120
Insurance	21	-
Other expenses	220	88
Charitable donations	-	-
	$3,721	$13,154

The decrease year over year in selling, general and administrative expense was attributable primarily to reductions in prepaid consulting services and stock listing expenses.   These reductions reflect the reduced reliance on consultants to raise new capital and reduced activity related to offshore sales and marketing activities .

Prepaid consulting services in the three months ended June 30, 2014 consisted of the following:

Amortization of cost of stock issued prior to 2014 under consulting contracts	$1,093
Amortization of cost incurred for new stock issued in the three months ended June 30, 2014 under consulting contracts entered into in 2013	740
Amortization of cost incurred for new stock issued in the three months ended June 30, 2014 under consulting contracts entered into in 2014	375

The cost of the new stock issued in the three months ended June 30, 2014 arose from the issuance of 1,650,000 shares in the period, at a total cost of $957,000. The balance of the total cost ($693,000) will be amortized over the remaining lives of the contracts.

In the three months ended June 30, 2014, total cash and cash accruals for selling, general and administrative expense was $1,634 compared to $1,160 for the corresponding period in 2013, an increase of $474 or 41%. Significant cash items included:

●
consulting and contactor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $484 in 2014, an increase of $105 or 27% over the $379 spent in 2013;

●	professional fees for legal, tax and accounting services in the amount of $556 in 2014, an increase of $222 or 66% over the $334 spent in 2013;
●	payroll in the amount of $303 in 2014, an increase of $64 or 27% over the $239 spent in 2013; and
●	travel in the amount of $40 in 2014, a decrease of $80 or 67% over the $120 spent in 2013.

Research and development

R&D expenses and related percentages for the three months ended June 30, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014		2013
Research and development	$2,026		$6,112
Increase/ (decrease) from prior year	$(4,086)		$6,112
Percent increase / (decrease) from prior year	(67%	)	100%

Expenses for research and development in the three months ended June 30, 2014 decreased by 67% compared to expenses in the same period in 2013. The decrease occurred mainly as a result a reduction in the cost of stock payments for licenses, purchases of materials for R&D, and legal fees paid to maintain patents and licenses.

In the three months ended June 30, 2014, total cash spent on R&D was $559, an increase of $16 or 3% over the $543 spent in the same period in 2013. Significant cash items included:

●	payments for contracted technical services, $176 in 2014, a decrease of $96 or 35% over the $272 spent in 2013, reflecting the decreased use of contractors to perform some of our research activities;
●	Payments for professional fees $61 in 2014, an increase of $44 or 258% over the $17 spent in 2013
●	payroll 93 in 2014, a decrease of $54 or 37% over the $147 spent in 2013, reflecting loss of our chief research officer in 2013.

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

Depreciation and amortization expenses for the three months ended June 30, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Depreciation expense	$1	$0
Amortization expense	$718	$718
Increase from prior year	$1	$718
Percentage increase from prior year	0%	100%

Interest Expense

Interest expense for the three months ended June 30, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Interest expense	$121	$654
Increase/(decrease) from prior year	$(533)	$654
Percentage decrease from prior year	(81)%	100%

Interest expenses are comprised of loan origination fees and interest owed by the Company. In 2013, interest expense included origination fees of $90. There were no origination fees paid in 2014.

Loss on settlement of debt

In three months ended June 30, 2013, certain lenders to the Company exercised their rights to convert all or a portion of their notes payable to equity. The Company recorded an expense of $4,040, reflecting the fair value of the shares of common stock issued in exchange for the notes. There was no corresponding expense in three months ended June 30, 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

We had no revenues from operations for the six months ended June 30, 2014 and 2013. We anticipate having revenues in the second half of 2014.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the six months ended June 30, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Selling, general and administrative	$16,334	$20,858
Increase/(decrease) from prior year	$(4,524)	$20,858
Percent increase/(decrease) from prior year	(22)%	100%

For the six months ended June 30, 2014 and 2013, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	2014	2013
Prepaid consulting services	$11,985	$11,063
Stock listing and investor relations expenses	2,322	6,981
Consulting and contractors	975	664
Payroll	611	479
Professional fees	711	529
Travel	168	233
Insurance	63	-
Other expenses	249	212
Charitable donations	(750)	750
	$16,334	$20,911

The decrease year over year in selling, general and administrative expense was attributable primarily to decreased stock listing expenses.  These reductions reflect the reduced reliance on consultants to raise new capital.

Prepaid consulting services in the six months ended June 30, 2014 consisted of the following:

Amortization of cost of stock issued prior to 2014 under consulting contracts	$6,909
Amortization of cost incurred for new stock issued in the six months ended June 30, 2014 under consulting contracts entered into in 2013	3,322
Amortization of cost incurred for new stock issued in the six months ended June 30, 2014 under consulting contracts entered into in 2014	1,754,

The cost of the new stock issued in the six months ended June 30, 2014 arose from the issuance of 7,140,000 shares in the period, at a total cost of $8,922,500. The balance of the total cost ($3,090,417) will be amortized over the remaining lives of the contracts.

In the six months ended June 30, 2014, total cash and cash accruals for selling, general and administrative expense was $2,777 compared to $2,117 for the corresponding period in 2013, an increase of $660 or 31%. Significant cash items included:

●
consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $975 in 2014, an increase of $311 or 47% over the $664 spent in 2013;

●	professional fees for legal, tax and accounting services in the amount of $711 in 2014, an increase of $182 or 34% over the $529 spent in 2013;
●	payroll in the amount of $611 in 2014, an increase of $132 or 28% over the $479 spent in 2013; and
●	travel in the amount of $168 in 2014, a decrease of $65 or 28% over the $233 spent in 2013.

Research and development

R&D expenses and related percentages for the six months ended June 30, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Research and development	$6,197	$9,092
Increase/ (decrease) from prior year	$(2,895)	$9,092
	(32)%	100%

Expenses for research and development in the six months ended June 30, 2014 decreased by 32% compared to expenses in the same period in 2013. The decrease occurred mainly as a result decreases in the cost of stock payments for licenses, purchases of materials for R&D, and legal fees paid to maintain patents and licenses.

In the six months ended June 30, 2014, total cash spent on R&D was $1,071, an increase of $210 or 24% over the $861 spent in the same period in 2013. Significant cash items included:

●	payments for contracted technical services, 319 in 2014, a decrease of $117 or 27% over the $436 spent in 2013, reflecting the decreased use of contractors to perform some of our research activities;
●	purchases of supplies and materials used in research activities, $181 in 2014, an increase of $181 or 100% over the $0 spent in 2013; and
●	payroll, $186 in 2014, a decrease of $67 or 26% over the $253 spent in 2013, reflecting loss of our chief research officer in 2013.

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

Depreciation and amortization expenses for the six months ended June 30, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Depreciation expense	$1	$0
Amortization expense	$1,439	$1,415
Increase from prior year	$24	$1,415
Percentage increase from prior year	2%	100%

Interest Expense

Interest expense for the six months ended June 30, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Interest expense	$282	$893
Increase/(decrease) from prior year	$(611)	$893
Percentage decrease from prior year	(68)%	100%

Interest expenses are comprised of loan origination fees and interest owed by the Company. In 2013, interest expense included origination fees of $223. There were no origination fees paid in 2014.

Loss on settlement of debt

In six months ended June 30, 2013, certain lenders to the Company exercised their rights to convert all or a portion of their notes payable to equity. The Company recorded an expense of $7,108, reflecting the fair value of the shares of common stock issued in exchange for the notes. There was no corresponding expense in six months ended June 30, 2014.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $58,739 at June 30, 2014, compared to $231,474 at June 30, 2013.

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

For the six months ended June 30, 2014 and 2013, net cash used in operating activities from operations was $2,560,616 and $2,727,979, respectively. For the six months ended June 30, 2014 and 2013, net cash used in investing activities from operations was $42,503 and $163,414, respectively. In the six months ended June 30, 2013, the Company spent $160,539 in payments for licenses from Penn State University

During the six months ended June 30, 2014 proceeds from the sale of stock and exercise of stock warrants totaled $1,655,262 compared to $2,482,438 for the corresponding period in 2013. We also received $750,000 from the issuance of notes payable in six months ended June 30, 2014, compared to $449,000 in 2013.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2014 and 2013, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Management assessed the effectiveness of the internal controls over financial reporting as of June 30, 2014, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of June 30, 2014, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 1, 2014 and June 30, 2014, various warrant holders exercised their warrants for an aggregate of 918,750 shares of the Company at an exercise price of $0.50 per share. In addition, the Company sold an aggregate 3,557,250 shares of its common stock at $0.87 per share. In total, the Company received $459,375 as consideration for the exercise of the previously-issued warrants and $2,838,532 for the purchase of common stock under the Private Placement, for an aggregate sum of $3,297,907.

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

In the six months ended June 30, 2014, the Company issued a total of 7,140,000 shares, at an average price of $1.25 per share, and 1,400,000 five-year warrants, with an average exercise price of $1.36, in accordance with consulting agreements entered into in 2013 and 2014. The consulting agreements cover the provision of product and market development services, business development and strategy services, and investor and media relations services to the Company.

The issuances of the Company’s common stock and warrants for consulting services were completed in private transactions by the Company not involving any public offering pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act. The securities were issued bearing restrictive legend and may not be resold by the holders unless such shares are registered or an exemption from registration is available.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 1, 2014, the Company announced a plan to spin off its wholly-owned subsidiary, Cytocom, an entity established to operate the Company's drug development business. Following the spin-off, Cytocom will initially focus on developing LDN and MENK (the "Drug Development Business"). The Company will continue to retain rights to certain intellectual property assets, and will focus on manufacturing, distribution and marketing of these LDN and MENK therapies for the treatment of both humans and animals in certain territories.

To affect the spin-off distribution (the "Distribution"), the Company will first undertake certain internal reorganizational steps, following which Cytocom will hold the Drug Development Business subject to certain terms and conditions. At the time of the Distribution, each Company stockholder will receive one common share of Cytocom for every one share of Company common stock held by such Company stockholder as of the record date determined by the Company for the Distribution. To the extent that a Company stockholder sells a portion or all of that stockholder's shares of the Company’s common stock prior to the record date, such stockholder also will be pro-rata selling the right to receive common shares of Cytocom through the Distribution. Company stockholders will not be required to pay any consideration to participate in the Distribution. Company shareholders as of the record date will continue to own shares in the Company in the same form and in the same quantity as of the record date.

The Company will continue to be quoted on the OTCQB Market after the Distribution is completed and will continue to trade under the symbol "TNIB." Following the Distribution, Cytocom is expected to become a reporting company under the Exchange Act but will not initially be quoted on any securities marketplace or exchange.

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

ITEM 6. EXHIBITS

Exhibit Number	Name of Exhibit

10.1
Distribution Agreement between Airmed Biopharma Limited and PanAm Global Logistics, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2014)

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

TNI BioTech, Inc.

Date: August 14, 2014	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer