Form 10-Q
period 2014-09-30
Immune Therapeutics, Inc.
filed 2014-11-14
CIK 1559356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes ☐No ☑

As of November 13, 2014 there were 132,929,195 shares of Common Stock outstanding.

JUMPSTART OUR BUSINESS STARTUPS ACT

TNI BioTech, Inc. (“we” or the “Company”) qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2013, the last day of our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

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

We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2013 under "Risk Factors" and in this report and in our other public reports filed with the U.S. Securities and Exchange Commission. It is not possible to predict or identify all such factors, and therefore the factors that are noted are not intended to be a complete discussion of all potential risks or uncertainties that may affect forward-looking statements. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TNI BIOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$58,586	$406,596
Prepaids and other current assets	49,700	215,900
Total current assets	108,286	622,496

Fixed Assets:
Computer equipment, net of accumulated depreciation
of $3,110 and $1,293 respectively	4,903	5,607
Software development in process	41,390	-

Intangible Assets:
Patents and licenses, net of accumulated amortization
of $6,579,501 and $4,422,375, respectively (Note 6)	16,446,762	18,546,548

Deposits	10,183	17,435
Total assets	$16,611,524	$19,192,086

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,803,010	$839,909
Payable to officer	-	76,000
Accrued liabilities	824,126	588,271
Current portion patent liability	-	118,333
Notes payable	100,000	817,197
Total current liabilities	2,727,136	2,439,710

Non-current Liabilities:
Notes payable related party	-	121,128
Total non-current liabilities	-	121,128

Total Liabilities	2,727,136	2,560,838
Commitments and contingencies (Note 7)
Stockholders' Equity:
Common stock - par value $0.001; 500,000,000 shares authorized;
129,015,249 and 74,161,639 shares issued and outstanding respectively	129,013	74,160
Additional paid in capital	338,391,746	308,113,375
Stock issuances due	157,804	4,893,499
Prepaid services	(6,337,235)	(13,447,109)
Accumulated deficit	(318,456,940)	(283,002,677)
Total stockholders' equity	13,884,388	16,631,248
Total liabilities and stockholders' equity	$16,611,524	$19,192,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

TNI BIOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Nine Months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues, net	$-	$-	$-	$-

Operating expenses:
Selling, general and administrative	901,746	1,290,292	3,264,342	4,141,601
Research and development expense	401,424	640,696	1,471,934	1,579,226
Stock issued for services G&A	4,946,639	11,329,950	17,021,025	22,388,033
Stock issued for services R&D	-	5,772,015	5,036,250	13,931,084
Warrant valuation expense	114,939	(11,841)	2,101,866	6,932,056
Depreciation and amortization expense	720,369	719,040	2,158,943	2,134,231
Total operating expenses	7,085,117	19,740,152	31,054,360	51,106,231

Loss from operations	(7,085,117)	(19,740,152)	(31,054,360)	(51,106,231)

Other income (expense):
Interest expense	(94,101)	(205,416)	(376,163)	(1,098,868)
Exchange loss	-	-	(783)	-
Loss on settlement of debt	(4,022,957)	-	(4,022,957)	(7,108,495)
Total other income (expense)	(4,117,058)	(205,416)	(4,399,903)	(8,207,363)

Net loss	$(11,202,175)	$(19,945,568)	$(35,454,263)	$(59,313,594)

Basic and diluted loss per share	$(0.12)	$(0.34)	$(0.40)	$(1.08)

Weighted average number of shares outstanding	94,316,453	59,334,545	87,875,552	55,127,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

TNI BIOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
(Unaudited)

	Common Stock		Additional Paid	Stock to	Prepaid	Accumulated
	Shares	Amount	in Capital	Be Issued	Services	Deficit	Total
Balance, December 31, 2013	74,161,639	$74,160	$308,113,375	$4,893,499	$(13,447,109)	$(283,002,677)	$16,631,248

Issuance of common stock for prepaid services	16,390,000	16,390	12,435,610	210,001	(12,662,001)	-	-

Return of stock issued for charitable contributions	(100,000)	(100)	(749,900)	-	-	-	(750,000)

Amortization of prepaid services	-	-	-	-	19,771,875	-	19,771,875

Issuance of common stock for license	1,600,000	1,600	466,400	-	-	-	468,000

Issuance of common stock for legal settlement	650,000	650	447,850	-	-	-	448,500

Issuance of common stock to employees and consultants	6,329,000	6,329	3,170,728	(1,028,157)	-	-	2,148,900

Issuance of common stock in exchange for debt	22,037,450	22,037	7,650,763	(1,252,000)	--	-	6,420,800

Issuance of common stock for loan expenses and interest	655,000	655	522,345	(224,800)	-	-	298,200

Issuance of common stock for cash and exercise of warrants	7,292,160	7,292	4,232,719	(2,440,739)	-	-	1,799,272

Issuance and modification of common stock warrants	-	-	2,101,856	-	-	-	2,101,856

Net loss	-	-	-	-	-	(35,454,263)	(35,454,263)

Balance, September 30, 2014	129,015,249	$129,013	$338,391,746	$157,804	$(6,337,235)	$(318,456,940)	$13,884,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

TNI BIOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,454,263)	$(59,313,594)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,817	682
Amortization	2,157,125	2,133,549
Stock issued, and amortization of stock issued, for prepaid services	19,771,875	36,318,767
Loss on settlement of debt	4,022,957	7,055,994
Stock issued for services	2,148,900	-
Stock issued for license	468,000	-
Stock issued for legal settlement	448,500	-
Debt discount	25,000	-
Stock warrant expense	2,101,866	6,932,057
Stock (returned) issued for donation	(750,000)	750,000
Stock issued for interest	298,200	1,133,162
Changes in operating assets and liabilities:
Accounts payable	1,101,734	343,098
Accrued liabilities	342,550	227,681
Prepaid expenses and deposits	226,642	(37,507)

Net cash used in operating activities	(3,089,097)	(4,456,111)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(42,503)	(4,350)
Purchase of License	(57,340)	(160,539)
Net cash used in investing activities	(99,843)	(164,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of warrants	1,799,262	4,171,613
Proceeds from issuance of notes payable	1,210,000	449,001
Payments made on patent liability	(50,000)	-
Payments made on Bihari patent	(118,333)	(155,000)

Net cash provided by financing activities	2,840,929	4,515,614

Net decrease in cash and cash equivalents	(348,011)	(105,386)
Cash and cash equivalents at beginning of period	406,596	313,095
Cash and cash equivalents at end of period	$58,585	$207,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

TNI BIOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for loan expense and interest	$298,200	$1,133,162

Common stock issued for prepaid services	$12,662,000	$53,356

Common stock issued for prepaid assets	$53,190	$0

Common stock issued (returned) from foundation	$(750,000)	$750,000

Common stock issued for notes payable and accrued interest	$2,159,248	$0

The accompanying notes are an integral part of these condensed financial statements.

TNI BioTech, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2014
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

On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all of the outstanding shares of TNI BioTech IP, Inc. The Company currently operates out of Orlando, Florida and Frederick, Maryland. In July 2012, the Company’s focus turned to acquiring patents that would protect and advance the development of new uses of opioid-related immune- therapies, such as low-dose naltrexone (“LDN”) and Methionine [Met5]-enkephalin (“MENK”). The Company’s therapies are believed to stimulate and/or regulate the immune system in such a way that they provide the potential to treat a variety of diseases. We believe our therapies may be able to correct abnormalities or deficiencies in the immune system in diseases such as HIV infection, autoimmune disease, immune disorders, or cancer; all of which can lead to disease progression and life-threatening situations when the immune system is not functioning optimally.

In October 2012, the Company formed TNI BioTech International, Ltd., a BVI company in Tortola, British Virgin Islands, which was set up to allow the Company to market and sell LDN in those countries outside the U.S. in which we have been able to obtain approval to sell the Company’s products.

In August 2013, the Company formed its United Kingdom subsidiary, TNI BioTech, LTD (the “UK Subsidiary”). The UK Subsidiary received approval to be considered a micro, small or medium-sized enterprise (“SME”) with the European Medicines Agency (“EMA”) on August 21, 2013. The designation provides the UK Subsidiary with significant discounts when holding meetings or submitting filings to the EMA. On September 19, 2013, the UK Subsidiary submitted a pre-submission package to the EMA regarding Crohn’s disease. The EMA granted the UK Subsidiary a meeting that took place on September 27, 2013. The UK Subsidiary is eligible to benefit from the provisions for administrative and financial assistance for SMEs set out in Regulation (EC) No 2049/2005.

In December 2013, the Company formed a new subsidiary, Cytocom Inc. (“Cytocom”), to focus on conducting LDN and MENK clinical trials in the United States. We expect that the manufacturing of our therapies and their subsequent distribution into emerging nations will continue to be operated directly through the Company. We initially entered into consultant arrangements with Dr. Graham Burton, M.D., Ph.D., and Mr. Gary G. Gemignani, to focus on the clinical advancement of LDN and MENK through Cytocom. Effective April 1, 2014, Dr. Burton was appointed President and Chief Executive Officer of Cytocom. On the same date, Mr. Gemignani was appointed Chief Operating Officer, Chief Financial Officer and Executive Vice President of Cytocom. Dr. Burton will be responsible for leading Cytocom’s global development, clinical research and medical initiatives. Mr. Gemignani was expected to handle the operational and business development activities and financial management of Cytocom; however, he resigned from his positions with Cytocom.

On May 1, 2014, the Company announced a plan to spin-off Cytocom. Following the spin-off, Cytocom will initially focus on developing LDN and MENK. The Company will continue to retain rights to certain intellectual property assets, and will focus on manufacturing, distribution and marketing of LDN and MENK therapies for the treatment of both humans and animals in certain territories.

To affect the spin-off distribution (the “Distribution”), the Company took certain reorganizational steps, which are expected to result in Cytocom independently developing LDN and MENK in the United States.  At the time of the Distribution, each Company shareholder received one common share of Cytocom for every one share of Company common stock held by such Company shareholder as of September 30, 2014, the record date. The Financial Industry Regulatory Authority declared October 31, 2014 as the payable date for the Distribution. Company shareholders were not required to pay any consideration to participate in the Distribution and, as of the record date, continued to own shares in the Company in the same form and in the same quantity as owned on the record date.  The Company continues to be quoted on the OTCQB Market.

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

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings and short-term debt. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its products and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at September 30, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2014 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss from operations of $35,454,263 and used cash and cash equivalents for operations in the amount of $3,089,097 during the nine months ended September 30, 2014, resulting in stockholders’ equity of $13,884,388.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), as amended for interim financial information. The financial information as of September 30, 2014 and September 30, 2013 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 10-K"). The unaudited interim financial statements should be read in conjunction with the 2013 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2013 and 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended September 30, 2014 are not necessarily indicative of results for the full fiscal year.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of the Financial Accounting Standards Board, ("FASB") Accounting Standards Codification ("ASC") Topic 825, “Financial Instruments,” the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.

Computer Equipment

Computer equipment is stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $1,817 and $682, respectively.

Intangible Assets

Costs incurred to acquire and/or develop the Company’s product licenses and patents are capitalized and amortized by straight-line methods over estimated useful lives of seven to sixteen years. Intangible assets are stated at the lower of cost or estimated fair value. Amortization expense for the nine months ended September 30, 2014 and 2013 was $2,158,943 and $2,134,231, respectively. The Company estimates its amortization expense related to these assets will approximate $2,800,000 each year for the next five years.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360, “Property, Plant and Equipment.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. No impairment losses were recognized for the nine months ended September 30, 2014 or for the corresponding period in 2013.

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

Basic and diluted net loss per share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Historical net loss per share:
Numerator
Net loss	$(11,202,175)	$(19,945,568)	$(35,454,263)	$(59,313,594)
Net loss attributed to Common stockholders	$(11,202,175)	$(19,945,568)	$(35,454,263)	$(59,313,594)

Denominator
Weighted-average common shares outstanding—
Denominator for basic and diluted net loss per share	94,316,453	59,334,545	87,875,552	55,127,859
Basic and diluted net loss per share attributed
to common stockholders	$(0.12)	$(0.34)	$(0.40)	$(1.08)

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

	As of September 30,
	2014	2013
Warrants to purchase common stock	8,986,750	6,503,750

Recent Accounting Standards

Any new accounting pronouncements issued by the FASB, as applicable, have been or will be adopted by the Company upon or before the expiration of the extended transition period provided under Section 102(b)(1) of the JOBS Act.

3. Promissory Notes

At June 30, 2014, the Company had promissory notes outstanding totaling $1,442,197.  The promissory notes had maturity dates ranging between September 2007 and July 2014.  The notes bore interest at rates between two and six percent per annum.  As of June 30, 2014, the Company had accrued $67,863 in unpaid interest on those notes.

During the three months ended September 30, 2014, the Company settled all of the notes that had been outstanding at June 30, 2014, together with accrued interest owing on the notes, by issuing 20,731,601 shares, at a range of $0.10 to $0.25 per share, as repayment of principal, and interest. The Company recognized a loss of $3,621,643 on the settlement of these notes.

On July 29, 2014, the Company issued a note payable to Ira Gaines.  The balance outstanding as of September 30, 2014 and 2013 was $100,000 and $0, respectively. The note matures on January 27, 2015 and earns interest at a rate of 18% per annum.

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

As of September 30, 2014 and 2013, the Company was authorized to issue 500,000,000 common shares at a par value of $0.001 per share.

Stock Warrants

Using the Black-Scholes Model, the Company calculated the fair value of $2,101,856 for common stock purchase warrants issued and modified during the nine months ended September 30, 2014. Variables used in the Black-Scholes option-pricing model, include (1) a discount rate of 0.98%, (2) an expected remaining life of 5 years and (3) expected volatility of 130%.

During the first nine months of 2014, the Company issued 918,750 shares of its restricted common stock through the exercise of common stock purchase warrants. The warrants were exercised at a price of $0.50 per share and the Company received net proceeds of $459,375 for equity from the exercise of the warrants.

Following is a summary of outstanding stock warrants at September 30, 2014 and activity during the period then ended:

	Number of Shares	Exercise Price	Weighted Average Price

Warrants as of December 31, 2013	7,957,500	$1.00 – 15.00	$1.77

Issued in the nine months ended September 30, 2014	1,948,000	$0.50-1.50	$1.27

Exercised	(918,750)	$0.50	$0.50

Warrants as of September 30, 2014	8,986,750	$0.50-15.00	$1.58

Summary of outstanding warrants as of September 30, 2014:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)
Third Quarter 2015	407,500	$1.50-2.00	1.00
Fourth Quarter 2015	268,750	$1.50	1.25
Second Quarter 2016	37,500	$3.00-5.00	1.75
Third Quarter 2016	525,000	$0.50-5.00	2.00
Third Quarter 2017	1,500,000	$1.00-1.50	3.00
Fourth Quarter 2017	2,941,666	$1.00-9.00	3.25
First Quarter 2018	127,500	$15.00	3.50
Second Quarter 2018	33,334	$15.00	3.75
Third Quarter 2018	400,000	$1.00-1.50	4.00
Fourth Quarter 2018	1,197,500	$1.00-1.50	4.25
First Quarter 2019	1,048,000	$1.50	4.50
Third Quarter 2019	250,000	$0.50	5.00

5. Stock Compensation

Shares Issued for Services

During the nine months ended September 30, 2014, the Company issued 16,390,000 shares of common stock for prepaid services (10,228,000 for the corresponding period in 2013). The Company valued these shares based upon the fair value of the common stock at the date of the agreements. The consulting fees are amortized over the contract periods, which are typically twelve months. The Company issued common stock for prepaid services of $12,662,001 and $51,204,100 for the nine months ended September 30, 2014 and 2013, respectively. The amortization of prepaid services totaled $19,771,875 and $36,319,117 for the nine months ended September 30, 2014 and 2013, respectively.

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

 On August 13, 2012, the Company signed an exclusive License Agreement with Ms. Jacqueline Young (the “Young Agreement”) for the intellectual property developed by Dr. Bernard Bihari relating to treatments with opioid antagonists such as naltrexone and Met-enkephalin for a variety of diseases and conditions. The Bihari patents were acquired in exchange for 540,000 shares of the Company’s common stock with a fair value of $972,000 and assumed liabilities of $400,000, which is payable to Ms. Young over a twenty-four month period in equal installments to reimburse her for the costs of a New York City office in accordance with the Young Agreement. The patent liability at September 30, 2014 totaled $0.00. The cost of the patent totaled $1,372,000.

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

On December 18, 2012, the Company signed an agreement for the acquisition of patent rights (the “Smith Agreement”) for the intellectual property of Dr. Jill Smith and LDN Research Group LLC (collectively, the “Licensor Parties”), whose members are Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky and orphan drug designation by the U.S. Food and Drug Administration (“FDA”) to a novel late-stage drug, trademarked “LDN,” for the treatment of Pediatric Crohn’s disease. The patent covers methods and formulations for treatment of the inflammatory and ulcerative diseases of the bowel, using naltrexone in low doses as an opioid antagonist. These patents were acquired in exchange for 300,000 shares of the Company’s common stock with a fair value of $2,715,000 and payment of $165,384 (consisting of an initial license fee and payment of $65,384 of expenses), which totaled $2,880,384.

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

As part of the Smith Agreement, the Company has the right to apply to the FDA for the transfer of the orphan drug status for the use of naltrexone for the treatment of pediatric Crohn’s disease and ulcerative colitis, the Investigation New Drug Application (“IND”), and the right to acquire the relevant clinical data set from Dr. Jill Smith.  Dr. Jill Smith made arrangements to transfer the IND to the Company as well as the relevant clinical data set, and the FDA has acknowledged that the Company is now the sponsor for this IND.

On September 24, 2014, the Company and the Licensor Parties jointly agreed to terminate the Smith Agreement, and in place thereof, have the Licensor Parties grant a similar license in their patent rights to Cytocom pursuant to a Patent License Agreement between the Licensor Parties, Cytocom and the Company with substantially similar terms as set forth in the Smith Agreement.  Pursuant to this agreement, the Company issued 1,000,000 shares of its common stock valued at $270,000, upon execution to the Licensor Parties and the Company guaranteed the obligations of Cytocom to the Licensor Parties under the agreement.

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

The Foundation Agreement also requires the Company to make payments upon the achievement of certain milestone events including: initiation of each Phase II trial; initiation of each Phase III trial; when the NDA is accepted for review by the FDA; and when FDA approval to market is approved.  The Company must also issue shares upon certain milestones including upon the first dosing of the first patient in a Phase II clinical trial for each licensed product, upon the first dosing of the first patient in a Phase III clinical trial for each licensed product, upon the first sale of each licensed product, and upon the achievement of a set dollar amount of cumulative sales for each licensed product covered by NDAs.

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

On August 6, 2014, Professor Fengping Shan executed an Assignment pursuant to which he transferred to the Company his entire right, title and interest in and to the licensed patents under the Shan Agreement and CN 201210302259 Application of combination of low-dose naltrexone and methionine-enkephalin to preparation of anti-cancer drug for the consideration of 500,000 shares of common stock valued at $140,000.

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

GBOIG, a subsidiary of GB Energie LLC, is a Washington D.C. based minority woman-owned business managed by Dr. Gloria B. Herndon. Dr. Herndon is a former director of the Company.

Oncology and Infectious Disease Center in Malawi at Queen Elizabeth Central Hospital

On September 25, 2012, GBOIG in partnership with the Company, signed an agreement with the Government of Malawi to open an outpatient clinic at Queen Elizabeth Central Hospital (in Malawi) for the treatment of cancer and infectious disease. The duration of the agreement is for 25 years with an optional 10-year renewal to be indicated by the Government of Malawi at least three years prior to the expiration of the term. The Government of Malawi will bear the upfront costs for the agreement of $2,500,000.

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

Agreements with Hubei Qianjiang Pharmaceutical Company

On October 18, 2012, the Company and Hubei Qianjiang Pharmaceutical Co., Ltd. (“Qianjiang Pharmaceutical”), signed a Venture Cooperation Agreement on New Drug Methionine Enkephalin (the “Venture Agreement”) pursuant to which Qianjiang Pharmaceutical acquired an exclusive license for the production of MENK in China.  The Venture Agreement requires that Qianjiang Pharmaceutical conduct drug research and pilot testing for MENK, organize pre-clinical studies, and apply for clinical trials for MENK with the Chinese State Food and Drug Administration. Under the Venture Agreement, Qianjiang Pharmaceutical must open a co-administration account for the development of MENK in China. Qianjiang Pharmaceutical must pay the Company, upon the marketing of MENK products, a half-year amount equaling 6% of its gross sales from MENK of the preceding half year.  The Company may cancel the Venture Agreement if Qianjiang Pharmaceutical does not pay expenses for a period exceeding six months or does not commence clinical trials within 12-months after receiving certain approvals. Qianjiang Pharmaceutical may cancel the Venture Agreement if the Company fails to perform its obligations for a period of six months or the failure to receive approval of clinical trials is due to the Company’s MENK technologies.  The Venture Agreement was amended on February 24, 2013 to expand the clinical trials from pancreatic to both pancreatic and liver cancer and amended on March 6, 2014 to require Qianjiang Pharmaceutical to commence studies and clinical trials in China and place funds in the co-administration account.

On August 6, 2014, the Company entered into a Supplementary Agreement on New Drug Methionine – Enkephalin Cooperation (the “Amendment”) with Qianjiang Pharmaceutical, amending the Venture Agreement, as amended. The Company and Qianjiang Pharmaceutical executed the Amendment to accelerate clinical trials in both the United States and China, and agreed to immediately initiate three month Good Laboratory Practice (“GLP”) Toxicology Studies (rat and dog) within 30 days of signing the Amendment. The Amendment requires that the GLP Toxicology Studies Trials are conducted in China in accordance with international standards and standards acceptable to the FDA and that the studies include the following:

Exploratory Toxicology (nGLP)
  · Dose range finding studies
  · Different species and methods of administration
  · Multiple dosing regimens
  · Estimate the response vs. dose given

Definitive Toxicology (GLP)
  · Performed in collaboration with Calvert Laboratories (USA) and MPI/Medicillon (China)
  · General toxicology studies
  · Different species and methods of administration
  · Immunogenicity study with NHPs

Special Toxicology Studies (planned)

Pursuant to the Amendment, Qianjiang Pharmaceutical will make certain funds available from the co-administrative account opened by Qianjiang Pharmaceutical under the Venture Agreement, in accordance with an approved budget and timeline set forth in the Amendment.  A portion of these funds are expected to be used by Cytocom to run PK and Dosing trials for MENK in the United States.  The Amendment requires Cytocom and Qianjiang Pharmaceutical to meet with the China State Food and Drug Administration to determine that PK and Dosing Trials completed in the United States will be acceptable. All developments and trials run by Cytocom in the U.S. or the European Union will be used for requesting registration approval in China.

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

Operating Leases

The Company leases office space in White Plains, New York, Frederick, Maryland, and Orlando, Florida. Rental expense for the nine months ended September 30, 2014 and 2013 was $116,638 and $65,660, respectively.

8. Related Party Transactions

In 2012, Webfoot, Inc. provided a loan to the Company in the amount of $121,128. Webfoot, Inc. is owned by the son of Noreen Griffin, the Company's CEO. On February 21, 2013, the Company entered into a formal loan agreement to evidence the amount owed by the Company. In the nine months ended September 30, 2014, the Company repaid $40,000 of the loan.  On September 30, 2014, the remaining balance of $71,128 owed under the agreement, together with accrued and unpaid interest totaling $10,212, was converted into 813,404 shares of the Company’s common stock in full and final settlement of the loan.  The loss on conversion was $162,681.

In 2012, Noreen Griffin made payments totaling $30,000 on the Company's behalf covering the costs of incorporation and merger-related expenses. On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012. On September 30, 2014, the full balance of the loan, together with accrued and unpaid interest totaling $2,870, was converted into 328,701 shares of the Company’s common stock in full and final settlement of the loan.  The loss on conversion was $65,740.

In 2012, Griffin Enterprises, Inc. made payments totaling $46,000 on the Company's behalf covering the cost of incorporation and merger-related expenses. Griffin Enterprises, Inc. is wholly owned by Noreen Griffin. On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012. On September 30, 2014, the full balance of the loan, together with accrued and unpaid interest totaling $4,401, was converted into 504,009 shares of the Company’s common stock in full and final settlement of the loan. The loss on conversion was $100,802.

On January 3, 2013, the Company formalized the terms under which Kelly O’Brien Wilson, the daughter-in-law of the Company's Chief Executive Officer is employed. Ms. Wilson had been working with the Company in 2012 and her three-year employment agreement is effective as of December 1, 2012. The terms of the agreement define her base salary, a grant of a common stock, and health insurance coverage. Ms. Wilson was issued 500,000 shares of common stock of the Company in January 2014. For the nine months ended September 30, 2014, the Company paid compensation to Ms. Wilson totaling $115,735.

9. Subsequent Events

The following is a schedule of shares issued subsequent to September 30, 2014.
Shares
Shares issued for consulting expenses	333,334

On September 4, 2014 at the Company’s annual meeting, a majority of stockholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change the Company’s name to Immune Therapeutics, Inc. (the “Name Change Amendment”).  The Name Change Amendment was approved by our Board of Directors as the Board believed the new name would better (i) represent the business of the Company as a global manufacturer, distributor and seller of immune therapies, and (ii) reflect the Company’s presence and focus on affordable and sustainable health-care for an underserved and growing population facing opportunistic infections and cancer with very affordable treatments available.  The Name Change Amendment was filed with the Secretary of State of Florida on October 28, 2014 changing the Company’s name to Immune Therapeutics, Inc. (the “Name Change”). As of the date of the filing of this report, the Company has filed the appropriate documentation with the Financial Industry Regulatory Authority in order to effectuate the Name Change in the OTC Markets.   We anticipate that the Name Change will be effected by the Financial Industry Regulatory Authority during the fourth quarter.

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

General

TNI BioTech, Inc. ("we" or the “Company”) was initially incorporated in Florida on December 2, 1993 as Resort Clubs International, Inc. (“Resort Clubs”) to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs. Resort Clubs was the surviving corporation. On August 23 2010, Resort Clubs changed its name to pH Environmental, Inc. (“pH Environmental”). On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012 the Company executed a share exchange agreement for the acquisition of all of the outstanding shares of TNI BioTech IP, Inc.

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

●
Outsourcing of the manufacturing of IRT-103 LDN to Laboratorios Ramos in Managua, Nicaragua to provide IRT 103 LDN in capsule, tablet and/or cream form, throughout Africa and expanding to other developing nations (Laboratorios Ramos has already produced IRT 103 LDN, and the Company will commence shipments when all regulatory approvals have been received in Africa for the importation of IRT 103 LDN); and

●
Continuing the cooperative venture with the Hubei Qianjiang Pharmaceutical Company (“Qianjiang Pharmaceutical”) pursuant to which Qianjiang Pharmaceutical will provide the funding required for the clinical trials of the Company’s products in China in exchange for the Company providing exclusive licensing rights in China (with the Company expecting to receive 6% of the gross revenue from sales of those products in China).

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

The Brewer Group is an international business advisory firm engaged in the business of identifying and capitalizing on opportunities with international governments, non-government organizations and professional athletes. The CEO of The Brewer Group is also the founder and Executive Director of The Jack Brewer Foundation. The Jack Brewer Foundation seeks to provide the Company with medical equipment where it is needed. Under the Engagement Agreement for Corporate Advisory Services dated February 5, 2013 (the “Engagement Agreement”), the Brewer Group agreed to evaluate the Company’s options for expansion and growth into certain international markets, including Africa and, upon request, markets in Haiti, the Dominican Republic and/or Panama. Pursuant to the Engagement Agreement, the Brewer Group agreed to endorse the Company publicly and assist the Company in securing strategic partnership deals to enhance brand and market awareness. The initial term of the Engagement Agreement was 12 months, with an option for either party to terminate upon 30 calendar days with written notice to the other party. The Engagement Agreement has been extended through February 2015. The Company issued the Brewer Group 500,000 shares of its common stock in accordance with the Engagement Agreement.

GBOIG, a subsidiary of GB Energie LLC, is a Washington D.C. based business managed by Dr. Gloria B. Herndon, a former director of the Company. Dr. Herndon is committed to sourcing sustainable solutions in the field of health care in Africa, and has been involved since the 1990s on health-care related issues in Africa. The Company and GBOIG are working with the ministries of health in African countries to provide better access to and public awareness of the prevention, diagnosis and treatment of cancer and chronic infectious diseases. The Company plans to work with onsite clinics to complete patient assessments at little or no cost and prescribe treatments used to stimulate the immune system of the patients with various chronic diseases, especially HIV/AIDS and/or cancer.

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

On October 18, 2012, the Company and Qianjiang Pharmaceutical signed a Venture Cooperation Agreement on New Drug Methionine Enkephalin (the “Venture Agreement”) pursuant to which Qianjiang Pharmaceutical acquired an exclusive license for the production of MENK in China.  The Venture Agreement requires that Qianjiang Pharmaceutical conduct drug research and pilot testing for MENK, organize pre-clinical studies, and apply for clinical trials for MENK with the Chinese State Food and Drug Administration. Under the Venture Agreement, Qianjiang Pharmaceutical must open a co-administration account for the development of MENK in China. Qianjiang Pharmaceutical must pay the Company, upon the marketing of MENK products, a half-year amount equaling 6% of its gross sales from MENK of the preceding half year.  The Company signed a Supplementary Agreement in March 2014, obligating the Company to provide to Qianjiang Pharmaceutical the Company’s research materials, data and trial results to date so that Qianjiang Pharmaceutical can begin conducting basic studies and clinical trials in China. Under the Venture Agreement, as amended, Qianjiang Pharmaceutical will fund the subsequent studies in China.  On August 6, 2014, the Company entered into a Supplementary Agreement on New Drug Methionine – Enkephalin Cooperation (the “Amendment”) with Qianjiang Pharmaceutical, amending the Venture Agreement, as amended. The parties executed the Amendment to accelerate clinical trials in both the United States and China, and agreed to immediately initiate three month Good Laboratory Practice (“GLP”) Toxicology Studies (rat and dog) within 30 days of signing the Amendment. The Amendment requires that the GLP Toxicology Studies Trials are conducted in China in accordance with international standards and standards acceptable to the U.S. Food and Drug Administration   Pursuant to the Amendment, Qianjiang Pharmaceutical will make certain funds available from the co-administrative account, opened by Qianjiang Pharmaceutical pursuant to the Venture Agreement, in accordance with an approved budget and timeline set forth in the Amendment. A portion of these funds are expected to be used by Cytocom Inc. to run PK and Dosing trials for MENK in the United States.

In February 2013, the Company entered into a Strategic Framework Agreement with Qianjiang Pharmaceutical. The agreement calls for the parties to co-develop new cancer drugs based on the Company’s patents and licenses involving MENK, which when approved will be marketed in China under the brand name IRT-101 and IRT-102.

On August 6, 2014, Professor Fengping Shan Ph.D., a former member of the Company’s Board of Directors, executed an Assignment pursuant to which he transferred his entire right, title and interest in and to the following listed Patents and/or Patent Applications in China to the Company: (1) CN 200710158742.7 Met-enkephalin, its application in in treating leukemia and other blood cancers; (2) CN 200710051586.4 Met-enkephalin, its application in preparation of human and animal vaccine; (3) CN 200610046249.1 A nasal spray formulation containing Met-enkephalin; (4) CN 201210290150.1 Low dose naltrexone, combined with MENK, its application in preparation of anticancer drug; (5) CN 201210302259.2 Low dose naltrexone, combined with MENK, its application in preparation of leukophoresis for anticancer; (6) CN 200810229085.5 Conpound met-enkephalin as a drug for colon cancer and pancreatic cancer using a method of by isolating and enriching a patient’s own immune cells and following an enriching external incubation are transfused back into the patient thereby providing the patient with a passive immunity containing large amounts of auto-amplified immune cells that combat cancer cells; (7) CN 200910011030.1 Naltrexone; and (8) CN 201210302259 Application of combination of low-dose naltrexone and methionine-enkephalin to preparation of anti-cancer drug.

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

Subsidiaries

The Company formed its United Kingdom subsidiary, TNI BioTech, LTD (the “UK Subsidiary”) in August, 2013. The UK Subsidiary received approval to be considered an enterprise micro, small or medium-sized enterprise (“SME”) with the European Medicines Agency (“EMA”) on August 21, 2013. The designation provides the UK Subsidiary with significant discounts when holding meetings or submitting filings to the EMA. On September 19, 2013, the UK Subsidiary submitted a pre-submission package to the EMA regarding Crohn’s Disease. The EMA granted the UK Subsidiary a meeting that took place on September 27, 2013. The UK Subsidiary is eligible to benefit from the provisions for administrative and financial assistance for SMEs set out in Regulation (EC) No 2049/2005.

In October 2012, the Company formed TNI BioTech International, Ltd., a BVI company in Tortola, British Virgin Islands, which was set up to allow the Company to market and sell low dose naltrexone (“LDN”) in those countries we have been able to obtain approval.

In December 2013, the Company formed a new subsidiary, Cytocom Inc. ("Cytocom"), to focus on conducting LDN and Methionine [Met5]-enkephalin (“MENK”) clinical trials in the United States. The Company expects that the manufacturing of our therapies and their subsequent distribution into emerging nations will continue to be operated directly through the Company. The Company initially entered into consulting arrangements with Dr. Graham Burton, M.D., Ph.D., and Mr. Gary G. Gemignani, to focus on the clinical advancement of LDN and MENK through Cytocom. Effective April 1, 2014, Dr. Burton was appointed President and Chief Executive Officer of Cytocom. On the same date, Mr. Gemignani was appointed Chief Operating Officer, Chief Financial Officer and Executive Vice President of Cytocom. Dr. Burton will be responsible for leading Cytocom’s global development, clinical research and medical initiatives. Mr. Gemignani was expected to be responsible for operational and business development activities and financial management of Cytocom; however, he resigned from his positions with Cytocom.

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

As of September 30, 2014, we had two compounds (IRT-101 and IRT-103) in research and development. We currently have two active development programs in oncology and Crohn’s disease; both of which are expected to move into Phase 3 clinical trials in the first half of 2014.

Results of Operations – Three Months Ended September 30, 2014

Revenue

The Company reported no revenues in the three months ended September 30, 2014 and 2013.

The Company expects to derive revenues in 2014 from the sale of its products in Malawi and Nigeria under distribution and partnership agreements previously announced.

Direct Expenses and Gross Margin

The Company incurred no direct expenses in the three months ended September 30, 2014 and 2013. In the future, direct expenses will include the cost of finished products to be purchased from the Company’s contract manufacturers, sales incentives, associated travel, and inventory return charges.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

We had no revenues from operations for the three months ended September 30, 2014 and 2013. We anticipate having revenues in the fourth quarter of 2014.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended September 30, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Selling, general and administrative	$902	$1,290
Increase/(decrease) from prior year	$(388)	$1,013
Percent increase/(decrease) from prior year	(30)%	100%

For the three months ended September 30, 2014 and 2013, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):
	2014	2013
Stock listing and investor relations expenses	$93	$18
Consulting and contractors	196	467
Payroll	304	316
Professional fees	94	298
Travel	61	78
Insurance	23	-
Other expenses	131	113
Charitable donations	-	-
	$902	$1,290
In the three months ended September 30, 2014, total cash and cash accruals for selling, general and administrative expense was $902 compared to $1,290 for the corresponding period in 2013, a decrease of $388 or 30%. Significant cash items included:

●
consulting and contactor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $196 in 2014, a decrease of $271 or 58% over the $467 spent in 2013;

●	professional fees for legal, tax and accounting services in the amount of $94 in 2014, a decrease of $204 or 68% over the $298 spent in 2013;
●	payroll in the amount of $304 in 2014, a decrease of $12 or 4% over the $316 spent in 2013; and
●	travel in the amount of $61 in 2014, a decrease of $17 or 22% over the $78 spent in 2013.

Research and development

R&D expenses and related percentages for the three months ended September 30, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014		2013
Research and development	$401		$641
Increase/ (decrease) from prior year	$(240)		$614
Percent increase / (decrease) from prior year	(37%	)	100%

Expenses for research and development in the three months ended September 30, 2014 decreased by 37% compared to expenses in the same period in 2013. The decrease occurred mainly as a result a reduction in the cost of stock payments for licenses, purchases of materials for R&D, and legal fees paid to maintain patents and licenses.

In the three months ended September 30, 2014, total cash spent on R&D was $401, a decrease of $240 or 37% over the $641 spent in the same period in 2013. Significant cash items included:

●	payments for contracted technical services, $122 in 2014, a decrease of $299 or 71% over the $421 spent in 2013, reflecting the decreased use of contractors to perform some of our research activities;
●	payments for professional fees $22 in 2014, a decrease of $39 or 76% over the $51 spent in 2013;
●	payroll $65 in 2014, a decrease of $9 or 12% over the $74 spent in 2013, reflecting loss of our chief research officer in 2013.

Approximately 75% of the R&D spending in both 2014 and 2013 was on the development of LDN; the balance was spent on MENK.

Stock issued for services

The Company periodically issues stock to consultants who provide services to the Company under consulting contracts.  The Company accrues a liability for these services calculated by the number of shares issued for the services multiplied by the price of the Company’s stock on the effective date of the consulting contract.  The accrued liability is amortized over the period in which the services are provided to the Company. The Company reports these costs separately from Selling, general and administrative costs, and Research and development costs, to better demonstrate the true costs of Selling, general and administrative activities, and Research and development.

Amortization of accrued liabilities for stock issued for services G&A and related percentages for the three months ended September 30, 2014 and 2013 were as follows (dollar amounts in thousands):
	2014		2013
Prepaid consulting services G&A	$4,947		$11,330
Percentage increase/(decrease) from prior year	(56%	)	100%

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of  shares issued for services had been fully amortized prior to the third quarter of 2014.

The number of  shares issued for prepaid consulting services G&A in the three months ending September 30, 2014 was 9,250,000 (2,595,000 in the corresponding period in 2013).

Prepaid consulting services G&A in the three months ended September 30, 2014 consisted of the following:
Amortization of cost of stock issued prior to 2014 under G&A consulting contracts	$1,414
Amortization of cost incurred for new stock issued in the three months ended September 30, 2014 under G&A consulting contracts entered into in 2013	653
Amortization of cost incurred for new stock issued in the three months ended September 30, 2014 under consulting contracts entered into in 2014	2,880

Amortization of stock issued for services R&D and related percentages for the three months ended September 30, 2014 and 2013 were as follows (dollar amounts in thousands):
	2014		2013
Prepaid consulting services R&D	$-		$5,772
Percentage increase/(decrease) from prior year	(100%	)	100%

The decline in expense reflects the fact that the cost of  shares issued for services have been fully amortized prior to the third quarter of 2014.

There were no new shares issued for prepaid consulting services R&D in the three months ending September 30, 2014 (400,000 issued in the corresponding period in 2013).

Warrant valuation expense

When the Company sells its stock to stockholders for cash, it periodically issues warrants to those stockholders to acquire additional stock at prices agreed at the date of the original sale.  The Company incurs a cost for the rights attached to the warrants, which is calculated using the Black-Scholes Model (see above 4. Capital Structure—Common Stock and Common Stock Purchase Warrants.)  This expense is reported in the Condensed Consolidated Statements of Operations above as the Warrant valuation expense.

In the three months ended September 30, 2014, the Company issued 500,000 warrants to stockholders at an exercise price range of $0.50 to $1.50, for which it recorded an expense of $115.  In the three months ended September 30, 2013, the Company issued 2,272,809 warrants to stockholders at an exercise price rangeof $1.00 to $1.50, for which it recorded an expense of $2,521.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. The increase year over year in depreciation and amortization expense reflects the fact that most of the Company's patents and licenses were acquired after October 1, 2012.

Depreciation and amortization expenses for the three months ended September 30, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Depreciation expense	$1	$0
Amortization expense	$719	$719
Increase from prior year	$1	$708
Percentage increase/(decrease) from prior year	0%	100%

Interest Expense

Interest expense for the three months ended September 30, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Interest expense	$94	$205
Increase/(decrease) from prior year	$(111)	$205
Percentage decrease from prior year	(54)%	100%

Interest expenses are comprised of loan origination fees and interest owed by the Company. In 2013, interest expense included origination fees of $90. There were no origination fees paid in 2014.

Loss on settlement of debt

In three months ended September 30, 2014, certain lenders to the Company settled  all or a portion of their notes or accounts payable by converting them to equity. The Company recorded an expense of $4,022,957, reflecting the fair value of the shares of common stock issued in exchange for the debt. There was no corresponding expense in three months ended September 30, 2013.

Nine months Ended September 30, 2014 Compared to Nine months Ended September 30, 2013

Revenues

We had no revenues from operations for the nine months ended September 30, 2014 and 2013. We anticipate having revenues in the second half of 2014.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the nine months ended September 30, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Selling, general and administrative	$3,264	$4,142
Increase/(decrease) from prior year	$(878)	$3,550
Percent increase/(decrease) from prior year	(21)%	100%

For the nine months ended September 30, 2014 and 2013, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	2014	2013
Stock listing and investor relations expenses	$429	$55
Consulting and contractors	1,171	1,131
Payroll	915	795
Professional fees	805	827
Travel	229	311
Insurance	86	-
Other expenses	379	273
Charitable donations	(750)	750
	$3,264	$4,142

The decrease year over year in selling, general and administrative expense was attributable primarily to the return of stock previously issued for charitable donations.

In the nine months ended September 30, 2014, total cash and cash accruals for selling, general and administrative expense was $3,264 compared to $4,142 for the corresponding period in 2013, a decrease of $878 or 21%. Significant cash items included:

●
consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $1,171 in 2014, an increase of $40 or 4% over the $1,131 spent in 2013;

●	professional fees for legal, tax and accounting services in the amount of $805 in 2014, a decrease of $22 or 3% over the $827 spent in 2013;
●	payroll in the amount of $915 in 2014, an increase of $120 or 15% over the $795 spent in 2013; and
●	travel in the amount of $229 in 2014, a decrease of $82 or 26% over the $311 spent in 2013.

Research and development

R&D expenses and related percentages for the nine months ended September 30, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Research and development	$1,472	$1,579
Increase/(decrease) from prior year	$(107)	$118
Percentage increase/(decrease) from prior year	(7)%	8%

Expenses for research and development in the nine months ended September 30, 2014 decreased by 7% compared to expenses in the same period in 2013. The decrease occurred mainly as a result decreases in the cost of stock payments for licenses, purchases of materials for R&D, and legal fees paid to maintain patents and licenses.

In the nine months ended September 30, 2014, total cash spent on R&D was $1,472, a decrease of $107 or 7% over the $1,579 spent in the same period in 2013. Significant cash items included:

●	payments for contracted technical services, 441 in 2014, a decrease of $416 or 49% over the $857 spent in 2013, reflecting the decreased use of contractors to perform some of our research activities;
●	purchases of supplies and materials used in research activities, $181 in 2014, an increase of $181 or 100% over the $0 spent in 2013; and
●	payroll, $251 in 2014, a decrease of $76 or 23% over the $327 spent in 2013, reflecting loss of our chief research officer in 2013.

Approximately 75% of the R&D spending in both 2014 and 2013 was on the development of LDN; the balance was spent on MENK.

Stock issued for services

Amortization of accrued liabilities for stock issued for services G&A and related percentages for the nine months ended September 30, 2014 and 2013 were as follows (dollar amounts in thousands):
	2014		2013
Prepaid consulting services G&A	$17,021		$22,388
Percentage increase/(decrease) from prior year	(24%	)	100%

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of  shares issued for services had been fully amortized prior to the third quarter of 2014.

The number of shares issued for prepaid consulting services G&A in the nine months ending September 30, 2014 was 16,390,000 (6,528,000 in the corresponding period in 2013).

Prepaid consulting services G&A in the nine months ended September 30, 2014 consisted of the following:
Amortization of cost of stock issued prior to 2014 under G&A consulting contracts	$7,857
Amortization of cost incurred for new stock issued in thenine months ended September 30, 2014 under G&A consulting contracts entered into in 2013	2,979
Amortization of cost incurred for new stock issued in the nine months ended September 30, 2014 under G&A consulting contracts entered into in 2014	6,185

Amortization of accrued liabilities for stock issued for services R&D and related percentages for the nine months ended September 30, 2014 and 2013 were as follows (dollar amounts in thousands):
	2014		2013
Prepaid consulting services R&D	$5,036		$13,931
Percentage increase/(decrease) from prior year	(64%	)	100%

The decline in expense in 2014 reflects the reduction of the accrued liability of all shares issued for services that had been fully amortized prior to 2014.

There were no new shares issued for prepaid consulting services R&D in the nine months ending September 30, 2014 (3,700,000 issued in the corresponding period in 2013).

Prepaid consulting services R&D in the nine months ended September 30, 2014 consisted of the following:
Amortization of cost of stock issued prior to 2014 under R&D consulting contracts		$5,036
Amortization of cost incurred for new stock issued in the three months ended September 30, 2014 under R&D consulting contracts entered into in 2013	-
Amortization of cost incurred for new stock issued in the three months ended September 30, 2014 under R&D consulting contracts entered into in 2014	-

Warrant valuation expense

When the Company sells its stock to stockholders for cash, it periodically issues warrants to those stockholders to acquire additional stock at prices agreed at the date of the original sale.  The Company incurs a cost for the rights attached to the warrants, which is calculated using the Black-Scholes Model (see above 4. Capital Structure—Common Stock and Common Stock Purchase Warrants.)  This expense is reported in the Condensed Consolidated Statements of Operations above as the Warrant valuation expense.

In the nine months ended September 30, 2014, the Company issued 1,948,000 warrants to stockholders at an exercise price range of $0.50 to $1.50, for which it recorded an expense of  $2,102.  In the nine months ended September 30, 2013, the Company issued 2,567,918 warrants to stockholders at an exercise price range of $1.00 to $1.50, for which it recorded an expense of $6,932.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. The increase year over year in depreciation and amortization expense reflects the fact that most of the Company's patents and licenses were acquired after October 1, 2012.

Depreciation and amortization expenses for the nine months ended September 30, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Depreciation expense	$2	$1
Amortization expense	$2,157	$2,133
Increase from prior year	$24	$2,122
Percentage increase/(decrease) from prior year	1%	100%

Interest Expense

Interest expense for the nine months ended September 30, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Interest expense	$376	$1,099
Increase/(decrease) from prior year	$(635)	$1,099
Percentage increase/(decrease) from prior year	(58)%	100%

Interest expenses are comprised of loan origination fees and interest owed by the Company. In 2013, interest expense included origination fees of $223. There were no origination fees paid in 2014.

Loss on settlement of debt

In nine months ended September 30, 2014, certain lenders to the Company settled  all or a portion of their notes or accounts payable by converting them to equity. The Company recorded an expense of $4,022,957, reflecting the fair value of the shares of common stock issued in exchange for the debt. There was no corresponding expense in three months ended September 30, 2013.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $58,585 at September 30, 2014, compared to $207,709 at September 30, 2013.

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

For the nine months ended September 30, 2014 and 2013, net cash used in operating activities from operations was $3,089,097 and $4,456,111, respectively. For the nine months ended September 30, 2014 and 2013, net cash used in investing activities from operations was $99,843 and $164,889, respectively. In the nine months ended September 30, 2013, the Company spent $160,539 in payments for licenses from Penn State University

During the nine months ended September 30, 2014 proceeds from the sale of stock and exercise of stock warrants totaled $1,799,262 compared to $4,171,613 for the corresponding period in 2013. We also received $1,210,000 from the issuance of notes payable in nine months ended September 30, 2014, compared to $449,000 in 2013.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2014 and 2013, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Management assessed the effectiveness of the internal controls over financial reporting as of September 30, 2014, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of September 30, 2014, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2014, a claim was filed for breach of contract and unjust enrichment in the Circuit Court for Montgomery County, Maryland, E.J. Krause & Associates, Inc. v. TNI BioTech, Inc., in which the named plaintiff claims that the Company breached a sub-sublease.  The plaintiff seeks damages in excess of $75,000, along with costs, attorneys’ fees, pre-judgment interest, post-judgment interest, and any further relief the court finds appropriate.  The Company is currently in settlement negotiations with the plaintiff regarding these claims.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 1, 2014 and September 30, 2014, various warrant holders exercised their warrants for an aggregate of 918,750 shares of the Company at an exercise price of $0.50 per share. In addition, the Company sold an aggregate 6,373,410 shares of its common stock at $0.28 per share. In total, the Company received $2,474 as consideration for the exercise of the previously-issued warrants and $1,758 for the purchase of common stock under the Private Placement, for an aggregate sum of $4,232.

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

In the nine months ended September 30, 2014, the Company issued a total of  22,719,000 shares, at an average price of $0.65 per share, and five-year warrants, with an average exercise price of $1.00, in accordance with consulting agreements entered into in 2013 and 2014. The consulting agreements cover the provision of product and market development services, business development and strategy services, and investor and media relations services to the Company.

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

In the nine months ended September 30, 2014, the Company issued a total of $20,848,767 shares, at a price range of $0.10  to $0.25 per share  settle amounts owed under notes payable, including accrued and unpaid interest as applicable, to common stock as repayment of the notes.

In the nine months ended September 30, 2014, the Company issued a total of 1,838,683 shares, at prices between $0.08 and $0.25 per share settle amounts owed to certain of the Company’s vendors.

The issuances of the Company’s common stock for conversion of notes payable and amounts owing to vendors were completed in private transactions by the Company not involving any public offering pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act. The securities were issued bearing restrictive legend and may not be resold by the holders unless such shares are registered or an exemption from registration is available.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 1, 2014, the Company announced a plan to spin-off Cytocom. Following the spin-off, Cytocom will initially focus on developing LDN and MENK. The Company will continue to retain rights to certain intellectual property assets, and will focus on manufacturing, distribution and marketing of LDN and MENK therapies for the treatment of both humans and animals in certain territories.

To affect the spin-off distribution (the “Distribution”), the Company took certain reorganizational steps, which are expected to result in Cytocom independently developing LDN and MENK in the United States.  At the time of the Distribution, each Company shareholder received one common share of Cytocom for every one share of Company common stock held by such Company shareholder as of September 30, 2014, the record date. The Financial Industry Regulatory Authority declared October 31, 2014 as the payable date for the Distribution. Company shareholders were not required to pay any consideration to participate in the Distribution and, as of the record date, continued to own shares in the Company in the same form and in the same quantity as owned on the record date.  The Company continues to be quoted on the OTCQB Market.

On December 18, 2012, the Company signed an agreement for the acquisition of patent rights (the “Smith Agreement”) for the intellectual property of Dr. Jill Smith and LDN Research Group LLC (collectively, the “Licensor Parties”) and orphan drug designation by the U.S. Food and Drug Administration to a novel late-stage drug, trademarked “LDN,” for the treatment of Pediatric Crohn’s disease. The patent covers methods and formulations for treatment of the inflammatory and ulcerative diseases of the bowel, using naltrexone in low doses as an opioid antagonist.  On September 24, 2014, the Company and the Licensor Parties jointly agreed to terminate the Smith Agreement, and in place thereof, have the Licensor Parties grant a similar license in their patent rights to Cytocom pursuant to a Patent License Agreement between the Licensor Parties, Cytocom and the Company with substantially similar terms as set forth in the Smith Agreement.  Pursuant to this agreement, the Company issued 1,000,000 shares of its common stock and guaranteed the obligations of Cytocom to the Licensor Parties under the agreement.

ITEM 6. EXHIBITS

Exhibit Number	Name of Exhibit

10.1
Supplementary Agreement on New Drug Methionine-Enkephalin Cooperation between Hubei Qianjiang Pharmaceutical Co., Ltd, TNI Biotech, Inc. and Cytocom Inc. dated August 6, 2014  (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2014).

10.2
Assignment by Professor Fengping Shan Ph.D. to TNI BioTech, Inc. dated August 6, 2014 (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2014).

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

TNI BioTech, Inc.

Date: November 14, 2014	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

TNI BioTech, Inc.

Date: November 14, 2014	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer