Form 10-K
period 2014-12-31
Immune Therapeutics, Inc.
filed 2015-03-31
CIK 1559356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the transition period from ______________to________________

Commission File No. 000-54933

IMMUNE THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3226705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

37 North Orange Ave, Suite 607, Orlando, Florida 32801
(Address of principal executive offices)

(888) 613-8802
Registrant’s telephone number, including area code:
None
Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, par value $0.0001 per share
Securities Registered Pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐ No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files).    Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant's most recently completed second quarter, was $20,876,858 based on the last reported sale price of the registrant's Common Stock on the OTC Markets on that date.

As of March 31, 2015, the registrant had outstanding 144,553,198 shares of common stock, $0.0001 par value per share.

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

We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described herein, under "Risk Factors" and elsewhere in this Annual Report and in our other public reports filed with the Securities and Exchange Commission. It is not possible to predict or identify all such factors, and therefore the factors that are noted are not intended to be a complete discussion of all potential risks or uncertainties that may affect forward-looking statements. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

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

JUMPSTART OUR BUSINESS STARTUPS ACT

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2014, the last day of our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

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

PART I

Item 1.   Business

Company Overview

Immune Therapeutics, Inc. (the “Company”) was initially incorporated in Florida on December 2, 1993 as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs.  Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”).

On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all of the outstanding shares of TNI BioTech IP, Inc. On September 4, 2014, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc.   We filed our name change amendment with the Secretary of State of Florida on October 27, 2014 changing our name to Immune Therapeutics, Inc.

The Company currently operates out of Orlando, Florida. In July 2012, the Company’s focus turned to acquiring patents that would protect and advance the development of new uses of opioid-related immune- therapies, such as low dose naltrexone (“LDN”) and Methionine [Met5]-enkephalin (“MENK”). The Company’s therapies are believed to stimulate and/or regulate the immune system in such a way that they provide the potential to treat a variety of diseases.  We believe our therapies may be able to correct abnormalities or deficiencies in the immune system in diseases such as HIV infection, autoimmune disease, immune disorders, or cancer; all of which can lead to disease progression and life-threatening situations when the immune system is not functioning optimally.

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union).  The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development.  On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares.   In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which has allowed the Company to retain a 55.3% stake in Cytocom Inc. until such time as funding for Cytocom Inc. closes.

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

We are focused on the development and commercialization of therapeutic treatments for cancer, HIV/AIDS and autoimmune diseases and immune disorders by combating these severe and fatal diseases through the stimulation and/or regulation of the body’s immune system. Our growth strategy includes the near-term commercialization of our existing immunotherapies targeting cancer, Crohn’s disease and/or HIV/AIDS.

Product Development

The drugs currently being developed by the Company include: (i) MENK, which is a small synthetic pentapeptide that is naturally produced in the body. Exogenous MENK is being manufactured and developed under the name “IRT-101”; and (ii) naltrexone, a small molecular weight chemical entity that is being developed in low doses under the name “IRT-103.” Both IRT-101 and IRT-103 bind specifically to opioid receptors which are found not only in the central nervous system but also on other cells including immune-mediating cells, cancerous cells and epithelial cells (including those in the gastrointestinal tract) where they play a role in regulation of inflammation, growth, and mucosal repair.  Opioid receptors have been associated with most types of immune cells and chemokine receptors, where their interaction involves changes in cell proliferation, alteration of functions, and release of inflammatory cytokines.

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

MENK

MENK is a potent endogenous opioid peptide that influences DNA synthesis and cell growth. MENK interacts with the opioid growth factor receptor (OGFr) which has been shown in nonclinical studies to delay the cell cycle by modulating cyclin-dependent inhibitory kinase pathways. The MENK-OGFr axis is an inhibitory pathway that plays a role in the onset and progression of autoimmune diseases, viral disease (such as HIV/AIDS) and cancer. Studies have shown that the modulation of the MENK-OGFr axis can be accomplished by the administration of exogenous MENK intravenously, or through other methods such as subcutaneous administration. By regulating this pathway with MENK, this can have a direct impact in maintaining human health and treatment of diseases. (Zagon IS, Donahue R, McLaughlin PJ. Targeting the opioid growth factor: opioid growth factor receptor axis for treatment of human ovarian cancer.  Exp Biol Med (Maywood). 2013 May; 238(5):579-87.  McLaughlin PJ, Zagon IS. The opioid growth factor-opioid growth factor receptor axis: homeostatic regulator of cell proliferation and its implications for health and disease (Biochem Pharmacol. 2012 Sep 15; 84(6):746-55).

Our first acquisition was the patents and intellectual property of Dr. Nicholas P. Plotnikoff and Professor Fengping Shan in 2012. While Dr. Plotnikoff was with Oral Roberts University, he was a member of the team that developed and patented the specific application of MENK as a treatment for cancer, HIV/AIDS, and infectious diseases.

Dr. Nicholas Plotnikoff initiated and completed Phase I and Phase II clinical studies of MENK under Investigational New Drug (“IND”) protocols filed with the U.S. Food and Drug Administration (“FDA”). In these clinical trials, MENK has been shown to reduce the symptoms of early AIDS and AIDS Related Complex (“ARC”), a condition also known as pre-AIDS which includes symptoms such as fever, diarrhea, weight loss, swollen lymph nodes and herpes.  In addition to the therapeutic effects of the treatments, trial reports indicated an elevation in mood of the patients treated (Bihari, B., Plotnikoff, N., Freeman, K., Dowling, J., Duguid, C., and Altmann, E., ‘‘Methionine Enkephalin in the Treatment of ARC,’’ Seventh Int. Conf. on AIDS, Florence, Italy, 1991).

A double-blind, randomized controlled Phase II study of 46 patients was performed with ARC (Bihari B, Plotnikoff NP. Methionine Enkephalin in the Treatment of AIDS-Related Complex.  CRC Press, LLC; Cytokines: Stress and Immunity. 1999; 77-91) that was designed to measure the effect of a regular weekly dosing schedule of MENK at two different dose levels. The study involved randomized assignment to three arms: (i) patients on the first arm received weekly doses of 60µg/kg of MENK (low dose) for 12 weeks; (ii) patients on the second arm received a weekly infusion of 60µg/kg of MENK (low dose) for 2 weeks, followed by 10 weekly doses of MENK at 125µg/kg (high dose); and (iii) the patients on the third arm received a placebo intravenously for 12 weeks.

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

Recently, Professor Fengping Shan and Dr. Plotnikoff have published, in a number of peer-reviewed international journals, that MENK inhibited regulatory T-cells, increasing the functional activities of T cells and NK cells and, thus, is a key to improved cancer therapy. They additionally published results showing that MENK alone or in combination with Interleukin-2 (“IL -2”) or Interferon-γ (“IFN-γ”) can enhance the production of interferon- γ or IL-2 from CD4+T cells, respectively (Shan F, Yanjie Xia, Ning Wang, Jingjuan Meng, Changlong Lu, Yiming Meng, Nicolas P. Plotnikoff. Functional modulation of the pathway between dendritic cells (DCs) and CD4+T cells by the neuropeptide: Methionine enkephalin (MENK). Peptides 32. 2011; 929–937).  MENK also appeared to be more potent than IL -2 or IFN-γ, alone (Hua H, Changlong Lu, Weiwei Li, Jingjuan Meng, Danan Wang, Nicolas Plotnikoff, Enhua Wang and Fengping Shan. Comparison of stimulating effect on subpopulations of lymphocytes in human peripheral blood by methionine enkephalin with IL-2 and IFN-γ. Human Vaccines & Immunotherapeutics 8:8, 2012; 1082-1089), two widely known cytokines that have been approved by the FDA for marketing.

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

Zagon and McLaughlin have not recorded in any of their animal studies any side effects of MENK for non-oncological indications such as experimental autoimmune encephalomyelitis (EAE, the mouse model of multiple sclerosis) or relapse-remitting EAE (RR-EAE) with MENK being administered daily. Treatment with MENK or LDN did not exacerbate EAE and was able to halt progression of disease, reverse neurological deficits, and prevent the onset of neurological dysfunction over time (Rahn KA, McLaughlin PJ, Zagon IS. Prevention and diminished expression of experimental autoimmune encephalomyelitis by low dose naltrexone (LDN) or opioid growth factor (OGF) for an extended period: Therapeutic implications for multiple sclerosis).

LDN

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

Naltrexone is an orally effective opioid receptor antagonist, used as a treatment for opiate addiction. Naltrexone was originally synthesized in 1963 and patented in 1967. In 1984, the FDA approved naltrexone in a 50 mg dose as a treatment for heroin addiction. Naltrexone 50 mg film-coated tablets have been approved in Europe since at least 1989 for the treatment of opiate addiction and more recently alcohol dependency.  At lower doses (approximately 4.5 mg/day), it has been gaining popularity as a treatment for signs and symptoms of autoimmune diseases and immune disorders, HIV/AIDS and cancer. Research studies by others have indicated that the short-term blockage of opioid receptors on circulating and tissue cells by LDN was followed by a substantial rebound in opioid receptor expression and increased levels of β-endorphin and methionine-enkephalin (Zagon IS, McLaughlin PJ. Opioid antagonist modulation of murine neuroblastoma: A profile of cell proliferation and opioid peptides and receptors. Brain Res. 1989; 480:16–28.)

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

LDN has been shown to increase the levels of endogenous opioid activity, thereby having the ability to play a direct role in enhancing the human body’s stress resilience, improving psychiatric problems such as autism, in addition to being able to have a direct impact on the immune system and regulation of how the immune system works when faced with disease.   LDN is believed to facilitate the body’s own resources to slow down or combat cancers, autoimmune diseases and HIV/AIDS; thus reducing the overall impact and load on the body (Brown N, and Panksepp J. Low dose naltrexone for disease prevention and quality of life. Med Hypotheses. 2008 Mar: 72(3):293-6.).

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

The following table provides a summary of clinical trials for LDN that have recently been or are being conducted by Pennsylvania State University:

Title	Indication(s)	Dose	ClinicalTrials.gov Identifier / Status
Low Dose Naltrexone for Metastatic Melanoma, Castrate Resistant Prostate Cancer and Renal Cancer	Metastatic Melanoma, Castrate Resistant Prostate Cancer and Renal Cancer	5 mg/day	NCT01650350 / Currently Recruiting (verified May 2013)
Effects of Low Dose Naltrexone in Fibromyalgia	Fibromyalgia	3-4.5 mg/day	NCT00568555 / Completed June 2012 (verified June 2012)
Low Dose Naltrexone in Symptomatic Inflammatory Bowel Disease	Inflammatory Bowel Disease	4.5 mg/day	NCT01810185 / Not yet recruiting (verified June 2013)
Low dose Naltrexone for Glioma Patients	Malignant Glioma	4.5 mg/day	NCT01303835 / Active, not recruiting (verified January 2014)
Low dose Naltrexone for Depression Relapse and Recurrence	Major Depressive Disorder Depression, Unipolar Recurrence Relapse	1 mg/day	NCT01874951 / Recruiting (verified September 2013)

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

A second clinical study was conducted by Pennsylvania State University as a randomized double-blind, placebo-controlled study to test the efficacy and safety of LDN for 12 weeks in adults with moderate to severe active Crohn’s disease. Forty subjects with moderate to severe active Crohn’s disease were enrolled in the study. Randomized patients received daily oral administration LDN (4.5 mg/day) or placebo. Fatigue was the only side effect reported of statistical significance, and it was greater in subjects receiving placebo.

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

Adverse Events reported to date in patients with Crohn’s Disease

	Phase 1 Open-label Study in Adults N=17	Phase 2 Randomized, double-blind, placebo-controlled study in Adults N=40		Phase 2 Pilot study in Children N=12 a
Adverse Event	LDN	Placebo	LDN	Placebo	LDN
Sleep disturbance	7	5	5	2	2
Unusual dreams	1	3	2	0	2
Insomnia	5	0	0	0	0
Nausea	1	4	4	0	1
Hair thinning/ Hair loss	1	1	0	1	0
Hair growth	0	0	1	0	0
Blurred vision	1	0	0	0	0
Irritability	1	0	0	0	0
Mood swings	1	0	0	0	0
Mild disorientation	1	0	0	0	0
Twitching	0	0	0	1	1
Headaches	0	2	4	1	0
Decreased appetite/ Loss of appetite	0	0	2	1	0
Fatigue	0	3	0	1	0
Flushed ears	0	0	0	0	1
Papules, rash	0	0	0	1	0
Double vision	0	0	0	0	1
Flatulence	0	5	6	0	0
Vomiting	0	1	3	0	0
Diarrhea	0	5	7	0	0
Abdominal Pain	0	5	5	0	0
Constipation	0	0	2	0	0

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

Management believes in LDN’s potential treatment effects for Crohn’s disease, as the treatments currently available for Crohn’s disease do not control the disease well and there are major side effects associated with virtually all of the currently used drugs. In addition, most of these drugs are very expensive.  Management believes that LDN provides an attractive alternative. Three published clinical trials in patients with moderate to severe disease, two in adults and one in children, have shown significant disease and quality of life improvement by 12-weeks. LDN was able to reverse the inflammatory activity, promote mucosal healing, and significantly decrease histologic inflammation when compared to placebo-treated controls (Smith J. et al, 2011; Smith J. et al, 2013).  Based on these results, the Company has placed a very high priority on implementing a Phase II dose response study.  By using the 505(b)(2) pathway, confirmation of efficacy in our Phase III study is expected to result in approval by the FDA.

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

Intellectual Property

The Company has been developing active forms of immunotherapies through the acquisition of patents, IND Applications, clinical data and all proprietary technical information, know-how, procedures, protocols, methods, prototypes, designs, data and reports which are not readily available to others through public means, and which were owned, generated or developed through experiments or testing by Dr. Plotnikoff, Professor Shan, Dr. Bernard Bihari, Dr. Ian S. Zagon, Dr. Jill Smith, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky.

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

In addition to the above patents, we also signed an exclusive licensing agreement for all of the intellectual property developed at Pennsylvania State University by Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Dr. Jill P. Smith for the treatment of cancer. The patents cover methods and formulations related to the treatment and prevention of cancers. More specifically, the present inventions describe the use of drugs that interact with opioid receptors (naltrexone, naloxone and the pentapeptide MENK) to inhibit and arrest the growth of cancer. Such efficacy has been discovered to be partially due to the functional manipulation of the zeta opioid receptor through exogenous and endogenous MENK. This receptor has been determined to be present in a variety of cancers, including pancreatic, ovarian, liver, head and neck, and colon cancer. US Patent Numbers 6,737,397, CA 2,557,504, US 20010046968 , US 6737397 , US 6136780 , US 20080015211 , US 20070053838 , US 8003630 , US 20110123437 , US 7807368 , US 7576180 , US 7517649 , US 20080146512 , US 7122651 , US 20060073565 , US 20050191241 , Patent No 8,003,630.

We also acquired the licensing rights to the patent portfolio and intellectual property developed by Dr. Bernard Bihari relating to treatments with drugs that interact with opioid receptors such as LDN and MENK for a variety of diseases and conditions including malignant lymphoma, chronic lymphocyctic leukemia, Hodgkin’s lymphoma, and non-Hodgkin’s lymphoma, chronic herpes virus infections, and chronic infections due to the Epstein-Barr virus and a treatment method for humans infected with HTLV-III (AIDS) virus including patients clinically diagnosed as suffering from HIV/AIDS and those suffering from ARC. The licensed rights include all reissues or modifications, reexaminations, or other related U.S. patent filings directed to the same subject matter and the use of U.S. Patent Number 6,586,443 , U.S. Patent Number 6,384,044 , U.S. Patent Number 6,288,074 , U.S. Patent Number 5,356,900 , U.S. Patent Number 5,013,739 , U.S. Patent Number 4,888,346 .

Once the Company acquired the above patents, it was then able to sign a licensing agreement to acquire the exclusive patent rights for the intellectual property of the licensors, Dr. Jill Smith and LDN Research Group, LLC, whose members include Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky. The patents cover methods and formulations for the treatment of the inflammatory and ulcerative diseases of the bowel, using naltrexone in low doses as an opioid antagonist. Endogenous opioids and opioid antagonists at low doses have been shown to play a role in stimulating and rebalancing the immune system and the healing and repair of tissues. US Patent No. 6,136,780, Patent No. US 7879870.  The Company then negotiated with Dr. Jill Smith to arrange the transfer of the Orphan Drug Designation for the use of naltrexone for the treatment of pediatric Crohn’s disease with the FDA. Dr. Smith has since transferred the IND to the Company, and the FDA acknowledged that the Company is now the sponsor for this IND.  In September 2014, the Company and the licensors jointly agreed to terminate the license agreement, and in place thereof, have the licensors grant a similar license in their patent rights to Cytocom Inc. pursuant to a Patent License Agreement between the licensors, Cytocom Inc. and the Company with substantially similar terms as set forth in the original license agreement.  Pursuant to this agreement, the Company issued 1,000,000 shares of its common stock to the licensors and the Company guaranteed the obligations of Cytocom Inc. to the licensors under the agreement.

The Company originally acquired the patents and intellectual property from Dr. Smith and LDN Research Group, LLC because management believed clinical trials involving LDN held great promise for the millions of people worldwide with autoimmune diseases or disorders, central nervous system disorders or those who face cancer. Management also believed it could be the first low-cost, easy to administer therapy with minimal to no side-effects for the treatment of HIV/AIDS, autoimmune diseases and immune disorders, in particular Crohn’s disease, multiple sclerosis, and/or fibromyalgia.

The Company is in discussion with a number patent holders regarding additional patents surrounding LDN and MENK.

Patents Overview:

Patent:	Title:	Expiration:	License/Assigned:	Product or Use:
U.S. Patent Number 6,586,443 (Related to US 5,356,900, 5,013,739 and 4,888,346 – all expired) (No related foreign patents)	Multiple sclerosis in a human patient is treated by the administration preferably via a pharmacologically effective route of an essentially pure opiate receptor antagonist.	January 3, 2019	Exclusive License from Jacqueline Young.	IRT-103 (LDN)
U.S. Patent Number 6,384,044 (No related foreign patents)	Cancer of the prostate in human male patients even at an advanced state with metastasis to other organs is preferably treated by administration.	November 8, 2019	Exclusive License from Jacqueline Young.	IRT-103 (LDN)
U.S. Patent Number 6,288,074 (No related foreign patents)
Lymphoproliferative syndrome, including such diseases as malignant lymphoma, chronic lymphocytic leukemia, Hodgkin's lymphoma, and non-Hodgkin's lymphoma, are treated in human patients via administration.

		November 15, 2019	Exclusive License from Jacqueline Young.	IRT-103 (LDN)
U.S. Patent Number 6,136,780 (Related to US 6,737,397) (No related foreign applications)	Control of cancer growth through the interaction of [Met5] - Enkephalin and the zeta (s) receptor.	May 17, 2021	Exclusive License: Penn State University.	IRT-101 (MENK) and IRT-103 (LDN)
U.S. Patent No. 6,737,397 (Related to US 6,136,780) (No related foreign applications)	Control of cancer growth through the interaction of [Met5]-Enkephalin and the zeta receptor.	May 17, 2021	Exclusive license: Penn State University.	IRT-101 (MENK) and IRT-103 (LDN)
U.S. Patent No. 7,879,870 (US PgPub 2008/0015211) (No related foreign patents)	Treatment of inflammatory and ulcerative diseases of the bowel with opioid antagonists.	February 1, 2028	License to Cytocom Inc.: Dr. Jill Smith and LDN Research Group, LLC.	IRT-103 (LDN)

Israeli Patent mentioned in license	Treatment of inflammatory and ulcerative diseases of the bowel with opioid antagonists.	Pending	License to Cytocom Inc.: Dr. Jill Smith and LDN Research Group, LLC.	Treatment of Crohn’s disease
U.S. Application Number: 11/061,932 (Claims Priority to US60/548,021) Canadian Application Number: 2,557,504 (Pending)	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor.	Pending application	Exclusive license: Penn State University.	IRT-101 (MENK)
U.S. Patent No. 8,003,630 (Application Number: 11/510,682) (US PgPub 2007/0053838) (Claims Priority to US60/548,021)	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor.	May 22, 2028	Exclusive license: Penn State University.	IRT-101 (MENK)
U.S. PgPub 2013/0084242 A1 (Application Number: 13/660,129) (Claims Priority to US60/548,021) Patent Cooperation Treaty (PCT) application: PCT/US2010/030967 (Claims priority to US61/173,351)	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor.	Pending	Exclusive license: Penn State University.	IRT-101 (MENK)
US 7,807,368 (US PgPub 2008-0146512 A1) (No related foreign applications)	Cyclin-dependent kinase inhibitors as targets for opioid growth factor treatment.	October 4, 2027	Exclusive license: Penn State University.	IRT-101 (MENK)
US 7,576,180 (Claims priority to US60/106,879) (There is a related PCT application PCT/US1999/025802, claiming priority to the US60/106,879, but no National Phase applications were filed)	Opioid growth factor receptors.	August 17, 2026	Exclusive license: Penn State University.	IRT-101 (MENK)
US 7,122,651 (No related foreign applications)	Novel nucleic acid molecules encoding opioid growth factor receptors.	October 17, 2023	Exclusive license: Penn State University.	Treatment of cancer
US 7,517,649 (US PgPub 20060073565) (No related foreign applications)	Methods of detecting opioid growth factor receptor (OGFr) in tissue.	April 13, 2026	Exclusive license: Penn State University.	IRT-101 (MENK)

CN 200910011030 (No related U.S. applications)	Shan Fengping, Nikola Polonikov, Lu Changlong: Application of naloxone and composition thereof in preparing drug for treating cancer. Shan Fengping: August 26, 2009.	August 23, 2026	Assigned by Fengping Shan.	IRT-101 (MENK) and IRT-103 (LDN)
CN 200710051586 (No related U.S. applications)	Huang Jianyin, Zhang Ding, Shan Fengping, Luo Zhinong: Application of methionine enkephalin in preparing human or animal vaccination. Huang Jianyin: August, 20 2008.	August 20, 2025	Assigned by Fengping Shan.	IRT-101 (MENK)
CN 200710158742 (No related U.S. applications)
Shan Fengping, Lv Changlong, Nikola Polonikov, Huang Jianyin: Application of compounds Methionine Enkephalin for preparing medicine for curing blood medulla hematopoietic system cancer. Dan Fengping: May 14, 2008.

		May 13, 2025	Assigned by Fengping Shan.	IRT-101 (MENK)
CN 200610046249 (No related U.S. applications)	Shan Fengping, Lv Changlong, Huang Jianyin, Zhang Ding, Luo Zhinong: Aerosol containing Met-Enkephalin. Shan Fengping: November 15, 2006.	November 14, 2023	Assigned by Fengping Shan.	IRT-101 (MENK)
CN 200310120896 (No related U.S. applications)	Shan Fengping, Li Li: Integrated health food for regulating human body immune balance. Liaoning Academy of Microorganism Sciences: July 6, 2005.	July 5, 2022	Exclusive license: Nicholas Plotnikoff and Fengping Shan.	Oncology treatments and cancer treatment
WO 2007/067753 (PCT/US2006/046925	Huang John, Chang Ding, Lo Shi-Lung, Shan Fengping: Methods of reducing side effects in cancer therapy. Penta Biotech: June 14, 2007.	Pending	Exclusive license: Fengping Shan.	IRT-101 (MENK)

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
		March 21, 2026	Assigned by Fengping Shan.	IRT-101 (MENK)

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

Two of the most important compounds being researched by the Company are LDN and MENK. Both LDN and MENK are proven immune-stimulating drugs. They boost the immune system by increasing the T and NK cells in the body, thereby activating the body’s own natural defenses against cancer, autoimmune diseases, immune disorders and infections. As previously mentioned, Dr. Plotnikoff and Professor Shan have published articles proving that MENK plays a very important role in immune stimulation. Dr. Plotnikoff and Professor Shan have been able to show that MENK has more advantages in boosting the human immune system than either IFN (interferon) or IL-2 (interleukin-2). MENK inhibits Treg cells while interferon or interleukin-2 does not. This is a unique discovery by the Company that supports our strategy to combat cancer with our patented technologies and therapies.

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

Multiple clinical trials have been performed by Dr. Jill Smith and her colleagues at the Pennsylvania State University (PSU) School of Medicine in Hershey, PA.  A total of five advance cancer studies have been conducted with MENK via i.v. infusion or s.c. injection.  Three studies were conducted in patients with advanced pancreatic cancer, one study in patients with hepatocellular carcinoma, and one study in patients with advanced head and neck cancer.  Across the five studies, MENK therapy has been observed to be safe with limited toxicity when given to adults with advanced cancer. The patients with pancreatic cancer had failed prior chemotherapy regimens and were either treated with MENK or were entered into a hospice program. Clinical benefits were experienced by 53% of MENK-treated patients, whereas historical controls with similarly advanced disease had only 23.8% and 4.8% for gemcitabine and 5-fluorouracil (5-FU), respectively. Of the MENK-treated patients surviving more than eight weeks, 62% showed either a decrease or stabilization in tumor size by computed tomography. The median survival time for the MENK-treated patients was three times that of the untreated hospice patients (65.5 versus 21 days, p < 0.001). No adverse effects on hematologic or chemistry parameters were noted, and quality of life surveys suggested improvement with MENK (Smith JP, Conter RL, Bingaman SI, Harvey HA, Mauger DT, Ahmad M, Demers LM, Stanley WB, McLaughlin J, Zagon IS. Treatment of advanced pancreatic cancer with opioid growth factor: Phase I. Anti-Cancer Drugs. 2004; 15:203–209.  Smith JP, Bingaman SI, Mauger DT, Harvey HA, Demers LM, Zagon IS. Opioid Growth Factor improves clinical benefit and survival in patients with advanced pancreatic cancer. Open Access Journal of Clinical Trials. 2010; 2 37–48).

The use of MENK therapy at earlier stages of disease or in combination with chemotherapeutic agents may further improve the outcome of this very aggressive malignancy.

HIV/AIDS

Early stage clinical trials in AIDS patients have been completed and results from these trials show great promise.

A single blind nine-month randomized clinical trial and a single prospective cohort study were conducted in Mali to evaluate the impact of LDN on asymptomatic HIV+ adults.   Results of the nine-month study showed an improvement in CD4 count in the treatment groups that was significantly greater than the control group at 6 months (p = 0.041) and marginally at 9 months (p = 0.067) (Traore AK, Thiero O, Dao S, Kounde FF, Faye O, Cisse M, McCandless JB, Zimmerman JM, Coulibaly K, Diarra A, et al. Impact of low dose naltrexone (LDN) on antiretroviral therapy (ART) treated HIV+ adults in Mali: A single blind randomized clinical trial. J. AID HIV Res. 2011; 3(10):189-198).  Results of the single prospective cohort study showed 71% of subjects that completed the study did not show any indication of clinical AIDS symptoms, side effects or a loss of CD4 count that would warrant initiation of ART medication (Traore AK, Thiero O, Dao S, Kounde FF, Faye O, Cisse M, McCandless JB, Zimmerman JM, Coulibaly K, Diarra A, et al. Single cohort study of the effect of low dose naltrexone on the evolution of immunological, virological and clinical state of HIV+ adults in Mali. J. AID HIV Res. 2011; 3(10):180-188).

A 12-week, placebo-controlled trial of LDN was conducted from 1985-1986 in 38 patients with AIDS by Dr. Bihari and his colleagues.  Patients who participated in this trial showed a significant difference in the incidence of opportunistic infections with 5 out of 16 patients (31%) on placebo developing opportunistic infections in comparison to 0 of the 22 patients in the LDN group. Other difference between placebo and LDN treated patients included: lymphocyte mitogen responses declined on placebo and not on LDN; pathologically elevated levels of acid-labile alpha interferon declined significantly in the patients on LDN and not in those patients on placebo (Bihari B. Low Dose Naltrexone in the Treatment of HIV Infection.www.lowdosenaltrexon.org.  September 1996 http://www.lowdosenaltrexone.org/ldn_hiv_1996.htm).

After the conclusion of the above clinical trial, Dr. Bihari began to use LDN in his own medical practice.  Of 158 patients in his practice that were evaluated, only 10 (6%) were on antivirals.  Patients of Dr. Bihari who had taken the drug regularly as prescribed showed no drop in CD4 cells. The average CD4 number in these patients before starting LDN was 358, and the average 18 months later increased to 368. There were 55 patients who had not taken the drug, or had taken it only sporadically (non-compliant) and these patients showed a drop of CD4 cells from an average of 297 to 176 in 18 months. This represented a drop in CD4 of approximately 80 per year, which corresponds to the average drop observed in patients with HIV receiving no treatment. The stabilization of CD4 cells in patients who were administered LDN was also accompanied by disease stabilization. The 55 patients who were non-compliant experienced 25 opportunistic infections, in comparison to the 103 compliant patients who only experienced 8.  Survival between the two groups was also significantly different, 13 deaths occurred in the 55 non-compliant patients compared to only one death in the compliant group of 103.  At the time of this referenced article (1996), patients in Dr. Bihari’s practice had been on LDN for 7 to 8 years, with no disease progression, no drop in CD4 levels and no evidence of resistance to the beneficial effects of LDN. None of the patients experienced side effects while on LDN.

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

2.
Smith JP, Field D, Bingaman SI, Evans R, Mauger DT.  Safety and Tolerability of Low dose Naltrexone Therapy in Children With Moderate to Severe Crohn’s Disease A Pilot Study. J Clin Gastroenterol . 2013 Apr; 47(4):339-45.

3.	Smith JP, Stock H, Bingaman SI, Mauger DT, Rogosnitzky M, Zagon IS. Low dose Naltrexone Therapy Improves Active Crohn’s Disease. Am J Gastroenterol . 2007; 102:820-828.

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

Randomized, Double-Blind, Placebo-Controlled Study in Children (Smith et al., 2013)

Results: When contrasting the condition end points, we observed a significantly greater reduction of baseline pain in those taking low dose naltrexone than in those taking placebo (28.8% reduction versus 18.0% reduction; P = 0.016). Low dose naltrexone was also associated with improved general satisfaction with life (P = 0.045) and with improved mood (P = 0.039), but not improved fatigue or sleep. Thirty-two percent of participants met the criteria for response (defined as a significant reduction in pain plus a significant reduction in either fatigue or sleep problems) during low dose naltrexone therapy, as contrasted with an 11% response rate during placebo therapy (P = 0.05). Low dose naltrexone was rated equally tolerable as placebo, and no serious side effects were reported.

Regulatory Status

The Company holds the following IND Applications:

IND #	Indication	Product Name	Status
34,442	HIV/AIDS	MENK	Inactive
67,442	Crohn’s Disease	Naltrexone HCL	Active
50,987	Pancreatic Cancer	MENK/OGF	Active

Clinical trials under the INDs are anticipated to be conducted in the United States with the potential for global Phase III studies.

IRT-101: The Company had an End-of-Phase 1 Meeting with the FDA in August 2013 to discuss its development plan and protocol designs. Based on the guidance from the FDA, the Company plans to initiate a Phase II dose response/dose-confirmation study in patients with advanced cancer.   Possible indications include MENK as an adjuvant therapy for the treatment of advanced ovarian cancer, advanced hepatocellular cancer or advanced head and neck cancer.

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

Type B meetings are: (i) pre-investigational new drug application (pre-IND) meetings; (ii) certain End-of-Phase 1 meetings; (iii) End-of-Phase 2 meetings; and (iv) pre-new drug application (NDA)/biologics license application (BLA) meetings.

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

New Management Team: A new management team, led by Seth Elliott, will commence work in the first quarter of 2015.

Conference Attendance: The Company will participate in a number of conferences both domestically and internationally about the value of LDN as an immunomodulator for the treatment of autoimmune diseases and cancer. These conferences include VI Annual World Congress on Anti-Aging Medicine (A4M) in Mexico City in February 2015, the 4th International Conference and Exhibition on Immunology in September 2015 in Houston Texas, The Complementary & Alternative Cancer Therapies conference in February 2015 in West Palm Beach, Florida, the Academy of Integrative Health & Medicine in San Diego California in October 2015, and the 23rd Annual World Congress on Anti-Aging Medicine in May 2015, in Hollywood Florida.

International Regulatory Approval in 2015: The Company expects to obtain regulatory approval for Lodonal, our international LDN formulation, in some of the following countries in 2015: South Africa, Angola, Niger, Gabon, Egypt, Sri Lanka, and China. The process is expected to take between four to 12 months depending on the local authorities.

Establish Partnerships in Africa: The Company’s goal is to establish partnerships in Africa with large employers that maintain onsite clinics; there is increasing recognition that health creates wealth and advances GDP.  HIV and AIDS have had a significant negative impact on labor and productivity. The vast majority of people living with HIV in Africa are of working age 15-49 years old.  The Company believes that Lodonal can be used as a prophylactic to avoid many of the standard opportunistic infections accompanied with HIV and cancer.

Funding Cytocom Inc. Clinical Trials: If we generate significant revenue from the licensing of our LDN formulation to KRS Global Biotechnology, Inc., which is described in detail below under “Distribution and Production,” we believe that in 2015 we will be able to commit financial resources to help fund Cytocom Inc.’s clinical trials in the United States to validate the use of IRT-103 LDN in a number of indications.

Clinical Studies:

The Company spent the last 12 months obtaining approval from Nigeria and Malawi to begin our clinical development program for Lodonal. NAFDAC in Nigeria has granted permission to begin a 90-day bridging trial for HIV/AIDS.  We expect to complete the Nigeria trial by the end of July 2015.   The Company also expects to commence a 120-day bridging trial for cancer in 2015 in the Republic of Malawi.  Approval of the Malawi trial protocols is still pending.

On the regulatory front, Cytocom Inc. has held constructive dialogue with the FDA with respect to appropriate trial designs and study protocols for IRT-103 LDN and IRT-101.

Cytocom Inc.’s immediate focus will be on Crohn's Disease both in children and adults and the Company expects recruitment in both pharmacokinetic (PK) and Dosing Trials for IRT-103 LDN to begin in 2015.

In addition to the trial design, the Company recently initiated a Toxicologist and PK study in China for IRT-101 for the purpose of furthering its understanding of the effect of the pharmacokinetics of IRT-101. This will allow the Company to better understand the potential for drug interactions to further optimize treatment for Phase 3 development of IRT-101 for cancer in both the United States and China.

Strategy for Growth:

In 2014, the Company worked aggressively to build the business both upward and outward. It has worked to create a multi-faceted leader in immunotherapies by exploring opportunities beyond HIV/AIDS and cancer in emerging nations.

The goal and strategic vision is to build a diverse pipeline and to develop and commercialize novel drug treatments to improve the lives of patients suffering from chronic often life-threating disease.

To fulfill these goals, the Company has obtained a loan commitment for up to two million dollars.  Funding commenced in November 2014, and the Company expects the remaining funds to close by the end of the first quarter of 2015. The loan will be repaid from revenue over the next three years.

The Company anticipates generating revenues in 2015 from a number of sources, including revenues from fees from the use of its formulation and patents and the sale of Lodonal in Nigeria, Malawi and Equatorial Guinea.

Company Growth:

To build visibility and positive awareness of the Company, management has made presentations at key investor and industry conferences internationally.

Upon the completion of the bridging trial in Nigeria, the Company believes it will be able to "fast track" the approval process in a number of African nations that will accept NAFDAC Nigeria’s approval of IRT-103 LDN for the treatment of HIV/AIDS.

Focus on HIV/AIDS

HIV/AIDS remains one of the three global public health threats. This disease results in substantial morbidity, mortality, negative socioeconomic consequences, and human suffering. Despite the significant increase in financial support and recent progress in addressing HIV/AIDS, many obstacles and unmet priorities remain.

Disease-specific interventions must be developed to ensure successful treatments of this disease. Apart from human suffering, the associated high adult mortality caused by HIV/AIDS, negatively impacts the socioeconomic development in some countries, especially in Nigeria and South Africa.

Adopting a treatment regimen for life that involves taking daily medication with potential side effects, presents many challenges that must be overcome if patients are to successfully remain on treatment. If drug resistance occurs through failure to adhere to antiretroviral treatments (ARVs), far more expensive second line therapy may be necessary. In some cases drug-resistant strains of HIV are transmitted, which can impact national treatment programs. Drug resistance has been found to be more prevalent the longer a country has provided antiretroviral therapies.

The Company believes Lodonal can provide an alternative in areas where patients have stopped taking their therapies due to side effects, or cost; Lodonal has been shown in trials to lessen the toxic side effects of ARVs. In those countries where people must travel monthly for a medical check-up (and lose a day's pay), IRT-103 LDN can cost-effectively provide the ability to slow the progression of the disease without any toxic side effects.

Nigeria: In Nigeria, it is estimated that more than 3.6 million people are living with HIV/AIDS, with the annual number of new infections for adults at 323,000 and 57,000 for children. Currently, only 600,000 people receive HIV treatment.

South Africa: Based on a wide range of data including the household and antenatal studies, UNAIDS estimated that HIV prevalence was 17.3% among 15-49 year olds at the end of 2011. The high and low estimates were 16.6% and 18.1%, respectively. This implies that approximately 5.6 million South Africans were living with HIV at the end of 2011, including 460,000 children under 15 years old. By October 2012, only two million people were receiving ARVs. The biggest problem is compliance with prescribed treatment, as people are required to take pills 2 to 3 times a day at specific times and many times with food with considerable toxic side effects. In contrast, IRT-103 LDN is taken only once per day, does not have to be taken with food, and has no toxic side effects.

Agreements to Promote Development and Sale of Company Products

To further the business strategy, the Company has entered into relationships with a number of groups to promote the sale of its products outside the U.S., focusing initially on countries in Africa and Central/South America.  They include: The Brewer Group, Inc.; GB Oncology & Imaging Group, LLC; American Hospitals and Resorts Limited (“AHAR”), an advanced surgical and medical facility, as well as a number of U.S. doctors that own and operate clinics in the U.S. and Nigeria.

The Brewer Group, Inc. is an international business advisory firm engaged in the business of identifying and capitalizing on opportunities with international governments, non-government organizations and professional athletes. The CEO of The Brewer Group is also the founder and Executive Director of The Jack Brewer Foundation. The Jack Brewer Foundation seeks to provide the Company with medical equipment where it is needed.  Under the Engagement Agreement for Corporate Advisory Services dated February 5, 2013, the Brewer Group agreed to evaluate the Company’s options for expansion and growth into certain international markets, including Africa and, upon request, markets in Haiti, the Dominican Republic and/or Panama. Pursuant to the Engagement Agreement, the Brewer Group agreed to endorse the Company publicly and assist the Company in securing strategic partnership deals to enhance brand and market awareness. The initial term of the Engagement Agreement was 12 months, with an option for either party to terminate upon 30 calendar days with written notice to the other party. The agreement has been extended through February 2015. The Company issued the Brewer Group 500,000 shares of its common stock in accordance with the Engagement Agreement.

GB Oncology and Imaging Group LTD. (“GBOIG”), a subsidiary of GB Energie LLC, is a Washington D.C. based business managed by Dr. Gloria B. Herndon, a former director and current consultant of the Company. Dr. Herndon is committed to sourcing sustainable solutions in the field of health care in Africa, and has been involved since the 1990s on health-care related issues in Africa.  The Company and GBOIG are working with the ministries of health in African countries to provide better access to and public awareness of the prevention, diagnosis and treatment of cancer and chronic infectious diseases.  The Company plans to work with onsite clinics to complete patient assessments at little or no cost and prescribe treatments used to stimulate the immune system of the patients with various chronic diseases, especially HIV/AIDS and/or cancer.

In September 2012, the Company announced an agreement to open an outpatient's clinic at Queen Elizabeth Central Hospital in Malawi for the treatment of cancer and infectious diseases with GBOIG.  The government of Malawi completed the oncology clinic in December of 2014.  Protocols for an LDN trial have been submitted for review, and the Company expects to obtain government approvals by the end of June 2015 to commence a trial.  Pills have been produced in Nicaragua in anticipation of the trial.  Shipments will commence once the trial is approved.  Once the facility is operational, AHAR has agreed to assist in the operation of the clinic and the implementation of the Company’s therapies.  The contract with the Republic of Malawi calls for delivery of 25,000 pills a day, increasing to 500,000 pills a day within 24 months.

In October 2013, the Company announced the signing of an exclusive distribution agreement with AHAR Pharma, a Nigerian company, to market Lodonal, in Nigeria for the treatment of autoimmune diseases and cancer.  Dr. Richard Afonja formed AHAR Pharma in 2013 for the sole purpose of marketing our therapies. Dr. Afonja is a Hematologist/Oncologist and the Founder and CEO of a number of medical operations in both the United States and Nigeria for the treatment of cancer and blood disorders. AHAR Pharma intends to distribute Lodonal through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The Company expects to implement the agreement in the second half of 2015, and expects to treat up to 500,000 patients per day within a year of implementation.

In October 2012, the Company entered into a Strategic Framework Agreement (“Strategic Framework Agreement”) with Hubei Qianjiang Pharmaceutical Company (the “China Partner”). The agreement calls for the parties to co-develop new cancer drugs based the Company’s patents and licenses involving Methionine Enkephalin, which when approved will be marketed in China under the brand name IRT-101 and IRT-102.The Company signed a Supplementary Agreement in March 2014 (together with the Strategic Framework Agreement, the “China Agreements”), obligating the Company to provide to the China Partner with the Company’s research materials, data and trial results to date so that the China Partner can begin conducting basic studies and clinical trials in China. Under the China Agreements, the China Partner will fund the subsequent studies in China.

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

Distribution and Production

The Company has entered into a contract for the supervision and inspection of manufacturing processes with ViPharma. The supervision and manufacturing agreement provides ViPharma with exclusive rights to supervise and inspect all manufacturing processes of IRT-103 LDN in Latin America. The initial term of the agreement is ten years commencing in September 2013, with automatic five-year renewal terms provided neither party is in breach. The agreement may be terminated by (i) mutual agreement, (ii) in the event of a breach after a 45 day cure period, or (iii) by either party upon provision of written notice at least 90 days before the end of the agreement, provided however that if we terminate the contract without cause we will be required to pay ViPharma a $10 million penalty.

The Company executed a manufacturing agreement with Laboratorios Ramos, a current good manufacturing practice (“cGMP”) facility for IRT-103 LDN effective August 16, 2013. Under the agreement, Laboratorios Ramos will produce LDN tablets, capsules and/or cream in accordance with the technical specifications we provided, cGMPs and the practices of Nicaragua and of any other regulatory body of the countries where the products will be exported. Laboratorios Ramos has obtained all permits and licenses necessary to carry out the manufacturing of LDN.  The manufacturing agreement has a five-year term, renewable by a signed agreement by the parties at least 60 days before the expiration of the agreement. The agreement may be terminated earlier through mutual agreement or upon expiration of a 30-day cure period following notice from the non-breaching party to the breaching party of a material failure of the obligations under the agreement. Additionally, we may terminate the agreement upon at least 30 days written notice if Laboratorios Ramos does not act in strict accordance with the technical specifications we provided and with cGMPs or those of any regulatory body of the importing countries. We will pay Laboratorios Ramos a low single digit cent amount per tablet or capsule and a low double-digit cent amount per each cream produced.

In October 2013, the Company announced the signing of a distribution agreement with AHAR Pharma, a Nigerian company, to market Lodonal, in Nigeria for the treatment of autoimmune diseases and cancer.  The agreement gives AHAR Pharma exclusive rights to sell to customers in the private sector, and non-exclusive rights to sell to customers in the public sector.  AHAR Pharma intends to distribute Lodonal through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. Under the agreement, the Company is obligated to provide delivery of an initial supply of between 0.5 million and 1.0 million doses of Lodonal product per day to cover AHAR Pharma’s purchase commitments in 2015.  In December 2014, the National Agency for Food and Drug Administration and Control (NAFDAC) in Nigeria granted permission to the Company and AHAR Pharma to begin a 90-day bridging trial for HIV/AIDS. The objective of this bridging trial is to assure safety and tolerability as well as efficacy with the local population.  The Company expects to complete the bridging trial in July 2015.

On December 8, 2014, the Company entered into a Contract for the Compounding of Pharmaceutical Products with KRS Global Biotechnology, Inc. (“KRS”) pursuant to which KRS will carry out the services of compounding, packaging and distributing tablets of IRT-103 LDN for sale in the United States in accordance with the agreement.  The agreement has an initial term of three years starting on December 8, 2014. The parties may agree to extend the initial term for one year.  KRS will pay the Company for every tablet it compounds, packages and sells, calculated in accordance with a formula set forth in the agreement.  The Company has agreed, (i) to provide sales and marketing assistance necessary to allow KRS to fulfill its obligations, (ii) that the rights provided to KRS in the agreement to provide IRT-103 LDN are exclusive only to KRS and will not be provided to any other party during the term, (iii) to provide KRS with specifications for raw materials and the necessary technical specifications for the compounding and packaging processes of IRT-103 LDN, as available, (iv) in the event of termination by the Company for any reason, to reimburse KRS for all unused packaging materials, (v) in the event that KRS does not receive and ship at least 1,000 orders (prescriptions) for LDN, to reimburse KRS for 100% of the “ramp up costs” of compounding our product, even in the case where the Company cancels/terminates the agreement, and (vii) to provide the design of secondary packing and instructions in any language needed to sell IRT-103 LDN.  KRS is required to order and have shipped directly to KRS the active pharmaceutical ingredient necessary for the production of IRT-103 LDN and to submit a purchase order to the Company for such active pharmaceutical ingredient. The Company has agreed to pay such purchase order directly to the supplier of the active pharmaceutical ingredient. Upon KRS receiving a minimum of 10,000 orders (prescriptions) per month, KRS will pay for the active pharmaceutical ingredient for each such 10,000 orders month.

Raw Materials and Principal Suppliers

The Company has decided to enter into third party manufacturing agreements; accordingly, we rely on third parties for clinical production of our products and product candidates.

The active pharmaceutical ingredient (“API”) for initiating clinical trials in the United States has been and will continue to be sourced from a cGMP established vendor that has filed or will file a Type II Drug Master File in the United States.  Prior to sourcing, a quality due diligence/vendor qualification will be completed that will include, but is not limited to, a review of the vendor’s inspection and compliance history with the FDA and, as relevant, the vendor’s inspection and compliance history with other regulatory bodies (i.e. the European Medicines Agency, or EMA).

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

Customers

The Company had no sales to customers in 2014 or 2013.

The Company obtained a Certificate of Pharmaceutical Products on November 27, 2013 for the Republic of Nigeria, Republic of Equatorial Guinea, Republic of Malawi and Republic of Gabon.  The certificate was issued by the Director, Pharmacy Division, Minister of Health.

The Company has made final applications for the importation of Lodonal into the Republic of Nigeria, Republic of Equatorial Guinea, and Republic of Malawi and has received approval for the importation of Lodonal into Republic of Equatorial Guinea.  In December 2014, NAFDAC granted permission to the Company and AHAR Pharma to begin a 90-day bridging trial for HIV/AIDS. The objective of this bridging trial is to assure safety and tolerability as well as efficacy with the local population.  The Company expects to complete this bridging trial by the end of July 2015.  Sales are expected to commence in Nigeria upon completion of the trial.

The Company, with approval from the Minister of Health in Nicaragua and countries that approve and register the product inclusive of the Certificate of Pharmaceutical Products issued for that jurisdiction, will look to open distribution channels in Central and South America in 2015.

Government Regulations

United States

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries with regulations differing from country to country. Neither we nor our collaboration partners are permitted to market our drug candidates in the United States until we receive approval of a New Drug Application (“NDA”) from the FDA. Neither we nor our collaboration partners have submitted an application for or received marketing approval for any of our drug candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process.

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

Next, a series of tests in people (i.e. clinical trials) is begun to determine whether the drug is safe when used to treat a disease and whether it provides a real health benefit.  The clinical phase typically starts at Phase 1 and progresses to Phase 3.  The Company will have an abbreviated list of clinical trials that need to be conducted due to published literature on previously conducted studies, as well as utilizing the approval of naltrexone previously at 50 mg by the FDA.

Upon completion of the clinical trials, the Company will send the FDA and/or the EMA the evidence from these tests to prove the drug is safe and effective for its intended use (New Drug Application (NDA) in the US or Marketing Authorisation Application in the EU).  The regulatory bodies will review these data and determine if the sponsor has approval to market the product at the specified dose(s) and formulation(s) for the specified indication(s) (http://www.fda.gov/Drugs/DevelopmentApprovalProcess/default.htm).

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

Nigeria

NAFDAC is the equivalent in Nigeria of the FDA. It undertakes registration of food, drugs, medical devices, cosmetics, agrochemicals and other similar products in Nigeria. At the end of the process, a registration number is given to the product and a registration certificate is issued to the applicant.  Applicants are required to follow the process as stated below:

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

Product registration by NAFDAC in Nigeria ensures that genuine importers are issued NAFDAC Registration numbers for their products which in turn enhances consumer confidence.  In December 2014, NAFDAC granted permission to the Company and AHAR Pharma to begin a 90-day bridging trial for HIV/AIDS. The objective of this bridging trial is to assure safety and tolerability as well as efficacy with the local population.  The Company expects to complete this bridging trial in July 2015.

Many of the African countries do not have a local FDA equivalent organization or agency.  We plan to use the NAFDAC Registration as the guideline for submission in Africa for countries that do not have their own application and approval procedures.

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

The guidelines require filing an application prior to approval of registration. However, these guidelines are preliminary. The Regional Indicative Strategic Development Plan (“RISDP”) is a comprehensive development and implementation framework guiding the Regional Integration agenda of the SADC over a period of fifteen years (2005-2020). It is designed to provide clear strategic direction with respect to SADC programs, projects and activities in line with the SADC Common Agenda and strategic priorities, as enshrined in the SADC Treaty of 1992. http://www.sadc.int/about-sadc/overview/strategic-pl/regional-indicative-strategic-development-plan/.

In July 2014, the Republic of Malawi approved Lodonal as an adjunct for the treatment of cancer. The Brewer Group, Inc. has paid for production of the first shipment of Lodonal for Malawi.  Protocols for a Lodonal trial have been submitted for review, and the Company expects to obtain government approvals by the end of June 2015 to commence a trial.  Pills have been produced in Nicaragua in anticipation of the trial.  Shipments will commence once the trial is approved.   .

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

Research and Development

Our research and development ("R&D") organization focuses  primarily on new uses for the opioid-related immuno-therapies, such as LDN and MENK. These therapies stimulate the immune system in such a way that provides the potential to treat a variety of diseases that have abnormalities in the immune system.

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

As of December 31, 2014, we had two compounds (IRT-101 and IRT-103) in research and development.  In 2014 our development programs focused on both compounds, one in oncology and one in Crohn’s disease; which we are expecting to move into Phase II clinical trials.

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

The Company has incurred, and expects to continue incurring, substantial research, development and other costs in connection with compound partnering agreements. In 2014, the Company incurred cash expenses of $2,413,286 for research and development. The Company estimates it will spend approximately $15,000,000 in cash for research and development costs by the end of 2015.

Employees

As of December 31, 2014, the Company had 6 full time employees.

Available Information

Our Current Reports on Form 8-K, and Quarterly Reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports have been and will be made available, free of charge, through our website (http://www.immunetherapeutics.com) as soon as reasonably practicable after such submission to the SEC. Such reports will remain available on our website for at least 12 months. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NW, Washington, D.C. 20549.

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

We have a limited operating history. Our historical financial information consists only of an audit of our financial results at and for the years ended December 31, 2014, 2013 and 2012. There is limited historical financial information upon which to base an evaluation of our performance. We are an emerging company, and thus our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operation, particularly in the pharmaceutical industry.

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

We rely on financings to fund and conduct the current clinical trials needed for NDA submission with respect to IRT-103 (LDN). Any of the following events or factors could have a material adverse effect on our ability to generate revenue from the commercialization of IRT-103 (LDN):

●	The Company may be unable to successfully complete the clinical development of IRT-103 (LDN);
●	The Company must comply with any possible additional requests and recommendations from the FDA, including additional clinical trials;
●	The Company may not obtain all necessary approvals from the FDA and similar foreign regulatory agencies;
●	The Company may not commit sufficient resources to the development, regulatory approval, marketing and distribution of IRT-103 (LDN);
●	IRT-103 (LDN) must be manufactured in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand;
●	IRT-103 (LDN) may not achieve market acceptance by physicians, patients and third party payers;
●	IRT-103 (LDN) may not successfully compete against alternative products and therapies; and
●	The Company or any other pharmaceutical organization may independently develop products that compete with IRT-103 (LDN).

To obtain approval from the FDA of an NDA, for IRT-103 (LDN), The Company will need to demonstrate through evidence of adequate and well-controlled clinical trials that IRT-103 (LDN) is safe and effective for each proposed indication. However, IRT-103 (LDN) may not be approved even though it achieved its specified endpoints in the current and/or future pivotal Phase III clinical trials intended to support an NDA, which may be conducted by the Company. The FDA may disagree with the trial design and the interpretation of data from clinical trials, may ask the Company to conduct additional costly and time consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials. The FDA may also approve IRT-103 (LDN) for fewer or more limited indications than the Company may request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of IRT-103 (LDN).

The Company anticipates it will spend in excess of $15,000,000 on IRT-103 (LDN) clinical trials in 2015.

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

We currently do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as contract research organizations, to conduct clinical trials on our drug candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. In particular, we rely on outside sources and our own revenue to fund and conduct the current pivotal Phase III trials with respect to IRT-103 (LDN). Although we rely on these third parties to conduct our clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as current Good Clinical Practices (“cGCPs”) for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

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

At December 31, 2014, we had $191,987 in cash and cash equivalents.  We do not believe that our available cash and cash equivalents will be sufficient to fund our anticipated level of operations for the next 12 months and we will likely need to seek outside sources of funding.  Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

We are dependent on market acceptance of compounding pharmacies and compounded formulations, and physicians may be unwilling to prescribe, and patients may be unwilling to use, our proprietary LDN compounded formulation.

We are currently distributing our proprietary LDN formulation through KRS and expect to distribute such formulation through other compounding pharmacies outside of the U.S. Formulations prepared and dispensed by compounding pharmacies contain FDA-approved ingredients, but are not themselves approved by the FDA. As a result, our formulation has not undergone the FDA approval process and only limited data, if any, may be available with respect to the safety and efficiency of our formulation for any particular indication. Some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, this non-FDA approved compounded formulation. In addition, certain compounding pharmacies have been the subject of widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies. As a result, physicians may be unwilling to prescribe a compounded formulation when an FDA-approved alternative is available, even if they believe the compounded formulation to be superior and less expensive. Other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary LDN compounded formulation could include the following, among others: our proprietary formulation is not required to be, and has not been, approved for marketing and sale by the FDA; there may be limited or no data available with respect to the clinical efficacy or safety of our compounded formulation the physician is prescribing; and to the extent there is such data available, we are limited in our ability to discuss the efficacy or safety of our formulation with potential purchasers of our formulation.

Additionally, some third-party payors, including the government Medicare and Medicaid programs, may not provide reimbursement for compounded formulations. Physicians who may otherwise be interested in prescribing our formulation or utilizing our compounding pharmacy services may be unwilling to do so if third party payor reimbursement, including Medicare and Medicaid reimbursement, is not available for our compounded formulation. Any failure by physicians, patients and/or third-party payors to accept and embrace compounded formulations could substantially limit our market and cause our operations to suffer.

We aim to generate revenue from our proprietary LDN formulation through our licensing arrangement with KRS and potentially other compounding pharmacies outside of the United States, but we may not be successful in our efforts to generate revenue from such formulation.

One aspect of our business strategy is to continue to develop our licensing arrangement with KRS and potentially enter into other licensing arrangements with other compounding pharmacies outside of the U.S., through which we can generate revenue from the sale of our proprietary LDN formulation. On December 8, 2014, we entered into a Contract for the Compounding of Pharmaceutical Products with KRS pursuant to which KRS will carry out the services of compounding, packaging and distributing tablets of our LDN formulation in the U.S. We have limited experience commercializing our formulation through licensing arrangements with compounding pharmacies.  Even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

We have minimal experience licensing products to pharmacies and outsourcing facilities and we may not be successful in our efforts to develop our licensing arrangements. If we elect to license our proprietary LDN formulation to one or more pharmacies or outsourcing facilities outside of the U.S., we may not be able to enter into licensing agreements when desired, on acceptable terms, or at all. Establishing licensing or other relationships with pharmacies and outsourcing facilities could be expensive and time consuming, disrupt our other operations, require significant capital expenditures and distract management and our other employees from other aspects of our business.

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

Our independent registered public accounting firm has identified two material weaknesses in our financial reporting process. Specifically, our independent registered public accounting firm identified material weaknesses with respect to:

●	currently inadequate segregation of duties by management in the financial reporting area; and
●	the lack of an audit committee to oversee the financial reporting process.

We intend to remediate this weakness by increasing the size of our accounting staff in 2015 and by appointing an audit committee with membership that is qualified to oversee the Company’s financial reporting.  However, there can be no assurance that we will be able to successfully implement our plans to remediate the material weaknesses in our financial reporting process. Our failure to successfully implement our plans to remediate these material weaknesses could cause us to fail to meet our reporting obligations, to produce timely and reliable financial information, and to effectively prevent fraud. Additionally, such failure, or other weaknesses that we may experience in our financial reporting process or other internal controls, could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

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

We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our drug candidates. Our current management, personnel systems and facilities may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

●	manage our clinical trials effectively, including our clinical trials for IRT-103 (LDN) which will be conducted at numerous trial sites throughout the world;
●	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;
●	manage operations in both regulated and unregulated businesses;
●	continue to improve our operational, financial and management controls and reporting systems and procedures; and
●	identify, recruit, maintain, motivate and integrate additional employees.

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

In addition, in terms of the licensing of our LDN formulation to KRS, we compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. We are currently and expect to continue our efforts on making available our proprietary compounded formulation through KRS and other compounding pharmacies outside of the U.S. The drug products available through branded and generic drug companies with which our formulation competes have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. As a result, some physicians may be unwilling to prescribe them. Because our proprietary LDN formulation is compounded in accordance with The U.S. Federal Food, Drug, and Cosmetic Act Section 503B and is not required to be, and has not been, approved for marketing and sale by the FDA, our business may be subject to limitations our competitors with FDA-approved drugs may not face.

Under state and federal laws applicable to compounding pharmacies, KRS is not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution for our formulation; instead, our compounded formulation must be prepared and dispensed in connection with a physician prescription for an individually identified patient. Pharmaceutical companies typically sell most of their FDA-approved products to large pharmaceutical wholesalers, who in turn sell to and supply hospitals and retail pharmacies. As a result, the sale of our formulation by KRS is not scalable on the scope available to our competitors with FDA-approved drugs, which may limit our potential for revenue.

We may be subject to costly product liability claims related to our clinical trials and drug candidates and, if we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

Because we conduct clinical trials with human patients, we face the risk that the use of our drug candidates may result in adverse side effects to patients and to otherwise healthy volunteers in our clinical trials. We face even greater risks upon any commercialization of our drug candidates. Although we will maintain product liability insurance for clinical trials, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer, and we will be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. An individual may bring a product liability claim against us if one of our drug candidates, products or compounded formulations cause, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

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

Our internal computer systems, or the computer systems of our contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

Despite the implementation of security measures, our internal computer systems and the computer systems of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our drug candidates could be delayed.

Our current and future operations substantially depend on our management team and our ability to have other key personnel, the loss of any of whom could disrupt our business operations.

The Company’s future success depends on the efforts and abilities of principal members of its senior management and scientific staff to provide strategic direction, business development, operations management and maintenance of a cohesive and stable work environment. The Company relies on the services of Dr. Nicholas P. Plotnikoff and Professor Fengping Shan. If we lost their services or the services of any other key member of management, it could be impossible to replace them.

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

Federal, state, and/or international authorities might adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, recent product safety concerns and the creation of the Drug Safety Oversight Board could change the regulatory environment for drug products including the process for FDA product approval and post-approval safety surveillance. Such changes and other possible changes in regulation could increase the Company’s expenses or limit its ability to offer some of its services or products. For example, the confidentiality of patient-specific information and the circumstances under which it may be released for inclusion in the Company’s databases or used in other aspects of business are subject to substantial government regulation. Additional legislation or regulation governing the possession, use and dissemination of medical record information or other personal health information may require the Company to implement new security measures requiring substantial expenditures or limiting the ability to offer services and products. These regulations might also increase costs by creating new privacy requirements for the Company’s business mandating additional privacy procedures for its clinical research business.

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

Prior to June 2013, we were not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses that will be required in order to adequately prepare for being a public company could be material.

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

As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our stockholders without information or rights available to stockholders of more mature companies.

For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act), we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

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

In connection with drug discovery activities outside of the United States, we and our strategic partners will be subject to foreign regulatory requirements governing testing, approval, manufacturing, labeling, marketing and sale of pharmaceutical products. These requirements vary with location. Even if approval has been obtained for a product in the United States, approval in a foreign country must be obtained prior to marketing the product. The approval process in foreign countries may be more or less rigorous than the United States and the time required for approval may be longer or shorter. Clinical studies conducted outside of a specific country may not be acceptable. The approval of a pharmaceutical product in one country does not guarantee approval in another.

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

Due to our net losses, negative cash flow and negative working capital, in their report on our audited financial statements for the years ended December 31, 2014 and 2013, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

●
We depend significantly on our license agreement with Pennsylvania State University for the development of IRT-101 for pancreatic cancer covered by patents US Patent Numbers 6,737,397, CA 2,557,504, US 20010046968 , US 6737397 , US 6136780 , US 20080015211 , US 20070053838 , US 8003630 , US 20110123437 , US 7807368 , US 7576180 , US 7517649, US 20080146512 , US 7122651 , US 20060073565 , US 20050191241 , Patent No 8,003,630 issued between 2001 and 2011. Our license agreement with Pennsylvania State University may be terminated if we materially breach the agreement and fail to cure our breach during an applicable cure period. Our failure to use commercially reasonable efforts to develop and commercialize OGF sometimes referred to as MENK (intravenous) and IRT-101 in the United States and certain other specified countries or to perform our other diligence obligations under the license agreement would constitute a material breach of the license agreement. In the event our license agreement with Pennsylvania State University is terminated, we will lose all of our rights to develop and commercialize the drug candidates covered by such license, which would harm our business and future prospects. We own a number of other patents having to do with the development of MENK which would allow us to continue our development of those indications.

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

We have and continue to seek other distribution and marketing partners for IRT-101 and IRT-103 (LDN) outside North America that will and may market future products in international markets. In order to market any of our products we may develop or acquire outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in the U.S. or any foreign country may delay or have negative effects on the process for regulatory approval in other countries. If we fail to comply with regulatory requirements in a foreign country or to obtain and maintain required approvals, our potential market for our products will be reduced and our ability to realize the full market potential of our products will be harmed.

The Company, either directly or through its collaborating partners, is working with drug regulatory authorities in Nicaragua, China and in those African Nations where an FDA equivalent exists.  The Company is working with the agencies to obtain local approval for the therapies for each modality that we intend to market for.  We believe this will reduce our risk due to The Agreement on Trade Related Aspects of Intellectual Property Rights (“TRIPS”) which is an international agreement administered by the World Trade Organization (“WTO”). TRIPS allows emerging nations to manufacture drugs around existing patents.

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

It is possible that the FDA may not accept the results of our clinical trials; and this risk can increase when a clinical trial is conducted outside of the United States. All clinical trials and clinical trial sites that are outside of the United States but will be used to support a FDA application will be run in accordance with all US guidelines and regulations; however, this does not guarantee the FDA’s acceptance of the clinical trial results.  Clinical studies to support US licensure will only be conducted in countries that are typically used to support a US licensure such as Canada, Australia, and countries within the EU.  We would need to obtain approval from the FDA to conduct the trial outside of the United States and/or to allow clinical sites outside of the US, prior to initiation of such study.  We would also need to ensure that the study is conducted in accordance with local legal and regulatory requirements and all applicable United States federal regulations, European Union regulations, International Conference on Harmonisation of Good Clinical Practice guidelines and any other applicable regulatory requirements for the overall conduct of the clinical investigation.

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

As a group, our officers and directors own 25.3% of the outstanding common stock of the Company. Our other stockholders will have limited ability to influence corporate actions or decisions.

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

Provisions of our charter documents or Florida law could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for stockholders to change management.

Provisions of our amended and restated articles of incorporation, as amended, and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future, therefore capital appreciation, if any, of our common stock will be our shareholders sole source of gain for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of the common stock will be our shareholders sole source of gain for the foreseeable future.

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

Our amended and restated articles of incorporation, as amended, authorize our board of directors, without the approval of our stockholders, to issue shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated articles of incorporation, as amended, as shares of preferred stock in series, and to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value. We do not currently have any class of preferred stock authorized.

Our shares may be subject to the “penny stock” rules, which may subject you to restrictions on marketability and limit your ability to sell your shares.

Broker-dealer practices in connection with transactions in “Penny Stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. The Company’s securities may be subject to the penny stock rules, and investors may find it more difficult to sell their securities.

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

Our common stock is currently quoted on the OTC Market under the trading symbol “IMUN”. The OTC Market is unorganized, inter-dealers, over-the-counter markets that provides significantly less liquidity than the New York Stock Exchange or NASDAQ.  No assurances can be given that we will ever obtain a listing for our securities on a senior exchange.  The trading price of our common stock is therefore expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors.  These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

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

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.                        Properties

We maintain our headquarters at 37 North Orange Ave, Suite 607, Orlando, Florida 32801.   The Company leases approximately 800 sq. feet at a monthly cost of approximately $1,300.  The lease expires on June 30, 2015.

In August 2014, the Company closed its offices in Frederick, MD, where it had carried out research and development.  The Company will be required to obtain new research and development premises after it raises additional funding to enable it to resume those activities.

Item 3.                       Legal Proceedings

In February 2014, a claim was filed for breach of contract and unjust enrichment in the Circuit Court for Montgomery County, Maryland, E.J. Krause & Associates, Inc. v. TNI BioTech, Inc., in which the named plaintiff claims that we breached a sub-sublease. The plaintiff is seeking damages in excess of $75,000, along with costs, attorneys’ fees, pre-judgment interest and post-judgment interest.

In October 2014, a claim was filed for breach of contract and unjust enrichment in the United States District Court, Middle District of Florida, Orlando Division, QS Pharma, LLC v. TNI BioTech, Inc. n/k/a Immune Therapeutics, Inc., in which the named plaintiff claims that we breached various proposals between the parties. The plaintiff filed a Motion for Order of Default, which the court entered against the Company in favor of the plaintiff on December 15, 2014.

In December 2014, a claim was filed for breach of contract in the United States District Court, Southern District of Florida, Gary Gemignani v. Immune Therapeutics, Inc. f/k/a TNI BioTech, Inc., in which the named plaintiff claims that we breached a consulting agreement.  The plaintiff is seeking an amount of damages to be determined at trial, pre-judgment interest, an award of 1,000,000 shares of our common stock and an award of 1,000,000 shares of Cytocom Inc.

Item 4.                      Mine Safety Disclosures

Not applicable.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for quotation on the OTCQB marketplace under the symbol IMUN.  Our common stock began trading in November 1999 on OTC under the name Galliano International Ltd.  Trading under the name of TNI BioTech, Inc. commenced in March 2012 under the symbol TNIB.  The symbol was changed to IMUN on December 11, 2014. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated as reported by the OTC Markets Group, Inc.

Period
	Price Range
	High	Low
Quarter Ended December 31, 2014:	$0.38	$0.08
Quarter Ended:
September 30, 2014	$0.44	$0.16
June 30, 2014	$0.95	$0.19
March 31, 2014	$1.90	$1.56
Quarter Ended December 31, 2013:	$3.20	$1.01
Quarter Ended
September 30, 2013	$3.45	$0.68
June 30, 2013	$5.25	$2.99
March 31, 2013	$10.20	$4.00

Record Holders

As of March 16, 2015, we have approximately 688 stockholders of record of our common stock.

Dividends

The Company paid no dividends in 2014 or 2013.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On September 4, 2014, the Company’s shareholders approved the Company’s 2014 Stock Incentive Plan (“2014 Plan). The 2014 Plan is an important incentive for our employees and is critical to the Company’s ongoing effort to build shareholder value and align the interests of employees and directors with those of the Company’s shareholders. Equity awards are a significant part of the Company’s ability to attract, retain, and motivate our executives and employees whose skills and performance are critical to our success.

A total of 5,000,000 shares of the Company’s common stock has been reserved for issuance under the 2014 Plan.  Awards under the 2014 Plan may be made to employees, directors, consultants and advisors of the Company and any successor entity that adopts the 2014 Plan. Awards under the 2014 Plan may be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards.  Vesting of awards will be determined by our Board.  No more than 500,000 shares may be issued to a single participant pursuant to stock options and stock appreciation rights in a calendar year. Re-pricing of outstanding stock awards is not permitted under the 2014 Plan. The 2014 Plan will terminate upon the earlier of the adoption of a resolution of the Board terminating the 2014 Plan, or September 3, 2024.

Item 6.	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

 Immune Therapeutics, Inc. (the “Company”) was initially incorporated in Florida on December 2, 1993 as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs.  Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”).

On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all of the outstanding shares of TNI BioTech IP, Inc. On September 4, 2014, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc.   We filed our name change amendment with the Secretary of State of Florida on October 27, 2014 changing our name to Immune Therapeutics, Inc.

The Company currently operates out of Orlando, Florida. In July 2012, the Company’s focus turned to acquiring patents that would protect and advance the development of new uses of opioid-related immune- therapies, such as low dose naltrexone (“LDN”) and Methionine [Met5]-enkephalin (“MENK”). The Company’s therapies are believed to stimulate and/or regulate the immune system in such a way that they provide the potential to treat a variety of diseases.  We believe our therapies may be able to correct abnormalities or deficiencies in the immune system in diseases such as HIV infection, autoimmune disease, immune disorders, or cancer; all of which can lead to disease progression and life-threatening situations when the immune system is not functioning optimally.

Subsidiaries

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union).  The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development.  On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522.   In connection with the transaction, Cytocom Inc. issued 140,000,000 shares of its common stock to the Company, which has allowed the Company to retain a 51% stake in Cytocom Inc. until such time as funding for Cytocom Inc. closes.

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

We are focused on the development and commercialization of therapeutic treatments for cancer, HIV/AIDS and autoimmune diseases and immune disorders by combating these severe and fatal diseases through the stimulation and/or regulation of the body’s immune system. TNI’s growth strategy includes the near-term commercialization of its existing immunotherapies targeting cancer, Crohn’s disease and/or HIV/AIDS.

Financial Operations Overview

Revenue

The Company reported no revenues in the years ending December 31, 2014 and 2013.

The Company delivered and recorded revenues under its agreement with KRS in January 2015.  The Company also expects to derive revenues from the sale of its products in Malawi and Nigeria in the second half of 2015 under distribution and partnership agreements announced in 2012 and 2013.

Direct Expenses and Gross Margin

The Company incurred no direct expenses in 2014 and 2013.  In future, direct expenses will include the cost of finished product to be purchased from the Company’s contract manufacturers, sales incentives, associated travel, and inventory return charges.

Gross margin, which is gross profit as a percent of revenue, will be affected by a number of factors, including the type of product sold and the geographic region in which the sale is made.

Research and Development

The Company makes investments in research and development ("R&D) in support of ongoing proprietary product development programs to support its pipeline of new drug candidates. See Item 1. "Business" for a summary the current stage of development of our new drug candidates.  Expenses related to both direct research and to the use of outsourced research arrangements decreased in 2014 compared to 2013, as the Company was not able to raise the cash required to fund its planned research program in 2014.

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

Operating Expenses

Selling, general and administrative expenses primarily include salary and benefit costs for employees and contractors included in our sales, marketing, finance, legal and administrative organizations, professional services, insurance, unallocated travel expenses, telecommunications, impairment of intangibles, and office expenses. Professional services consist principally of recruiting costs, external legal, audit, tax and other consulting services.

Other Expenses, Net

Other expenses, net consists primarily of interest income on cash balances, and interest expense on borrowings. Interest expense will vary periodically depending on prevailing short-term interest rates.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

We had no revenues from operations for years ended December 31, 2014 and 2013.  We anticipate having revenues in 2015, commencing in the first quarter of 2015.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the years ended December 31, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Selling, general and administrative	$4,072	$5,337
Increase / (decrease) from prior year	$(1,265)	$3,969
Percent increase / (decrease) from prior year	(24)%	290%

For the years ended December 31, 2014 and 2013, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	2014	2013
Stock listing and investor relations expenses	$472	$55
Consulting and contractors	1,423	1,506
Payroll	1,103	1,004
Professional fees	818	1,097
Travel	244	428
Insurance	239	17
Charitable donations	(750)	750
Other expenses	523	480
	$4,072	$5,337

The decrease year over year in selling, general and administrative expense was attributable primarily to decreased sales and marketing activities to promote the manufacture and sale of the Company's products in South America and Africa, the return of stock previously issued for charitable donations, and the hiring of in-house counsel, which reduced the Company’s payments of professional fees.

In 2014, total cash spent on in selling, general and administrative expense was $4,822, compared to $4,637 for 2013, an increase of $185 or 4%.  Significant cash items included:

●
consulting services obtained  to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $1,423 in 2014, a decrease of $83 or 6% of  the $1,506 spent in 2013;

●	professional fees for legal, tax and accounting services in the amount of $818 in 2014, a decrease of $279 or 25% over the $1,097 spent in 2013;
●	payroll in the amount of $1,103 in 2014, an increase of $99 or 10% over the $1,004 spent in 2013; and
●	travel in the amount of $244 in 2014, a decrease of $184 or 43% of the $428 spent in 2013.

Research and development

R&D expenses and related percentages for the years ended December 31, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Research and development	$2,413	$2,461
Increase/ (decrease) from prior year	$(48)	$2,280
Percent increase/ (decrease) from prior year	(2)%	1,260%

The Company's R&D activities commenced in the third quarter of 2013, the Company having only completed the initial acquisition of MENK-related patents required for research in the second quarter of that year.  There was no spending on research and development during the first six months of 2013.

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

As of December 31, 2014, we had two compounds (IRT-101 and IRT-103) in research and development in oncology and Crohn’s disease, both of which are expected to move into Phase 3 clinical trials in 2015.

For the years ended December 31, 2014 and 2013, research and development expenses were made up as follows (dollar amounts in thousands):

	2014	2013
Contracted services	$641	$1,484
Patent expenses	466	123
Payroll	284	439
Trials	274	0
Professional fees	191	105
Supplies and materials	181	135
Rent	330	71
Travel	25	42
Conferences	21	0
Other	0	62
	$2,413	$2,461

Approximately 75% of the R&D spending in both 2014 and 2013 was on the development of LDN; the balance was spent on MENK.

Expenses for research and development in 2014 decreased by 2% compared to expenses in the same period in 2013. The decrease occurred mainly as a result of lower use of contractors for R&D services and lower payroll costs, which were offset by increases in costs for trials, higher payments for patents and licenses, and higher rent costs for premises leased to conduct R&D.

In 2014, total cash spent on R&D was $2,134, a decrease of $48 or 2% over the $2,461 spent in 2013.  Significant cash items included:

●	payments for contracted services ($641 in 2014, a decrease of $843 or 57% over the $1,484 spent in 2013), reflecting the decreased use of contractors to perform some of our research activities;
●	patent expenses ($466 in 2014, compared to $123 for 2013), reflecting increased costs incurred in 2014 to maintain licenses and patents acquired in 2013 and 2014;
●	legal fees ($191 in 2014, compared to $105 in 2013), incurred for the support and acquisition of patents and licenses;
●
rent ($51 in 2014, compared to $105  in 2013), for premises in Orlando and Maryland.  (An additional non-cash expense of $279 was charged to rent for a pending rent dispute.  The corresponding amount in 2013 was $0);

●	payroll ($284 in 2014, a decrease of $155 or 35% over the $439 spent in 2013), reflecting the reduction in the number of R&D employees in 2014 due to lack of funding; and
●	travel ($25 in 2014, a decrease of $17 or 40% over the $42 in 2013), also reduced due to lack of funding.

A significant non-cash  item in 2014 is a $279 charge to rent for a pending rent dispute.  The corresponding amount in 2013 is $0.

Stock issued for services

Amortization of accrued liabilities for stock issued for services G&A and related percentages for the years ended December 31, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014		2013
Prepaid consulting services G&A	$19,116		$55,236
Percentage increase/(decrease) from prior year	(65%	)	100%

The decrease in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services had been fully amortized prior to the end of 2014.

The number of shares issued for prepaid consulting services G&A in 2014 was 17,178,294 (20,903,000 in 2013).

Prepaid consulting services G&A 2014 consisted of the following:
Amortization of cost of stock issued prior to 2014 under G&A consulting contracts	$9,008
Amortization of cost incurred for new stock issued in 2014 under G&A consulting contracts entered into in 2013	9,008
Amortization of cost incurred for new stock issued in 2014 under G&A consulting contracts entered into in 2014	10,108

Amortization of accrued liabilities for stock issued for services R&D and related percentages in 2014 and 2013 were as follows (dollar amounts in thousands):

	2014		2013
Prepaid consulting services R&D	$5,126		$19,563
Percentage increase/(decrease) from prior year	(74%	)	100%

The decline in expense in 2014 reflects the reduction of the accrued liability of all shares issued for services that had been fully amortized prior to the end of 2014.

There were no new shares issued for prepaid consulting services R&D in 2014 (3,700,000 issued in 2013).

Prepaid consulting services R&D in 2014 consisted of the following:
Amortization of cost of stock issued prior to 2014 under R&D consulting contracts	$3,836
Amortization of cost incurred for new stock issued in 2014 under R&D consulting contracts entered into in 2013	(3,836)
Amortization of cost incurred for new stock issued in 2014 under R&D consulting contracts entered into in 2014	(0)

Warrant valuation expense

When the Company sells its stock to stockholders for cash, it periodically issues warrants to those stockholders to acquire additional stock at prices agreed at the date of the original sale.  The Company incurs a cost for the rights attached to the warrants, which is calculated using the Black-Scholes Model (see above 4. Capital Structure—Common Stock and Common Stock Purchase Warrants).  This expense is reported in the Condensed Consolidated Statements of Operations above as the Warrant valuation general and administrative expense.

In 2014, the Company issued 2,358,000 warrants to stockholders at an exercise price range of $0.14 to $1.50, for which it recorded an expense of $1,749.  In 2013, the Company issued 5,159,168 warrants to stockholders at an exercise price range of $1.00 to $15.00, for which it recorded an expense of $10,531.

Impairment of intangible assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360-10-05, “Property, Plant and Equipment.” In 2014, the Company determined that the carrying amount recoded for the acquisition of licenses and patents related to MENK were impaired, and recorded an impairment loss of $9,908,477.  No impairment losses were recognized for the year ended December 31, 2013.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements.  The increase year over year in depreciation and amortization expense reflects the fact that most of the Company's patents and licenses were acquired after October 1, 2012.

Depreciation and amortization expenses for the years ended December 31, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Depreciation expense	$2	$1
Amortization expense	$2,877	$2,852
Increase from prior year	$26	$1,283
Percentage increase from prior year	1%	45%

Interest Expense

Interest expense for the years ended December 31, 2014 and 2013 were as follows (dollar amounts in thousands):

	2014	2013
Interest expense	$388	$1,437
(Decrease) from prior year	$(1,049)	$1,410
Percentage (decrease) from prior year	(100%)	5,222%

Interest expenses are comprised of loan origination fees and interest owed by the Company.  The significant decrease in interest expense reflects the $425 decrease in notes payable in 2014 over 2013 and the cost of stock issued to pay interest owed on the notes.

Loss on settlement of debt (dollar amounts in thousands):

In 2014, certain lenders to the Company exercised their rights to convert all or a portion of their notes payable to equity. The Company also settled certain obligations in 2014 through the issuance of its common stock.  The Company recorded an expense of $4,285, reflecting the fair value of the 24,037,450 shares of common stock issued in exchange for notes and other obligations.  The corresponding expense in 2013 was $8,641, reflecting the fair value of the 1,567,103 shares of common stock issued in exchange for notes.

Liquidity (dollar amounts in thousands):

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $192 at December 31, 2014, compared to $407 at December 31, 2013.

We do not expect that our cash reserves will be sufficient to meet our operational needs and we will need to raise additional capital to pay for our operational expenses and provide for capital expenditures. In addition to the Company's operational expenses, which are estimated at $400,000 per month, we believe that we need approximately $7-15 million in the next twelve months to fully develop our products and for Phase III clinical trials for Crohn’s disease. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the years ended December 31, 2014 and 2013, net cash used in operating activities from continuing operations was $1,845 and $6,571, respectively. For the years ended December 31, 2014 and 2013, net cash used in investing activities from continued operations was $58 and $166, respectively. The reduction in 2014 is reflects lower costs for the maintenance of the patents and licenses.

During the year ended December 31, 2014 proceeds from the sale of stock and exercise of stock warrants totaled $2,232 compared to $6,553 for the corresponding period in 2013.  We also generated $1,394 from the issuance of notes payable in 2014 compared to $599 in 2013.  All repayments of notes payable in 2014 ($1,818, vs. $100 in 2013) were made in exchange for the Company’s common stock.

Our ability to continue as a going concern is dependent entirely on raising funds through the sale of equity or debt. We anticipate that we will continue our attempts to raise capital through private equity and debt transactions, by developing a credit facility with a lender, or through the exercise of options and warrants; however, such additional capital may not be available to us at acceptable terms or available at all. In the event that we are unable to obtain additional capital, we would be forced to cease operations altogether.

Off-Balance Sheet Arrangements

During the years ended December 31, 2014 and 2013, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2014 and 2013 and the report of Turner, Stone & Company, L.L.P. (“Turner”), our independent registered public accounting firm, are set forth on pages F-1 through F-18 of this Annual Report.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee, management concluded that, as of December 31, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

As of March 16, 2015, the number of voting members of our Board of Directors was five.  Our Non-Executive Chairman of the Board is a non-voting member of our Board.  The members of our Board of Directors as of March 16, 2015 are as follows:

Name	Age	Director Since	Position
Noreen Griffin	62	March 2012	Chief Executive Officer and Director
Dr. Nicholas Plotnikoff	87	March 2012	Non-Executive Chairman of the Board (non-voting director)
Christopher Pearce	71	March 2012	Director
Dr. Eugene Youkilis	76	March 2012	Director
Vincent Butta	53	January 2015	Director
Edward Teraskiewicz	68	January 2015	Director

The biographies of each director below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

Noreen Griffin – Ms. Griffin is one of our Founders and has served as our Chief Executive Officer and as a member of our Board of Directors since March 2012.  Ms. Griffin was a vital part of the acquisition of our patents and therapies involving MENK and LDN. She was involved with the inventors and patent holders for over five years before deciding to join the team that formed the Company.  Prior to joining our Board, Ms. Griffin was the sole officer and director of Supertrail Manufacturing Co., Inc., a private company in Aberdeen, Mississippi from 1998 to 2013.  Ms. Griffin was Chief Financial Officer of Environmental Remediation Holdings, Inc., a public reporting company in Lafayette, Louisiana from 1997 to 2014.  From 2004 to 2009, she was an advisor to Global Environmental Energy Corp, a public company, and assumed the role of sole officer for the purpose of the company’s bankruptcy.  From 2007 to 2013, Ms. Griffin was Chief Executive Officer of pH Solutions, a private company in Boston, Massachusetts.  Since 2008, Ms. Griffin has been a partner of Griffin Enterprises Group. The firm provides chief financial officer services to its clients on a part- time basis.  In that capacity, Ms. Griffin acted as sole officer and director for the bankruptcy of James M. Jost and Company Inc. and Avalon from 2010 through 2013.  Ms. Griffin has over 25 years of industry experience, having founded and led a number of startup companies. She has played an integral role in raising multiple rounds of private and venture capital funds on behalf of clients. Ms. Griffin has served as Chief Financial Officer and Vice President of a number of small public companies over the last 10 years. In addition, Ms. Griffin has significant experience in the administration of companies in bankruptcies.

Dr. Nicholas Plotnikoff – Dr. Plotnikoff has served as our non-voting, Non-Executive Chairman of the Board since March 2012.  Dr. Plotnikoff has a Ph.D. in Pharmacology and over 20 years’ experience in the pharmaceutical industry working in Pharmacology, Toxicology, and Clinical Research. Prior to joining our Board, Dr. Plotnikoff was a Professor of Pharmacology at the University of Illinois Medical Center in Chicago from December 1987 until his retirement in May 2008.  Dr. Plotnikoff formed TNI Pharmaceutical, Inc. in 1987, which became a public company in 1991. Dr. Plotnikoff served as its Chief Executive Officer and President for 20 years where he helped develop the immunological effects of MENK. He successfully managed the project teams that developed the new drug applications for Traxene (a Valium-like tranquilizer) and Cylert (a non-amphetamine psychostimulant).  Dr. Plotnikoff was responsible for the Phase I and Phase II trials for MENK in HIV/AIDS. In basic research, he was the first to identify the central nervous system effects of hypothalamic releasing factors (brain hormones), resulting in clinical development for treatment of depression and Parkinson’s disease. Dr. Plotnikoff has co-authored 25 publications with Dr. Andrew Schally, covering basic research in the field of depression and Parkinson’s disease. Dr. Plotnikoff was issued a number of international patents for the use of MENK in HIV/AIDS and cancer, which we acquired in 2012.

Christopher Pearce – Mr. Pearce has served as a member of our Board of Directors since March 2012.  Mr. Pearce served as our Chief Financial Officer from March 2012 until January 2013 when Peter Aronstam, our current Chief Financial Officer, was appointed.  Mr. Pearce also served as our Chief Operating Officer from January 2013 until January 2015 when our current President and Chief Operating Officer, Seth Elliott, was appointed.   Mr. Pearce was born in the United Kingdom and educated at Lord Wandsworth College and London University where he received his LLB (Bachelor of Law). He agreed to accept a position with us in late 2011 due to his 10-year history and involvement with Dr. Plotnikoff. Mr. Pearce is one of the founding principals of pH Pharmaceutical, Inc., a pharmaceutical company focused on the commercial application and licensing of a patented technology, and its affiliated company, pH Solutions, since its inception in December 2007.  Mr. Pearce has had an association with independent filmmakers for over 30 years. He was head of Cannon Group production and served as Chairman and Chief Executive Officer from 1991 to 1994.  Over the years as director, chief operating officer and chief executive officer at Cannon Group, Mr. Pearce managed more than 5,000 employees worldwide and $500,000,000 in revenue per annum.  His responsibilities included running large operations that required sourcing products and services, contract negotiation, marketing and advertising, scheduling, warehousing and inventory management and employee oversight.  When he left Cannon Group in 1994, he began working for Global Pictures, Inc.   Mr. Pearce retired from filmmaking in 2000 and has since worked as an advisor on numerous projects.

Dr. Eugene Youkilis – Dr. Youkilis has served on our Board of Directors since March 2012 and was our President from March 2012 until January 2015, when Seth Elliott was appointed as our President and Chief Operating Officer.  Dr. Youkilis has a Ph.D. in Toxicology and is a Diplomate of the American Board of Toxicology. He was President and Founder of Clinical Bio-Tox Laboratories, Inc. from 1973 until 1978, Director of Toxicology and Immunobiology at Baxter International from 1982 until 1986, Laboratory Section Chief and Director at Stroger Hospital (formerly Cook County Hospital), from 1993 until 2007, where he was also a member of the Cook County Bureau of Health Services Institutional Review Board (IRB) and has been a Principal Associate with Toxicology Resource Associates, Inc. since May 2007. Dr. Youkilis has provided consulting services to industry organizations, research facilities and the legal profession in the areas of forensic, clinical and industrial/occupational toxicology. Dr. Youkilis has over 25 years of experience in the pharmaceutical and healthcare industry working in Toxicology, Pharmacology and Clinical Research. Dr. Youkilis was a Senior Research Investigator with G. D. Searle & Company. Dr. Youkilis is the author or co-author of over 25 presentations and publications. He began working with Dr. Nicholas Plotnikoff in 1983 on the patented technology we acquired for the treatment of HIV/AIDS and cancer patients. Dr. Youkilis is a Member of the Society of Toxicology, American Association for Clinical Chemistry and a Fellow of the American Academy of Forensic Sciences.  Since his retirement from John H. Stroger Hospital in 2007 and until we acquired the patented technology, Dr. Youkilis worked closely with Dr. Plotnikoff on the development of this patented technology. Specifically, he worked to acquire pertinent clinical data, obtain and enhance the patent coverage and raise funds for clinical trials.  Dr. Youkilis has worked in an operational, scientific, and business capacity for over 25 years. He has been responsible for the administrative and technical aspects of a hospital STAT and outpatient clinic laboratories and has provided laboratory supervisors with direction and assistance to assure that the laboratories complied with all required regulations. He was responsible for the scientific and technical personnel and operations of a large independent forensic urine drug-testing laboratory with clientele including many large corporations. He has assured that companies maintain strict adherence to all applicable aspects of current forensic toxicology principles and utilized state of the art methods and instrumentation. Dr. Youkilis initiated a comprehensive quality assurance/quality control program to position a company’s laboratories for a rigid certification process. He has budgeted, managed and planned aspects of all general and special toxicity studies within various programs.  He supervised all phases of the studies including protocol design, implementation, and reporting aspects.

Vincent Butta – Mr. Butta has served on our Board since he was appointed in January 2015 to fill a vacancy.  Mr. Butta is a visionary executive business leader with a 30-year track record in operations, executive management, technology, supply chain management, marketing, sales management, brand creation, licensing, digital and social media, and strategic planning.  Mr. Butta is currently the Chief Executive Officer and member of the Board of Directors of Engagement Media, LLC, where he has helped the company secure funding, implement a new business strategy, and execute strategic relationships and opportunities.  In addition, Mr. Butta has grown revenue and established company branding with several large media partners.   He was previously the Executive Vice President and Chief Marketing Officer of DOTS, LLC, where he helped expedite the company’s sale and assisted in elevating awareness, initiating e-commerce, and a retail expansion strategy from January 2009 to August 2011.   Mr. Butta also served as Executive Vice President and Chief Marketing Officer of Steve and Barry’s Sportswear from March 2005 to July 2009, where he managed and led the creation and operations of key product lines and the rollout of licensed and celebrity brands products including all apparel, eyewear, accessories, and beauty as well as all marketing, PR, branding, creative, promotion, e-commerce and partnership marketing.  From April 2003 until March 2005, as President of Dashing Diva, Mr. Butta managed all day to day operations, structured and executed global distribution agreements, provided oversight of branding/marketing and led the rollout of Dashing Diva’s salon franchises in the US, Korea, Europe and Japan.  In addition, Mr. Butta piloted in-store concepts with Macy’s and Sephora and created a retail product line and e-commerce site.  Mr. Butta is a graduate of Pepperdine University.

Edward Teraskiewicz – Mr. Teraskiewicz has served on our Board since January 2015.  He has over 35 years of financial services experience. From 1992 to 2004, Mr. Teraskiewicz was 50% owner Co-Founder, Chief Executive Officer and Director of Prebon Yamane International Limited, one of the world’s pre-eminent money brokerage firms, with over 1700 employees in 17 cities around the world with revenue over $500,000,000 annually. Having retired from daily operations at the end of 1994, he continued his involvement with Prebon Yamane as a member of the Board of Directors of Fulton Prebon Group U.K., the holding company which owns the money brokerage business, until October 2004, at which time he resigned from the Board upon a merger with Collins, Steward, Tullett. Since 2004, Mr. Teraskiewicz has been overseeing and managing various residential real estate development projects and has been an investor in numerous other projects in the music and financial industry.  Mr. Teraskiewicz is a graduate of the American Institute of Banking, having commenced his career as a trainee at Citibank in 1964. In 1970, he joined Mabon, Nugent & Co., a New York Stock Exchange member firm, where he advanced to the rank of Senior General Partner. Mr. Teraskiewicz is an experienced investor, having developed several residential sub-divisions and luxury estate home projects in the United States, as well as pursuing other transactions around the world.

Executive Officers

Biographical information concerning Noreen Griffin, our Chief Executive Officer, is set forth above.  Biographical information concerning our other executive officers is set forth below.

Seth Elliott – Mr. Elliott, age 45, was appointed President and Chief Operating Officer of our company in January 2015.  Mr. Elliott has spent more than 15 years as a founder or senior executive of emerging growth and middle market enterprises. He has helped to accelerate corporate growth in diverse markets, on behalf of a variety of companies through economic conditions ranging from boom to bust, developing a rare combination of experience, vision, leadership and business intuition.  Mr. Elliott started his position as Chief Strategy Officer of Engagement Media Technologies in 2011 after he was recruited by investors to pivot the business model, optimize the product and reposition the company’s efforts to focus on marketing activation, research and intelligence. He proved a key leader in the company’s turnaround and was instrumental in securing critical business development partnerships and managing several key acquisitions.  From 2011 to 2012, as Vice President, Business Development for FastCall, Mr. Elliott collaborated on business model ideation and evaluate strategy in regards to product-market fit for this venture backed marketing automation enterprise. Mr. Elliott managed each step in the business development deal process from strategy/planning, pipeline development, prospecting, outreach, terms negotiation, contract drafting and negotiation and implementation.  As the founder of Pegasus Advisory group in 2004, a consulting organization, he provided business development and advisory services to emerging growth companies. On behalf of RedBlizzard, a proprietary Silverlight animation suite, he created a product launch plan, including coordinating outreach to key Microsoft MVP’s for testing and review. He classified business development segments, identified target opportunities, approached appropriate individuals and formulated relevant business development offerings in conjunction with the CEO of CityPockets, a NYC venture backed startup in the Daily Deal space.  While advisor and Director of Copyright Control Services, Mr. Elliott arranged a $25 million sale of the company to a NASDAQ listed firm. He founded Sneakers.com, an internet sports retailer, and secured a team that included the Founding CEO of The Sports Authority, the former CEO of K-Mart stores and the Vice Chairman of The North Face.

Peter Aronstam – Mr. Aronstam, age 62, has been our Chief Financial Officer since January 2013.  Mr. Aronstam brings more than 30 years of experience in accounting, finance, banking, international trade and law to his clients. His career is marked by a progression of senior finance roles with growth and performance-driven enterprises, from start-up technology and internet companies to chief financial officer roles with small service providers to very large international manufacturers to global banks. Mr. Aronstam has advised publicly-held and privately-owned businesses since 1978, providing both full-time and part-time CFO services. His background includes start-up VC-backed entrepreneurial companies, manufacturing technology and service companies, serving as a public-company CFO, corporate and international banking in major multinational banks, managing HR and IT functions, and raising more than $500,000,000 in debt and equity for his companies and their customers.  From 2001 to 2006, Mr. Aronstam was the Chief Financial Officer of Airspan Networks, Inc., a public reporting company in Boca Raton, Florida. He also was the CFO of private company Mainstream Holdings, LLC in West Palm Beach, Florida from 2007 to 2008 and private company The Neptune Society in Plantation, Florida from 2008 to 2009. Since 2010, Mr. Aronstam has been a partner of B2B CFO Partners, LLC, doing business as B2B CFO©. The firm provides CFO services to its clients on a part time basis.  Born and educated in South Africa, Mr. Aronstam earned his Bachelor of Commerce, Bachelor of Law and PhD from the University of the Witwatersrand in South Africa.  Mr. Aronstam has worked in South Africa, Canada, and Florida.

Dr. Fengping Shan – Dr. Shan, age 56, has been our Chief Science Officer since March 2012 and was a member of our Board from March 2012 until September 2014.  Dr. Shan has a Ph.D. in Microbiology and Tumor Immunology. Dr. Shan is Professor of Immunology and Vice Director of the Institute of Immunology, China Medical University, in Shenyang, China.  He has been with the University from 2006 to present.  Dr. Shan was the Senior Scientist for Penta Biotech from 2000 to 2006, Chief Scientist for the China Liaoning Institute of Microbiological Science from 1995 to 2000 and studied at the National Cancer Research in Paris, France from 1990 to 1994. Dr. Shan has authored 90 publications, been issued 11 patents, and is the unique inventor of a thrombolytic enzyme from the earthworm. From 2000 to present, Dr. Shan has worked both in the United States and China on the clinical trials with Dr. Nicholas Plotnikoff involving new immunotherapies for the treatment of cancer. Based on the trials, a number of patents were filed in China beginning in 2009 and 2010, and approved in 2011.

Dr. Angus Dalgleish – Dr. Dalgleish, age 65, has been our Chief Medical Officer and Director of Research and Development since June 2013.  Dr. Dalgleish is currently a Research Director at Onyvax Ltd., a privately funded biotechnology company he founded in 1997, which focuses on developing cancer vaccines. Dr. Dalgleish is a specialist in cancer immunology and HIV. He studied medicine at University College London where he obtained an MBBS and a BSc in Anatomy. He is a Fellow of The Royal College of Physicians of the UK and Australia, Royal College of Pathologists and The Academy of Medical Scientists. He also trained in Internal Medicine and Oncology in Brisbane and Sydney. Following an interest in how viruses caused cancer, he undertook a PhD with Professor Robin Weiss, a FRS at the Institute of Cancer Research and Royal Marsden Hospital before becoming a senior clinical scientist at the MRC Clinical Research Center in Northwick Park. He was appointed to Foundation Chair of Oncology at St. George’s University of London in 1991. His main interests there have been the immunology of cancer and the development of immunotherapies to treat, in particular, melanoma.  Dr. Dalgleish currently sits on 8 editorial boards; he has published over 300 peer-reviewed papers and authored or co-authored over 70 chapters in medical books. He is the co-editor of 5 medical books. He has been on numerous grant committees and is currently on the European Commission Cancer Board.  Dr. Dalgleish’s career to date includes several key oncological discoveries that stemmed from an original interest in the pathogenesis of cancer. Some of these discoveries include: confirmed the link between Hepatitis B and liver cancer in native Australians, showing through the use of newly available sensitive assays that most instances were not due to alcohol as claimed before; co-discovered the CD4 receptor for HIV; published the first paper linking Slim Disease in East Africa with HIV; developed the theory of pathogenesis that HIV only causes AIDS by immune activation and not by cytopathic killing; and investigated anti-idiotype and allogeneic based vaccines for HIV and then applied the theory to cancer; pioneered melanoma vaccines in the U.K. (Megavax and CancerVax) and adapted this approach to prostate cancer.

Dr. Joseph M. Fortunak – Dr. Fortunak, age 60, has been our Vice President of Global Research and Development and Chemical Development since April 2013.  He graduated from the University of Wisconsin-Madison with a PhD in Organic Chemistry. After spending time holding a postdoctoral position at Cambridge University, he spent over 20 years in the pharmaceutical industry, most recently as Director and Head of Global Process Research and Development at Abbott Laboratories, from 2000 to 2004.  Before taking the position at Abbott Laboratories, from 1983 to 1993, Dr. Fortunak worked as Associate Senior Research Investigator, Senior Research Investigator, and Assistant Director for Smith Kline Beechman (GlaxoSmithKline), and from 1993 to 2000 was the Associate Director, Director, Senior Director, and Executive Director of DuPont Pharmaceutical Company.  In 2004, Dr. Fortunak assumed the position of Associate Professor of Chemistry and Pharmaceutical Sciences at Howard University in Washington, D.C., with a goal of developing an international program for cGMP practices worldwide.  Dr. Fortunak has extensive experience dealing with the FDA and other regulatory agencies and has worked on industry initiatives (PQRI, BACPAC I & II) as a member of the PhRMA API Technical Group.  He has significantly contributed to new drug development for illnesses including Malaria, Parkinson's disease, Ovarian, Breast and Small-Cell Lung cancer, Hypertension and Congestive Heart Failure, AIDS (NNRTI), Breast and Ovarian cancer and Kaposi’s sarcoma and AIDS (NRTI).  In addition to his other work, Dr. Fortunak is a consultant for the Clinton Foundation’s HIV/AIDS Initiative (CHAI) and the World Health Organization; advising these organizations on pricing and production of antiretroviral drugs as well as advising generic manufacturers of antiretroviral drugs on the requirements for cGMPs, general strategies for process development and route discovery for the production of API.

Board Committees

At December 31, 2014, we had not yet established an audit committee, compensation committee, or nominating committee.  During 2014, the functions ordinarily handled by these committees were handled by our entire Board.   In February of 2014, the Board authorized formation of and adopted charters for an audit committee, compensation committee and nominating committee. As of the date of filing this annual report, no members were appointed to the audit committee, compensation committee or nominating committee. The audit committee, compensation committee and nominating committee have not yet held any meetings.

Family Relationships

There are no familial relationships between any of our officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Director Independence

The Company is not currently listed on any national securities exchange that has a requirement that the board of directors be independent. At this time, Mr. Butta and Mr. Teraskiewicz are “independent directors” as that term is defined under the rules of the NASDAQ Capital Market.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees and officers, and the members of our Board of Directors. The Code of Ethics is available on our corporate website at www.immunetherapeutics.com. You can access the Code of Ethics on our website by first clicking “About Us” and then “Corporate Governance.”  Any amendment to or waiver of the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2014, the Reporting Persons met all applicable Section 16(a) filing requirements, other than (i) all of our executive officer and directors who were not timely with respect to the filing of their Initial Statements of Beneficial Ownership of Securities on Form 3 necessitated by the filing and effectiveness of our Form 10, (ii) Dr. Youkilis, who was not timely with respect to the Statement of Changes in Beneficial Ownership of Securities on Form 4 necessitated by the September 30, 2014 acquisition of shares in full satisfaction of a $22,170.78 balance owed by the Company in connection with his employment as our President and the December 23, 2014 acquisition of shares from the Nicholas P. Plotnikoff Family Trust pursuant to a Second Amended Plan of Liquidation approved by the U.S. Bankruptcy Court for the District of Delaware due to Dr. Youkilis’s status as an unsecured creditor, and (iii) Mr. Pearce, who was not timely with respect to the Statement of Changes in Beneficial Ownership of Securities on Form 4 necessitated by the November 25, 2014 transfer of shares in connection with Mr. Pearce obtaining certain discovery records on our behalf and the December 23, 2014 acquisition of shares from the Nicholas P. Plotnikoff Family Trust pursuant to a Second Amended Plan of Liquidation approved by the U.S. Bankruptcy Court for the District of Delaware due to Mr. Pearce’s status as an unsecured creditor.

Item 11.	Executive Compensation

The following table summarizes the annual compensation of our Named Executive Officers (defined below), as of December 31, 2014. “Named Executive Officers,” consistent with Item 402(m) of Regulation S-K promulgated under the Exchange Act, include: (i) the Company’s Principal Executive Officer and individuals acting in a similar capacity during fiscal year 2014, regardless of compensation level; (ii) the Company’s two most highly compensated executive officers other than the Principal Executive Officer who were serving as executive officers at the end of fiscal year 2014; and (iii) up to two additional individuals who would have been included under (ii) above but for the fact that the applicable individual was not serving as an executive officer of the Company at the end of fiscal year 2014.

The Officers receive an annual salary as described in the table below for the services rendered on behalf of the Company.

Name and Principal Position	Year	Salary		Bonus	Stock Awards		Option Awards	All Other Compensation		Total ($)

Noreen Griffin	2014	$364,583	(5)	$—	$—	(1)	$—	$18,000	(2)	$382,583
Chief Executive Officer	2013	$341,667		$—	$—		$—	$18,000		$359,667

Christopher Pearce	2014	$272,344	(5)	$—	$—	(3)	$—	$18,000	(4)	$290,344
Chief Operating Officer, Director (*)	2013	$259,375		$—	$—		$—	$18,000		$277,375

Peter Aronstam (*)	2014	$60,000		$—	$—		$—	$32,007	(6)	$92,007
Chief Financial Officer	2013	$60,000		$—	$—		$—	$152,250		$212,750

Dr. Fengping Shan	2014	$30,000		$—	$140,000	(7)	$—	$—		$170,000
Chief Science Officer	2013	$60,000		$—	$—		$—	$—		$60,000

Dr. Angus Dalgleish	2014	$50,000		$—	$175,000	(8)	$—	$—		$225,000
Chief Medical Officer	2013	$75,000		$—	$—		$—	$—		$75,000

(1)    In accordance with her employment agreement dated March 21, 2012, the Company acknowledged that Ms. Griffin and her designees had received 3 million shares as founders stock.  The Company recognized an expense of $5,000 for the year ended December 31, 2012 related to the issuance of stock.  Ms. Griffin or designees will receive an additional 2 million shares at par value when the Company commences deliveries of LDN product.

(2)    The Company pays Ms. Griffin $1,500 per month for unaccountable expenses during each month of the term of her employment agreement.  Unaccountable expenses refer to costs incurred by Ms. Griffin in the course of business that are not required to be reported on a monthly expense report.  These costs include expenses incurred related to international travel.

(3)    In accordance with his employment agreement dated January 2, 2012, the Company acknowledged that Mr. Pearce had received 2 million shares as founders stock, and would receive an additional 2 million shares at par value as part of a signing bonus.  The 4,000,000 shares were recorded at par value which was determined to be the fair market value as of the date of the employment agreement. The Company recognized an expense of $4,000 for the year ended December 31, 2012.  As of December 31, 2014, the Company had issued all 4,000,000 shares.

 (4)   The Company pays Mr. Pearce $1,500 per month for unaccountable expenses during each month of the term.  Unaccountable expenses refer to costs incurred by Mr. Pearce in the course of business that are not required to be reported on a monthly expense report.  These costs include expenses incurred related to international travel.

(5)    In 2013 and 2014, Ms. Griffin and Mr. Pearce agreed to defer a portion of their salaries until the Company had sufficient income to pay them in cash in full.  At December 31, 2014, the amounts deferred were $407,593 and $256,343 respectively ($332,141 and $239,405, respectively, at December 31, 2013).

(6)    In December 2014, Mr. Aronstam received warrants to purchase 250,000 shares of the Company’s common stock for $0.14 per share, together with warrants to purchase 250,000 shares of Cytocom Inc. for $0.14 per share.  The warrants expire in December 2019.  The warrants were recorded at $31,909 and $98  respectively, which was determined to be the fair value as of the date of the warrant grants.  In December 2013, Mr. Aronstam received a warrant to purchase 75,000 shares of the Company’s common stock for $1.00 per share.  The warrant expires in December 2018. The warrant was recorded at $152,250, which was determined to be the fair value as of the date of the warrant agreement.

(7)   In  2014, Dr. Shan received 500,000 shares of the Company’s common stock.  The stock was recorded at $140,000, which was determined to be the fair value as of the date of the stock award measured based on the closing fair market value of the Company’s common stock on the date of award.  250,000 of the shares were issued in lieu of payment of cash compensation to Dr. Shan.

(8)   In  2014, Dr. Dalgleish received 1,500,000 shares of the Company’s common stock, which were issued in lieu of payment of cash compensation to Dr. Dalgleish for services provided.

(*)   Mr. Pearce was the Chief Financial Officer of the Company during the 2012 term. He was appointed Chief Operating Officer on January 1, 2013 when Mr. Aronstam was appointed Chief Financial Officer.  Mr. Pearce resigned his position as Chief Operating Officer on January 13, 2015, when he was replaced in that capacity by Mr. Elliott.

Employment and Related Agreements

Noreen Griffin, the Company’s Chief Executive Officer, entered into an employment agreement with the Company in March 2012.  The agreement has an initial two-year term and automatically renews for additional one-year periods at the election of our Board, unless sooner terminated in accordance with the agreement.  The agreement provides for payment of an annual salary of $275,000, increasing by 5% per year during the term, payment of a monthly auto allowance of $1,500, payment for medical and insurance benefits, and payment of annual bonuses as determined by the Company.  Ms. Griffin is also entitled to receive 2 million shares of the Company’s common stock when the Company commences shipments of its LDN product, in addition to the 3 million founder shares to which Ms. Griffin was already entitled.  The agreement entitles Ms. Griffin to certain payments if more than 50.1% of the Company’s issued stock is acquired in a merger.  The agreement was amended in March 2013, increasing Ms. Griffin’s annual salary to $350,000.

In accordance with a consulting agreement effective December 17, 2014 between the Company and The SeVin Group LLC (“SeVin”), Seth Elliott was appointed as the Company’s President. Effective January 13, 2015, our Board of Directors formally appointed Seth Elliott as President and Chief Operating Officer.  SeVin is owned by Mr. Elliott and Mr. Butta, who was appointed a Director of the Company on January 13, 2015.  For the initial one-year term of the agreement, Mr. Elliott and Mr. Butta are each required to provide the Company with the equivalent of 15 man-days of work per month to provide the services defined in the agreement.  In accordance with the agreement:
a.	In return for those services, the Company is required to make monthly cash payments of $20,000 to SeVin for the first six months of the agreement.
b.	Should the agreement continue beyond the first six months to the end of the term, the Company must make a cash payment of $25,000 each month to SeVin for the subsequent six months of the agreement.
c.
Either party may cancel the agreement by giving 60 days’ notice prior to the six-month anniversary of the agreement. Should this agreement be cancelled, Mr. Elliott and Mr. Butta must provide the Company with transition services prior to the cancelation date without further compensation, and they are required to resign from all their respective positions effective as of the cancellation date.

d.	The Company is required to issue 2,500,000 restricted shares of common stock of the Company. Such shares must be issued and vested as follows:
i.	625,000 of the shares issued to Seth Elliott within 15 days from December 17, 2014, such shares to vest immediately upon issuance.
ii.	625,000 of the shares issued to VBC Group LLC within 15 days from December 17, 2014, such shares to vest immediately upon issuance.
iii.	375,000 of the shares issued to Seth Elliott, such Shares to vest 120 days from December 17, 2014.
iv.	375,000 of the shares issued to VBC Group LLC, such Shares to vest 120 days from December 17, 2014.
v.	250,000 of the shares issued to Seth Elliott, such shares to vest upon the six-month anniversary of this agreement so long as the agreement has not been previously canceled.
vi.	250,000 of the shares issued to VBC Group LLC, such shares to vest upon the six-month anniversary of the agreement so long as the agreement has not been previously canceled.
e.
Notwithstanding the above, prior to the six-month anniversary of the agreement, so long as the agreement has not been previously canceled, all of the shares vest immediately in the event of a sale of the Company or change of control transaction, as defined in the agreement.

SeVin is entitled to the following success fees under the agreement: (i) success fees for the introduction of a customer that leads to a sale by the Company without further involvement by SeVin in an amount equal to two percent of the annual amount of the sales agreement, payable annually for the first two years of the sales agreement and an additional three percent of the annual amount of the sales agreement, payable annually for the first three years of the sales agreement; (ii) success fees for the introduction of strategic relationship(s) that conduct business with the Company in an amount equal to five percent of the annual amount of any strategic relationship agreement, payable annually for the first two years of any such agreement(s); and (iii) success fees in the amount of five percent of the realized value of any distribution agreement on a paid-when-paid basis, i.e., when the Company receives any payments under such agreement(s).

Christopher Pearce, previously the Company’s Chief Operating Officer, entered into an employment agreement with the Company in January 2012.  The agreement has an initial two-year term and automatically renews for additional one-year periods at the election of our Board, unless sooner terminated in accordance with the agreement.  The agreement provides for payment of an annual salary of $250,000, increasing by 5% per year during the term, payment of a monthly auto allowance of $1,500, payment for medical and insurance benefits, and payment of annual bonuses as determined by the Company.  At signing, Mr. Pearce was also entitled to receive 2 million shares of the Company’s common stock, in addition to the 2 million founder shares to which Mr. Pearce was already entitled. The agreement entitles Mr. Pearce to certain payments if more than 50.1% of the Company’s issued stock is acquired in a merger.

Peter Aronstam, our Chief Financial Officer, entered into a services agreement with the Company on December 15, 2014.  The agreement expires on December 14, 2015, unless sooner terminated in accordance with the agreement.  Pursuant to the agreement, Mr. Aronstam is required to devote twenty-five hours per month to carry out the chief financial officer services identified in the agreement.  The agreement provides for a monthly payment of $5,000 and requires the Company to issue Mr. Aronstam a warrant, which is exercisable for five years, to purchase 250,000 shares of our common stock at an exercise price of $0.14 per share.

Outstanding Equity Awards at Fiscal Year-End

Warrants were granted to Mr. Aronstam in December 2014 to acquire 250,000 shares of common stock of the Company and 250,000 shares of common stock of Cytocom Inc. at a price of $0.14 each.  The warrants expire on December 14, 2019.

Summary Director Compensation Table

The following table shows information regarding the compensation earned or paid during 2014 to Non-Employee Directors who served on the Board during the year. The compensation paid to Ms. Griffin, Mr. Pearce, Dr. Youkilis and Dr. Shan is shown under “Executive Compensation” and the related explanatory tables. Ms. Griffin, Mr. Pearce, Dr. Youkilis and Dr. Shan did not receive any compensation for their service as members of the Board.

Name and Principal Position	Year	Fees Paid or Earned in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-equity incentive plan compensation	Non-qualified incentive plan compensation	All Other Compensation ($)	Total ($)

Dr. Nicholas Plotnikoff	2014	15,000	—		—	—	—	—	15,000
Non-Executive Chairman of the Board

Dr. Gloria B. Herndon,	2014	75,000	102,000	(1)	—	—	—	—	177,000
Director*

(*)   Dr. Herndon’s position as Director ended on September 4, 2014.

(1) In August 2014, Ms. Herndon received 250,000 shares of the Company’s common stock.  The stock was recorded at $102,000, which was determined to be the fair value as of the date of the stock award measured based on the closing fair market value of the Company’s common stock on the date of award.

All members of the Board of Directors who are not our employees, or Non-Employee Directors, currently receive an annual retainer of $60,000 per year, payable monthly in arrears, except Vincent Butta who receives the payment described in detail above under "Employment and Related Agreements." In addition, Non-Employee Directors are eligible to receive stock upon their appointment to the Board.  Certain members of the Board of Directors are also entitled to receive an annual payment of Company shares for their services.  Certain Board members waived payment of fees and stock for 2014.  We do not currently have minimum stock ownership guidelines for Non-Employee Directors.

We reimburse Non-Employee Directors for actual out-of-pocket costs incurred to attend board meetings.  No additional compensation is paid for attendance in person or by telephone at board meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of March 16, 2015 (the “Determination Date”) by: (i) each current director of our company; (ii) each of our named executive officers; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of the Determination Date, through the exercise of any option, warrant or similar right (such instruments being deemed to be “presently exercisable”). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of presently exercisable options and warrants are considered to be outstanding. These shares, however, are not considered outstanding as of the Determination Date when computing the percentage ownership of each other person.

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 140,568,196 shares of common stock outstanding as of the Determination Date. Unless otherwise indicated, the business address of each person in the table below is c/o Immune Therapeutics, Inc., 37 North Orange Avenue, Suite 607, Orlando, Florida 32801.

Name and Address	Amount of Beneficial Ownership		Percentage of Class %

Dr. Nicholas Plotnikoff, Non-Executive Chairman of the Board	6,650,000	(1)	4.7
Eugene Youkilis, Director	2,121,808	(2)	1.5
Noreen Griffin, Chief Executive Officer and Director	4,317,710	(3)	3.1
Vincent Butta, Director	1,250,000	(4)	*
Christopher Pearce, Director	3,776,125	(5)	2.7
Edward Teraskiewicz, Director	0		*
Seth Elliott, President and Chief Operating Officer	1,250,000	(6)	*
Peter Aronstam, Chief Financial Officer	325,000	(7)	*
Dr. Fengping Shan, Chief Science Officer	2,264,999		1.6
Dr. Angus Dalgleish, Chief Medical Officer and Director of R&D	1,750,000	(8)	1.2
Dr. Joseph M. Fortunak, VP of Global R&D and Chemical Development	1,000,000		*
Robert J. Dailey (9)	10,917,324		6.6

All directors and officers as a group (11 persons)	35,622,966		25.3
_________________
(1)
These shares are held by the Plotnikoff Family Trust. An additional 700,000 shares are in the process of being transferred from the Plotnikoff Family Trust to a trustee in the TNI Pharma bankruptcy.  The trust does not have any beneficial ownership of these shares, nor does it control or direct their voting interests in any manner or have dispositive control.

(2)	Represents 1,000,000 shares held in the name of CDR Youkilis, LLC, of which Eugene Youkilis is the manager; and 1,121,808 shares held by Eugene Youkilis, individually.

(3)
Represents 704,009 shares held in the name of Griffin Enterprises Group, Inc., which is 50% owned and managed by Robert Wilson, Ms. Griffin’s son; 2,685,000 shares held by the Griffin Family Trust, an irrevocable trust that is not managed by Ms. Griffin; and 928,701 shares held by Noreen Griffin, individually.

(4)
Under our agreement with The SeVin Group LLC, an entity in which Mr. Butta is a managing member, we are required to issue 1,250,000 restricted shares of our common stock to The VBC Group LLC, which is 10% owned by Mr. Butta and 90% owned by Mr. Butta’s spouse. The shares will be issued as follows: (i) 625,000 shares, which were issued and vested on January 13, 2015; (ii) 375,000 shares, which vest 120 days from December 17, 2014; and (iii) 250,000 shares, which vest upon the six-month anniversary of the agreement so long as the agreement has not been previously canceled.

(5)	1,876,125 shares are held by Mr. Pearce individually; and 1,900,000 shares are held by the Pearce Family Trust over which Mr. Pearce has no voting or dispositive control.

(6)	Under our agreement with The SeVin Group LLC, an entity in which Mr. Elliott is a managing member, we are required to issue 1,250,000 restricted shares of our common stock to Mr. Elliott. The shares will be issued as follows: (i) 625,000 shares, which were issued and vested on January 13, 2015; (ii) 375,000 shares, which vest 120 days from December 17, 2014; and (iii) 250,000 shares, which vest upon the six-month anniversary of the agreement so long as the agreement has not been previously canceled.

(7)
Represents warrants to purchase 325,000 shares of common stock for prices of $1.00 (75,000 shares) and $0.14 (250,000 shares) per share until December 2018 (75,000 shares) and December 2019 (250,000 shares).  In addition, Mr. Aronstam holds a warrant to purchase 250,000 shares of Cytocom Inc. at $0.14 per share until December 2019.

(8)	Represents 1,500,000 shares held by the Angus Dalgleish Family Trust and 250,000 shares held by Angus Dalgleish Consulting Ltd., which is owned by Dr. Dalgleish.

(9)	Mr. Dailey’s address is 401 First Street, Los Altos, California 94002.

(*)	Beneficial ownership of less than 1.0 percent is omitted.

Item 13.                       Certain Relationships and Related Party Transactions

In 2012, Webfoot, Inc. provided a loan to the Company in the amount of $121,128. Webfoot, Inc. is owned by the son of Noreen Griffin, the Company's Chief Executive Officer. On February 21, 2013, the Company entered into a formal loan agreement to evidence the amount owed by the Company. In the nine months ended September 30, 2014, the Company repaid $40,000 of the loan.  On September 30, 2014, the remaining balance of $71,128 owed under the agreement, together with accrued and unpaid interest totaling $10,212, was converted into 813,404 shares of the Company’s common stock in full and final settlement of the loan.  The loss on conversion was $162,681.

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

On January 3, 2013, the Company formalized the terms under which Kelly O’Brien Wilson, the daughter-in-law of Noreen Griffin, the Company's Chief Executive Officer, is employed. Ms. Wilson had been working with the Company since 2012 and her three-year employment agreement is effective as of December 1, 2012. The terms of the agreement define her base salary, a grant of a common stock, and health insurance coverage. Ms. Wilson was issued 500,000 shares of common stock of the Company in January 2014.  In 2014, the Company paid compensation to Ms. Wilson totaling $157,582.

In May 2013, the Company executed a Patent License Agreement with Professor Fengping Shan.  The Company obtained exclusive rights to develop and commercialize the licensed technology.  The licensed technology is the intellectual property developed and owned by Professor Shan (i) relating to the treatment of a variety of diseases and conditions with MENK including multiple forms of lymphoma and cancer and (ii) a treatment method for humans infected with the HLTV-III (AIDS) virus including AIDS and AIDS related complex (ARC).  The licensed technology includes the methods and formulations for these treatments including but not limited to all INDs, communications with regulatory agencies, patient data, and letters relating to these treatments.  The licensed technology also includes the following patents: 200710158742.7 MENK, its application is in treating leukemia and other blood cancers; No. 200710051586.4 MENK, its application is in preparation of human and animal vaccines; No. 200610046249.1, a nasal spray formulation containing MENK; No. 201210290150.1 LDN, combined with MENK, its application is in preparation of an anticancer drug (Pending); No. 201210302259.2 LDN, combined with MENK, its application is in preparation of leukophoresis for anticancer (Pending); No. 200810229085.5 Compound MENK as a drug for colon cancer and pancreatic cancer; No. 200910011030.1, Naltrexone as well as analougues being anticancer drug. In August 2014, Professor Shan executed an Assignment under which he transferred to the Company his entire right, title and interest in and to the licensed patents under the Patent License Agreement and to CN 201210302259 Application of combination of LDN and MENK to preparation of anti-cancer drug for the consideration of 500,000 shares of our common stock.

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

On April 23, 2012, the Company acquired TNI BioTech IP, Inc. ("TNI IP"), its wholly-owned subsidiary, in exchange for 20,250,000 shares of the Company’s common stock, of which 8,000,000 shares were issued to Dr. Plotnikoff for TNI IP’s acquisition of the patents and the remaining 12,250,000 shares were issued to the founders of TNI IP in exchange for all of their right, title and interest in their TNI IP shares.

On July 14, 2012, GBOIG, in partnership with the Company, signed a letter of intent agreement to collaborate with the Government of Malawi to assist in expanding the treatment of cancer, HIV/AIDS and other infectious diseases. The Company and GBOIG will work in connection with the government of Malawi to open and operate clinics that provide treatments for HIV/AIDS, cancer and other infectious diseases. The Company shall contribute $1,000 in initial capital to the venture.  The Company shall be allocated 50% of the net income from the venture.  Either party may terminate the venture with 180 days’ notice to the other party prior to the one-year anniversary of the agreement.  After the one-year anniversary, the agreement may only be terminated with 180 days' notice to the other party if the other party has breached the agreement. GBOIG, a subsidiary of GB Energie LLC, is a Washington D.C. based minority woman-owned business managed by Dr. Gloria B. Herndon. Dr. Herndon is a former director of the Company.  Her position as a director ended on September 4, 2014.

On September 25, 2012, GBOIG, in partnership with the Company, signed an agreement with the Government of Malawi to open an outpatient clinic at Queen Elizabeth Central Hospital (in Malawi) for the treatment of cancer and infectious disease.  The duration of the agreement shall be for 25 years with an optional 10 year renewal to be indicated by the Government of Malawi at least three years prior to the expiration of the term.  The Government of Malawi shall bear the upfront costs for the agreement of not less than $2,500,000.  GBOIG, a subsidiary of GB Energie LLC, is a Washington D.C. based minority woman-owned business managed by Dr. Gloria B. Herndon. Dr. Herndon is a former director of the Company.  Her position as a director ended on September 4, 2014.

Item 14.                       Principal Accounting Fees and Services

The following table sets forth fees billed to us by Turner, Stone & Company, L.L.P., our independent registered public accounting firm, during the fiscal years ended December 31, 2014 and December 31, 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2014	December 31, 2013

Audit Fees	$68,179	$11,100
Audited Related Fees	$—	$—
Tax Fees	$29,840	$—
All Other Fees	$4,786	$41,045

PART IV

Item 15.                       Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description
2.1	Bylaws*
3.1	Restated Articles of Incorporation*
3.2	Bylaws*
10.1	Sale and Assignment of Patent and Transfer of Technology Agreement with Nicholas Plotnikoff †>
10.2	Agreement with Professor Shan †>
10.3	Patent License Agreement with Penn State Research Foundation r†
10.4	Patent License Agreement Between Immune Therapeutics, Inc. and Jacqueline Young for the intellectual property of Dr. Bernard Bihari#
10.5	Strategic Framework Agreement for Cooperation with Hubei Qianjiang Pharmaceutical Company, and Commissioned Processing Contract, and Addendum to Venture Cooperation †>
10.6	Malawi Memorandum of Agreement with GB Oncology & Imaging Group Ltd.#
10.7	Letter of Intent between GB Oncology & Imaging Group Ltd. and G-Ex Technologies St. Maris Pharma Limited #
10.8	Distribution Agreement in Nigeria with GB Pharma Holdings Inc. †>
10.9	ViPharma Agreement †>
10.10
Strategic Framework Agreement, Addendum to Venture Cooperation and Supplementary Agreement with Hubei Qianjiang Pharmaceutical Company (MENK) (filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).

10.11	Manufacturing Agreement with Laboratorios Ramos (and English translation)>
10.12	Engagement Agreement for Corporate Advisory Services by the Brewer Group?
10.13	Employment Agreement with Noreen Griffin (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.14	Master Service Agreement with American Peptide Company (filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.15	Agreement with AHAR Pharma (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.16	Consulting agreement with Dr. Graham Burton (filed as Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.17
Promissory note to Robert J. Dailey, issued February 6, 2014, for $200,000 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).

10.18
Promissory note to Robert J. Dailey, issued March 7, 2014, for $200,000 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).

10.19
Promissory note to Robert J. Dailey, issued March 28, 2014, for $200,000 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).

10.20	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $399,000 µ
10.21	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $400,000 µ
10.22
Distribution Agreement, effective June 11, 2014, between Airmed Biopharma Limited and PanAm Global Logistics, Inc. (filed as Exhibit 1.1 to our Current Report on Form 8-K dated June 25, 2014, and incorporated herein by reference).

10.23	Immune Therapeutics, Inc. 2014 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on July 16, 2014, and incorporated herein by reference).
10.24
Supplementary Agreement on New Drug Methionine – Enkephalin Cooperation, dated August 6, 2014, between Immune Therapeutics, Inc. and Hubei Qianjiang Pharmaceutical Co., Ltd. (filed as Exhibit 1.1 to our Current Report on Form 8-K dated August 13, 2014, and incorporated herein by reference).

10.25
Assignment by Professor Fengping Shan Ph.D. to Immune Therapeutics, Inc., executed August 6, 2014 (filed as Exhibit 1.2 to our Current Report on Form 8-K dated August 13, 2014, and incorporated herein by reference).

10.26
Clinical Trial Agreement, dated October 20, 2014, between TNI BioTech International Ltd. and American Hospital and Resorts (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 30, 2014, and incorporated herein by reference).

10.27
Contract for the Compounding of Pharmaceutical Products, dated December 8, 2014, between Immune Therapeutics, Inc. and KRS Global Biotechnology, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 15, 2014, and incorporated herein by reference).

10.28	Services Agreement, dated December 15, 2014, between Immune Therapeutics, Inc. and Aronstam Management Services, Inc. µ
10.29	Consulting Agreement, dated December 17, 2014, between Immune Therapeutics, Inc. and The SeVin Group LLC µ
21.1	List of Subsidiaries µ
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002 µ
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002 µ
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 µ

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Immune Therapeutics, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheets of Immune Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immune Therapeutics, Inc. as of December 31, 2014 and 2013, and the results of their consolidated operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
March 31, 2015

IMMUNE THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents	$191,987	$406,596
Prepaids and other current assets	30,000	215,900
Total current assets	221,987	622,496

Fixed Assets:
Computer equipment, net of accumulated depreciation of $3,778 and $1,293 respectively	4,235	5,607

Intangible Assets:
Patents and licenses, net of amortization of $1,201,678 and $4,422,375, respectively	5,818,585	18,546,548

Deposits	10,183	17,435

Total assets	$6,054,990	$19,192,086

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,077,194	$839,909
Payable to officer	-	76,000
Accrued liabilities	1,111,839	588,271
Current portion of patent liability	-	118,333
Current portion of notes payable	186,067	817,197

Total current liabilities	3,375100	2,439,710

Non-current liabilities:
Notes payable related party	-	121,128
Notes payable, less current portion	327,458	-
Total non-current liabilities	327,458	121,128

Total liabilities	3,702,558	2,560,838

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Common stock - par value $0.0001; 500,000,000 shares authorized; 134,417,210 and 74,161,639 shares issued and outstanding respectively	13,442	7,416
Additional paid in capital	337,985,787	308,180,119
Stock issuances due	847,279	4,893,499
Prepaid services	(3,553,186)	(13,447,109)
Accumulated deficit	(333,547,377)	(283,002,677)

Equity attributable to common shareholders	1,745,946	-
Non-controlling interest	606,487	-
Total stockholders' equity	2,352,432	16,631,248
Total liabilities and stockholders' equity	$6,054,990	$19,192,086

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013

Revenues, net	$-	$-

Operating expenses:
Selling, general and administrative	4,072,277	5,337,348
Research and development expense	2,413,286	2,460,604
Stock issued for services general and administrative	19,116,075	55,235,667
Stock issued for services research and development	5,126,250	19,563,347
Warrant valuation general and administrative	1,748,576	10,531,073
Depreciation and amortization expense	2,879,311	2,853,436
Impairment of intangible assets	9,908,477	-
Total operating expenses	45,264,252	95,981,475

Loss from operations	(45,264,252)	(95,981,475)

Other expense:
Interest expense	(388,221)	(1,437,392)
Foreign exchange loss	(783)	(224)
Loss on settlement of debt	(4,284,957)	(8,640,971)
Total other expense	(4,673,961)	(10,078,587)

Net loss	$(49,938,213)	$(106,060,062)
Net loss attributable to non-controlling interest	(1,684,996)	-
Net loss attributable to common shareholders	(48,253,217)	(106,060,062)
Basic and diluted loss per share attributed to common shareholders:
Net Loss per	$(0.49)	$(1.85)

Weighted average number of shares outstanding	98,508,458	57,234,251

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid	Stock to	Prepaid	Accumulated	NonControlling
	Shares	Amount	in Capital	Be Issued	Services	Deficit	Interest	Total

Balance, December 31, 2012	45,489,368	4,549	196,673,715	3,690,960	(6,082,771)	(176,942,616)		17,343,837

Issuance of common stock for prepaid services	20,903,000	2,090	82,161,260	-	(82,163,350)	-	-	-

Return of common stock for prepaid services	(350,000)	(35)	(315)	-	-	-	-	(350)

Amortization of prepaid services	300,000	30	2,714,970	(2,715,000)	74,799,012	-	-	74,799,012

Issuance of common stock for Jill Smith/LDN license	300,000	30	2,549,970	-	-	-	-	2,550,000

Issuance of common stock for Penn State license	100,000	10	749,990	-	-	-	-	750,000

Issuance of common stock for charitable donation	1,567,103	157	7,456,642	1,252,000	-	-	-	8,708,799

Issuance of common stock in exchange for debt	387,500	39	1,230,722	224,800	-	-	-	1,455,561

Issuance of common stock for loan expenses and interest	5,464,668	546	4,112,092	2,440,739	-	-	-	6,553,377

Issuance of common stock for cash and exercise of warrants	-		10,531,073	-	-	-	-	10,531,073

Issuance of warrants as inducement for sale of common stock	-			-	-	-	-	-
				-
Net loss						(106,060,062)	-	(106,060,062)

Balance December 31, 2013	74,161,639	7,416	308,180,119	4,893,499	(13,447,109)	(283,002,678)	-	16,631,247

Issuance of common stock for prepaid services	17,178,294	1,718	11,275,282	787,501	(12,962,001)	-	-	(897,500)

Return of common stock for charitable donation	(100,000)	(10)	(749,990)	-	-	-	-	(750,000)

Amortization of prepaid services	-	-	-	-	22,855,925	-	-	22,855,925
					,
Issuance of common stock for patents and license fees	1,600,000	160	467.840	-	-	-	-	468,000

Issuance of common stock for legal settlement	650,000	65	448,435	-	-	-	-	448,500

Issuance of common stock to employees and consultants	6,329,000	633	3,176,424	(1,028,157)	-	-	-	2,148,900

Issuance of common stock in exchange for debt	24,037,450	2,404	8,250,396	(1,150,000)	-	-		7,102,800

Issuance of common stock for loan expenses and interest	670,000	67	527,183	(224,800)	-	-	-	302,450

Issuance of common stock for cash and exercise of warrants	9,890,827	989	4,661,522	(2,430,764)	-	-	-	2,231,747

Issuance and modification of common stock warrants	-	-	1,748,576		-	-	-	1,748,576

Net loss	-	-	-	-	-	(48,253,217)	(1,684,996)	(49,938,213)

Non-controlling interest in Cytocom, Inc. (Note 2)	-	-	-	-	-	(2,291,483)	2,291,483

Balance December 31, 2014	134,417,210	13,442	337,985,787	847,279	(3,553,185)	$(333,547,338)	606,487	2,352,432

The accompanying footnotes are an integral part of these consolidated financial statements.

 IMMUNE THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss including non-controlling interest	$(49,938,213)	$(106,060,062)

Adjustments to reconcile loss to
net cash flows used in operating activities:
Depreciation	2,485	1,175
Amortization	2,876,826	2,852,261
Stock issued for services	1,251,401	-
Stock issued for legal settlement	448,500	-
Stock issued for patents and license fees	468,000	-
Amortization of stock issued for prepaid services	22,891,924	74,798,662
Impairment of intangible assets	9,908,477	-
Debt discount	25,000	-
Loss on settlement of debt and accounts payable	4,248,957	8,594,633
Stock warrant expense	1,748,576	10,531,073
Stock issued for donation	(750,000)	750,000
Stock issued for loan expenses and interest	302,450	1,455,561
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	246,342	(208,407)
Accrued liabilities	630,662	161,061
Accounts payable	1,795,518	553,211

Net cash used in operating activities	(3,843,095)	(6,570,832)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Penn State License	(57,340)	(160,539
Purchase of computer equipment	(1,113)	(5,838)

Net cash used in investing activities	(58,453)	(166,377)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	2,231,747	6,553,377
Proceeds from notes payable	1,623,525	599,000
Payments made on patent liability	(118,333)	(221,667)
Repayment of notes payable		(100,000
Repayment of notes payable to related party	(50,000)

Net cash provided by financing activities	3,686,939	6,830,710

Increase (decrease) in cash	(214,609)	93,501
Cash and cash equivalents, beginning of year	406,596	313,095
Cash and cash equivalents, end of year	$191,987	$406,596

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$4,538	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued liabilities for purchase of Smith LDN patent	$-	$2,715,000

Conversion of debt and accrued interest to common stock	$2,159,248	$114,166

Common shares issued for Penn State license	$-	$2,550,000

Non-controlling interest	$2,105,062	$-

Shares issued for accounts payable and accrued interest	$580,404	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

1. Organization and Description of Business

Immune Therapeutics, Inc. (the “Company”) was initially incorporated in Florida on December 2, 1993 as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs.  Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”).

On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all of the outstanding shares of TNI BioTech IP, Inc. On September 4, 2014, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc.   We filed our name change amendment with the Secretary of State of Florida on October 27, 2014 changing our name to Immune Therapeutics, Inc.

The Company currently resides in Orlando, Florida. In July 2012, the Company’s focus turned to acquiring patents that would protect and advance the development of new uses of opioid-related immune- therapies, such as low dose naltrexone (“LDN”) and Methionine [Met5]-enkephalin (“MENK”). The Company’s therapies are believed to stimulate and/or regulate the immune system in such a way that they provide the potential to treat a variety of diseases.  We believe our therapies may be able to correct abnormalities or deficiencies in the immune system in diseases such as HIV infection, autoimmune disease, immune disorders, or cancer; all of which can lead to disease progression and life-threatening situations when the immune system is not functioning optimally.

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company completed the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union).  The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development.  On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares.   In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which has allowed the Company to retain a 55% stake in Cytocom Inc. until such time as funding for Cytocom Inc. closes.

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

We are focused on the development and commercialization of therapeutic treatments for cancer, HIV/AIDS and autoimmune diseases and immune disorders by combating these severe and fatal diseases through the stimulation and/or regulation of the body’s immune system. Our growth strategy includes the near-term commercialization of our existing immunotherapies targeting cancer, Crohn’s disease and/or HIV/AIDS.

The Company is currently a party to agreements to lease office space in White Plains, New York and Orlando, Florida. The White Plains office is no longer in use.

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at December 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2015 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss from operations of $49,938,213 and has used cash and cash equivalents for operations in the amount of $3,843,095 during the year ended December 31, 2014, resulting in stockholder’s equity of $2,352,432.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (U.S. GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue for the year ended December 31, 2014. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2014, the Company has no uninsured cash balances.

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

Fair Value Measurements

The ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense from continuing operations for the years ended December 31, 2014 and December 31, 2013 was $2,485 and $1,175, respectively.

Intangible Assets

Costs incurred to acquire and/or develop the Company’s product licenses and patents are capitalized and amortized by straight-line methods over estimated useful lives of seven to sixteen years. Intangible assets are stated at the lower of cost or estimated fair market value.  During the years ended December 31, 2014 and December 31, 2013, the Company capitalized $57,340 and $2,710,539 respectively, of such costs incurred for the Company’s acquisition of licenses for the patents. (See Note 10).  Amortization expense for the years ended December 31, 2014 and December 31, 2013 was $2,876,826 and $2,852,261, respectively.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360-10-05, “Property, Plant and Equipment.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.  In 2014, the Company determined that the carrying amount recorded for the acquisition of licenses and patents related to MENK were impaired, and recorded an impairment loss of $9,908,477. No impairment losses were recognized for the years ended December 31, 2013.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2014, and 2013, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2014, and 2013, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

Non-controlling Interest

In accordance with ASC 810, Consolidation, the Company consolidates Cytocom, Inc.  The non-controlling interests in Cytocom represent the interests of outside shareholders in the equity and results of operations of Cytocom.

The Company has adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the accounting for non-controlling interests in consolidated financial statements. These changes require, among other items, that a non-controlling interest be included within equity separate from the parent’s equity; consolidated net income be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares; and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all be reported on the consolidated statements of operations and comprehensive loss.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common equivalent shares):

	Year Ended December 31,
	2014	2013
Common Stock Purchase Warrants	9,296,750	7,957,500

Recent Accounting Standards

During the year ended December 31, 2014 and through March 31, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2014, our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

3. Property and Equipment

	December 31,
	2014	2013
Property and equipment:
Computer equipment	$8,013	$6,900

Less accumulated depreciation	(3,778)	(1,293)

Property and equipment, net	$4,235	$5,607

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2014	2013
Retainer for legal services	$60,000	$-
Accrued payroll to officers and others	762,633	548,291
Accrued interest - notes payable	1,808	39,980
Estimated legal settlement	278,681	-
Other accrued liabilities	6,933	-
State payroll taxes	1,784	-

Total accrued expenses and other liabilities	$1,111,839	$588,271

5. Notes Payable

At December 31, 2013, the Company had promissory notes outstanding totaling $817,197.  At June 30, 2014, the Company had promissory notes outstanding totaling $1,442,197.  At June 30, 2014, those promissory notes had maturity dates ranging between September 2007 and July 2014.  The notes bore interest at rates between two and six percent per annum.  As of June 30, 2014, the Company had accrued $67,863 in unpaid interest on those notes.

During the three months ended September 30, 2014, the Company settled all of the notes that had been outstanding at June 30, 2014, together with accrued interest owing on the notes, by issuing 20,731,601 shares, at a range of $0.10 to $0.25 per share, as repayment of principal and interest. The Company recognized a loss of $4,022,957 on the settlement of these notes.

Between July 1, 2014 and December 31, 2014, the Company issued additional promissory notes totaling $513,525.  At December 31, 2014, the following promissory notes were outstanding:

●
Promissory note issued July 29, 2014 to Ira Gaines.  The balance outstanding as of December 31, 2014 and 2013 was $100,000 and $0, respectively. The note matures on January 27, 2015 and earns interest at a rate of 18% per annum.

●
Promissory notes issued between November 26, 2014 and December 31, 2014, to raise up to $2,000,000 in debt.  The balance outstanding as of December 31, 2014 and 2013 was $406,525 and $0, respectively. In accordance with the loan agreements for this debt, each lender will earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity.  Each lender will be repaid in 36 monthly installments of principal and interest commencing June 15, 2015.

●
 Promissory note issued October 17, 2014 to Roger Bozarth.  The balance outstanding as of December 31, 2014 and 2013 was $7,000 and $0, respectively.  The note matures on October 17, 2015 and earns interest at a rate of 2% per annum.

As of December 31, 2014, the Company had accrued $1,808 in unpaid interest. During 2014, the Company issued 670,000 shares with a fair value of $302,450 (compared to 387,500 shares with a fair value $1,230,761 in 2013) for origination fees and loan expenses under promissory notes.

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

As of December 31, 2014 and 2013, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share. The par value at December 31, 2013 was reported at $0.001 per share.  The financial statements at December 31, 2013 have been reclassified to reflect a par value of $0.0001, which resulted in a decrease in common stock of $66,744 and an increase in additional paid-in capital in the same amount.

On March 18, 2013, the Company affected a 1 for 1,000 reverse stock split of the Company’s Common Stock, resulting in a reduction of the number of shares outstanding of the Company from approximately 113,644,000 to approximately 113,644.  Persons holding less than 1,000 shares of Common Stock received one share of Common Stock.  The rights and privileges of the holders of shares of Common Stock were substantially unaffected by the reverse stock split. All issued and outstanding options, warrants and convertible securities were appropriately adjusted for the reverse stock split automatically on the effective date of the reverse stock split, and have been presented in the financial statements to adjust for the reverse stock split.

As of December 31, 2014, the Company had 134,417,210 shares of common stock outstanding and 74,161,639 outstanding as of December 31, 2013.

Stock Warrants

In 2014, the Company issued 2,358,000 warrants, exercisable into one share of common stock of the Company for each warrant at prices between $0.14 and $1.50 per share.  The warrants expire between January 2016 and December 2019.

The warrants were issued as an additional incentive to purchase our common stock.  Accordingly, an expense was recognized based upon the estimated fair value of the warrants using the Black-Scholes pricing model.  The variables used in the Black-Scholes pricing model during the year ended December 31, 2014 were a weighted average exercise price of $0.69, a discount rate of 90%, an expected life of 5 years, and volatility of 163%. Fair value of $1,748,576 was calculated using the Black-Scholes Model.

During 2014, there were no modifications of the terms of any warrants issued by the Company.  In 2013,  the Company agreed to modify the terms of certain warrants, as follows:

●	The exercise price of 32 warrants was reduced from a range of $1.00 to $15.00 to a range of $0.50 to $0.75.
●	The reduction in exercise price applied to 15 shareholders, and affected 4,461,668 shares of common stock.
●	The total incremental compensation cost resulting from the modifications was $8,334,493.

Following is a summary of outstanding stock warrants at December 31, 2014 and 2013 and activity during the years then ended:

	Number of Shares	Exercise Price	Weighted Average Price

Warrants as of December 31, 2013	7,957,500	$1.00 – 15.00	$1.77

Issued in 2014	2,358,000	$0.14-1.50	$1.08

Expired	-	$-	$-

Exercised	(918,750)	$.50	$.50

Warrants as of December 31, 2014	9,396,750	$0.14-15	$1.72

Summary of outstanding warrants as of December 31, 2014:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)
Third Quarter 2015	407,500	$1.50-2.00	0.75
Fourth Quarter 2015	268,750	$1.50	1.00
Second Quarter 2016	37,500	$3.00-5.00	1.50
Third Quarter 2016	525,000	$0.50-5.00	1.75
Third Quarter 2017	1,500.000	$1.00-1.50	2.75
Fourth Quarter 2017	2,941,666	$1.00-9.00	3.00
First Quarter 2018	127,500	$15.00	3.25
Second Quarter 2018	33,334	$15.00	3.50
Third Quarter 2018	400,000	$1.00-1.50	3.75
Fourth Quarter 2018	1,197,500	$1.00-1.50	4.00
First Quarter 2019	1,048,000	$1.50	4.25
Third Quarter 2019	500,000	$.50	4.75
Fourth Quarter 2019	410,000	$0.14-1.50	5.00

7. Stock Compensation

Shares Issued for Services

During the years ended December 31, 2014 and 2013, the Company issued common stock of 17,178,294 and 20,903,000 respectively for consulting fees.  The Company valued these shares based upon the fair market value of the common stock at the dates of the agreements.  The consulting fees are amortized over the contract periods which are typically between 12 and 24 months.   The amortization of prepaid services totaled $21,959,925 and $74,799,012 for the years ended December 31, 2014 and 2013.

8. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the years ended December 31, 2014 and 2013 because the Company incurred a net loss in both years.

Deferred tax assets reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income taxes.

Deferred tax assets:

	2014	2013

Net operating losses	$51,225,000	$35,160,000
Stock based compensation	29,020,000	29,019,000
Amortization, depreciation and impairment	4,786,000	970,000
Capitalization of start-up costs for tax purposes	1,854,000	1,854,000
Loss on debt conversion of debt	-	2,938,000
Total deferred tax assets	86,914,000	69,941,000

Valuation allowance	(86,914,000)	(69,941,000)

Total deferred tax assets, net	$-	$-

The Company has recognized no tax benefit for the losses generated for the periods through December 31, 2013. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

Our effective tax rate for fiscal years 2014 and 2013 was 0%. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year, but are not consistent from year to year.

As of December 31, 2014, we have estimated federal and state income tax net operating loss (“NOL”) carry-forwards of approximately $1,500,000, which will expire in 2032-2036.

	2014		2013
	Amount	Percent	Amount	Percent
Benefits for income tax at federal statutory rate	$16,978,000	34%	$36,060,000	34%
Change in valuation allowance	(16,973,000)	(34)%	$(36,056,000)	(34)
Permanent differences	(5,000)	-	(4,000)	-
Non-deductible impairment of goodwill	-	-	-	-
	$-	-	$-	-%

9. Subsequent Events

Between January 1, 2015 and March 31, 2015, the Company issued shares as follows:

Number of Shares
Issuance of common stock to employees and consultants	8,272,502
Issuance of common stock for cash	264,000
Issuance of common stock in exchange for debt	1,600,000

As of March 31, 2015, the Company had outstanding 144,553,198 shares of common stock.

10. Licenses and Supply Agreements

Patent and Subsidiary Acquisition

The Company entered into a share exchange agreement on April 24, 2012 to acquire all of the outstanding shares of TNI BioTech IP, Inc. (“TNI IP”), a biotechnology firm incorporated in Florida and formed to acquire patents related to the treatment of cancer and HIV/AIDS and autoimmune diseases, using Met-enkephalin (“MENK”) and Naltraxone (“LDN”). The goal of TNI IP’s management was to enable mankind and civilization to combat fatal diseases by activating and mobilizing the body’s own immune system using TNI IP’s patented use of MENK.  The first patents acquired by TNI IP were acquired from Dr. Nicholas P. Plotnikoff and Professor Fengping Shan in 2012.  TNI IP was acquired in exchange for 20,250,000 shares of the Company’s common stock, of which 8,000,000 shares were issued to Dr. Plotnikoff for the acquisition of patents and the remaining 12,250,000 shares were issued to the founders of TNI IP in exchange for all of their right, title and interest in their TNI IP shares. The goodwill arising on the acquisition of TNI BioTech IP, Inc. was valued at $98,000,000 and license agreements arising from the acquisition of TNI IP were valued at $16,006,000.

In connection with the share exchange, we entered into a Sale of Technology Agreement with Dr. Nicholas P. Plotnikoff on March 4, 2012, wherein Dr. Plotnikoff agreed to transfer and assign all of his rights, title and interest in: European Patent United Kingdom, Germany, France, Ireland EP 1401471 BI Methods for inducing sustained immune response; Russian Patent Russian Federation patent number 2313364; The Patent Office of the People’s Republic of China, Application No.: 200810165784.8 China Patent CN1015113407 A The Patent Office of the People’s Republic of China ISSN: 1006-2858 CN 21-1349/R; Patent Agencies Government of India Patent, Application number 1627/KOLNP/2003 number 220265 an Enkephalin Peptide Composition; and the US Patent Pending, US Patent Application 10/146.999 e. The Company received all the production formulations and technology designs from Dr. Plotnikoff necessary for the manufacturing, formulation, production and protocols of the MENK treatment of cancer and HIV/AIDS. As consideration for entering into the Sale of Technology Agreement, Dr. Plotnikoff received 8,000,000 shares of common stock, a royalty of a single-digit percentage on all sales of MENK and was granted the position of Non-Executive Chairman of the Board of Directors.

At the time of the acquisition, the valuation of goodwill and other intangible assets were determined using the fair market price for the Company’s common stock, which were exchanged for shares of TNI IP.  In the fourth quarter of 2012, the Company performed an annual valuation to determine whether any goodwill or intangible assets that had been acquired by the Company were impaired. The result of this valuation was that material impairments were identified. The Company recognized an impairment of the goodwill arising on the acquisition of TNI IP of $98,000,000.

Patent License Agreements

On August 13, 2012, the Company signed an exclusive License Agreement with Ms. Jacqueline Young (the “Young Agreement”) for the intellectual property developed by Dr. Bernard Bihari relating to treatments with opioid antagonists such as naltrexone and Met-enkephalin for a variety of diseases and conditions including malignant lymphoma, chronic lymphocytic leukemia, Hodgkin’s lymphoma, and non-Hodgkin’s lymphoma, chronic herpes virus infections, chronic herpes viral infections such as chronic genital herpes caused by the herpes simplex virus Type 2 and chronic infections due to the Epstein-Barr virus and a treatment method for humans infected with HTLV-III (AIDS) virus, including patients clinically diagnosed as suffering from AIDS and those suffering from AIDS-related complex (ARC).  The Bihari patents were acquired in exchange for 540,000 shares of the Company’s common stock with a fair market value of $972,000 and assumed liabilities of $400,000, which is payable to Ms. Young over a twenty-four month period in equal installments to reimburse her for the costs of a New York City office in accordance with the Young Agreement.  The patent liability at December 31, 2013 totaled $118,333. The cost of the patent totaled $1,372,000.  Additionally, the Company will pay the licensor a royalty payment of 1% of gross MENK sales and provide the licensor a position as non-executive chairman of the Company. The Young Agreement is valid for the life of the patents and expires on a country by country basis in each country where patent rights exist, upon the expiration of the last to expire patent in each country or in the event the patent in such country is held to be invalid and/or unenforceable (by a court or government body of competent jurisdiction) or admitted to be invalid or unenforceable. Additionally, we can cancel the Young Agreement upon 120 days’ written notice and shall pay all royalties and fees that have accrued under the Young Agreement. We have the exclusive rights to the intellectual property; however, Ms. Young retains a right to practice the patents licensed under the Young Agreement solely for noncommercial, academic research purposes.

On December 24, 2012, the Company signed an agreement for the acquisition of patent rights (the “Smith Agreement”) for the intellectual property of Dr. Jill Smith and LDN Research Group, LLC (collectively, the “Licensor Parties”), whose members are Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky and orphan drug designation by the FDA to a novel late-stage drug, trademarked “LDN,” for the treatment of Pediatric Crohn’s disease. The patent covers methods and formulations for treatment of the inflammatory and ulcerative diseases of the bowel, using naltrexone in low doses as an opioid antagonist. These patents were acquired in exchange for 300,000 shares of our common stock with a fair market value of $2,715,000 and payment of $165,384 (consisting of a $100,000 initial license fee and payment of $65,384 of expenses), which totaled $2,880,384.

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

On September 24, 2014, the Company and the Licensor Parties jointly agreed to terminate the Smith Agreement, and in place thereof, have the Licensor Parties grant a similar license in their patent rights to Cytocom Inc. pursuant to a Patent License Agreement between the Licensor Parties, Cytocom Inc. and the Company with substantially similar terms as set forth in the Smith Agreement.  Pursuant to this agreement, the Company issued 1,000,000 shares of its common stock valued at $270,000, upon execution to the Licensor Parties and the Company guaranteed the obligations of Cytocom Inc. to the Licensor Parties under the agreement.

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

In December of 2014, the Government of Malawi completed an oncology clinic at the Queen Elizabeth Central Hospital in Blantyre, Malawi for the treatment of cancer and infectious diseases.  Protocols for a 120-day bridging trial at the clinic for cancer treatment using Lodonal  have been submitted for review, and the Company expects to obtain government approvals by the end of June 2015 to commence a trial.  Lodonal pills have been produced in Nicaragua in anticipation of the trial.  Shipments will commence once the trial is approved.

The Company and GB will work with the government of Malawi to open and operate other clinics that provide treatments for HIV/AIDS, cancer and other infectious diseases. Under the letter of intent, the Company and GBOIG intend to provide HIV/AIDS treatment to 25,000 patients and hopefully expanding to 500,000 within 24 months.  The Company shall contribute $1,000 in initial capital to the venture.  The Company shall be allocated 50% of the net income from the venture.  Either party may terminate the venture with 180 days’ notice to the other party prior to the one-year anniversary of the Agreement.  After the one-year anniversary, the agreement may only be terminated with 180 days' notice to the other party if the other party has breached the Agreement.

GBOIG, a subsidiary of GB Energie LLC, is a Washington D.C. based minority woman-owned business managed by Dr. Gloria B. Herndon. Dr. Herndon is a former director of the Company.  Dr. Herndon’s directorship with the Company ended September 4, 2014.

Open an Oncology and Infectious Disease Center in Malawi at Queen Elizabeth Central Hospital

On September 25, 2012, GBOIG, in partnership with the Company, signed an agreement with the Government of Malawi to open an outpatient clinic at Queen Elizabeth Central Hospital (in Malawi) for the treatment of cancer and infectious disease.  The duration of the Agreement shall be for 25 years with an optional 10-year renewal to be indicated by the Government of Malawi at least three years prior to the expiration of the term.  The Government of Malawi shall bear the upfront costs for the agreement of $2,500,000.

Distribution Agreements in Nigeria

Effective November 9, 2012, we signed an exclusive Distribution Agreement with G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings, LLC for the Federal Republic of Nigeria. Under the terms of the Distribution Agreement, G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings LLC will have exclusive marketing and distribution rights to IRT-103 LDN and IRT-104 LDN cream in Nigeria until the end of the term of the agreement on December 31, 2017. We will be responsible for the manufacture and supply of IRT-103 LDN and IRT-104 LDN cream. As part of the Distribution Agreement, G-Ex Technologies/St. Maris Pharma will provide us with a revolving letter of credit for the minimum purchase of 750,000 doses monthly of IRT-103 LDN or IRT-104 LDN cream priced at $1.00 per dose.   There are no upfront fees.

The Distribution Agreement calls for G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings, LLC to purchase a minimum of 15,000,000 doses monthly within 24 months to maintain the exclusivity of the agreement. Once G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings, LLC reach sales of 1,000,000 doses per day, we have agreed to joint venture a factory in the Federal Republic of Nigeria to meet local demands.

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

In October 2013, the Company announced the signing of a Distribution Agreement with AHAR Pharma, a Nigerian company, to market Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer.  AHAR intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The Company expects to implement the agreement in 2015.  Under the agreement, the Company is obligated to provide delivery of an initial supply of between 1 million and 1.5 million doses of Lodonal™ product to cover AHAR Pharma’s first-year purchase commitment.

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

Supervision and Inspectionof Manufacturing in Nicaragua

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

Operating Leases

At December 31, 2014, the Company was a party to agreements to lease office space in White Plains, New York, and Orlando, Florida.  The White Plains office is no longer in use.  Cash rental expense for the years ended December 31, 2014 and 2013 was $147,236 and $89,390, respectively.

In February 2014, a claim was filed for breach of contract and unjust enrichment in the Circuit Court for Montgomery County, Maryland, E.J. Krause & Associates, Inc. v. TNI BioTech, Inc., in which the named plaintiff claims that we breached a sub-sublease. The plaintiff is seeking damages in excess of $75,000, along with costs, attorneys’ fees, pre-judgment interest and post-judgment interest.  The company accrued $279,000 in 2014 for this claim.

Legal Proceedings

In October 2014, a claim was filed for breach of contract and unjust enrichment in the United States District Court, Middle District of Florida, Orlando Division, QS Pharma, LLC v. TNI BioTech, Inc. n/k/a Immune Therapeutics, Inc., in which the named plaintiff claims that we breached various proposals between the parties. The plaintiff is seeking an amount of damages to be proven at trial and pre-judgment interest.  The company accrued $210,452 for this claim.

12. Related Party Transactions

In 2012, Webfoot, Inc. provided a loan to the Company in the amount of $121,128. Webfoot, Inc. is owned by the son of Noreen Griffin, the Company's Chief Executive Officer. On February 21, 2013, the Company entered into a formal loan agreement to evidence the amount owed by the Company. In the nine months ended September 30, 2014, the Company repaid $40,000 of the loan.  On September 30, 2014, the remaining balance of $71,128 owed under the agreement, together with accrued and unpaid interest totaling $10,212, was converted into 813,404 shares of the Company’s common stock in full and final settlement of the loan.  The loss on conversion was $162,681.

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

On January 3, 2013, the Company formalized the terms under which Kelly O’Brien Wilson, the daughter-in-law of the Company's Chief Executive Officer is employed. Ms. Wilson had been working with the Company in 2012 and her three-year employment agreement is effective as of December 1, 2012. The terms of the agreement define her base salary, a grant of a common stock, and health insurance coverage. Ms. Wilson was issued 500,000 shares of common stock of the Company in January 2014. In 2014, the Company paid compensation to Ms. Wilson totaling $157,582.

In May 2013, the Company entered into the Shan Agreement and obtained exclusive rights to develop and commercialize the intellectual property developed and owned by Professor Shan as described in detail above under “Patent License Agreements.” In August 2014, Professor Shan executed an Assignment under which he transferred to the Company his entire right, title and interest in and to the licensed patents under the Shan Agreement and to CN 201210302259 Application of combination of LDN and MENK to preparation of anti-cancer drug for the consideration of 500,000 shares of our common stock.

On July 14, 2012, GBOIG, in partnership with the Company, signed a letter of intent agreement to collaborate with the Government of Malawi to assist in expanding the treatment of cancer, HIV/AIDS and other infectious diseases. The Company and GBOIG will work in connection with the government of Malawi to open and operate clinics that provide treatments for HIV/AIDS, cancer and other infectious diseases. The Company shall contribute $1,000 in initial capital to the venture.  The Company shall be allocated 50% of the net income from the venture.  Either party may terminate the venture with 180 days’ notice to the other party prior to the one-year anniversary of the agreement.  After the one-year anniversary, the agreement may only be terminated with 180 days' notice to the other party if the other party has breached the agreement. GBOIG, a subsidiary of GB Energie LLC, is a Washington D.C. based minority woman-owned business managed by Dr. Gloria B. Herndon. Dr. Herndon is a former director of the Company.  Her position as a director ended on September 4, 2014.

On September 25, 2012, GBOIG, in partnership with the Company, signed an agreement with the Government of Malawi to open an outpatient clinic at Queen Elizabeth Central Hospital (in Malawi) for the treatment of cancer and infectious disease.  The duration of the agreement shall be for 25 years with an optional 10 year renewal to be indicated by the Government of Malawi at least three years prior to the expiration of the term.  The Government of Malawi shall bear the upfront costs for the agreement of not less than $2,500,000.  GBOIG, a subsidiary of GB Energie LLC, is a Washington D.C. based minority woman-owned business managed by Dr. Gloria B. Herndon. Dr. Herndon is a former director of the Company.  Her position as a director ended on September 4, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: March 31, 2015	By:	/s/ Noreen Griffin
Name: Noreen Griffin
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Aronstam
Name: Peter Aronstam
Title: Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Nicholas Plotnikoff	Chairman of the Board	March 31, 2015
Nicholas Plotnikoff

/s/ Noreen Griffin	Director	March 31, 2015
Noreen Griffin

/s/ Christopher Pearce	Director	March 31, 2015
Christopher Pearce

/s/ Eugene Youkilis	Director	March 31, 2015
Eugene Youkilis

/s/ Vincent Butta	Director	March 31, 2015
Vincent Butta

/s/ Edward Teraskiewicz	Director	March 31, 2015
Edward Teraskiewicz