Form 10-Q
period 2015-05-13
Immune Therapeutics, Inc.
filed 2015-05-15
CIK 1559356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________

Commission File Number __________________

IMMUNE THERAPEUTICS, INC.
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

As of May 12, 2015 there were 144,553,712 shares of Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are considered forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) concerning our business, results of operations, economic performance and/or financial condition, based on management's current expectations, plans, estimates, assumptions and projections. Forward-looking statements are included, for example, in the discussions about:

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$30,852	$191,987
Accounts receivable	2,070	-
Prepaids and other current assets	30,000	30,000
Total current assets	62,922	221,987

Fixed Assets:
Computer equipment, net of accumulated depreciation
of $4,446 and $3,778 respectively	3,567	4,235

Intangible Assets:
Patents and licenses, net of accumulated amortization
of $1,349,737 and $1,201,678, respectively (Note 10)	5,670,526	5,818,585

Deposits	10,183	10,183
Total assets	$5,747,198	$6,054,990

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,884,673	$2,077,194
Accrued liabilities	1,144,439	1,111,839
Current portion of notes payable	660,083	186,087
Total current liabilities	3,689,195	3,375,100

Non-current Liabilities:
Notes payable, less current portion	354,417	327,458
Total non-current liabilities	354,417	327,458

Total Liabilities	4,043,612	3,702,558
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock - par value $0.0001; 500,000,000 shares authorized;
144,553,712 and 134,417,210 shares issued and outstanding respectively	14,456	13,442
Additional paid in capital	339,829,624	337,985,787
Stock issuances due	127,803	847,279
Prepaid services	(2,422,001)	(3,553,186)
Accumulated deficit	(336,328,718)	(333,547,377)
Equity attributable to common stockholders	1,221,164	1,745,945
Non-controlling interest	482,422	606,487
Total stockholders' equity	1,703,586	2,352,432
Total liabilities and stockholders' equity	$5,747,198	$6,054,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended
	March 31, 2015	March 31, 2014

Revenues, net	$2,070	$-

Operating expenses:
Selling, general and administrative	401,988	727,119
Research and development expense	177,157	511,253
Stock issued for services G&A	2,161,559	9,689,703
Stock issued for services R&D	-	3,659,583
Warrant valuation expense	-	2,196,131
Depreciation and amortization expense	148,727	719,287
Total operating expenses	2,889,431	17,503,076

Loss from operations	(2,887,361)	(17,503,076)

Other income (expense):
Interest expense	(18,045)	(161,081)
Exchange loss	-	(783)
Total other income (expense)	(18,045)	(161,864)
Net loss	$(2,905,406)	$(17,664,940)
Net loss attributable to non-controlling interest	(124,065)	(921,080)
Net loss attributable to common shareholders	(2,781,341)	(16,743,860)
Basic and diluted loss per share to common shareholders	$(0.02)	$(0.22)
Weighted average number of shares outstanding	138,795,044	81,562,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED MARCH 31, 2015
(Unaudited)

	Common Stock		Additional Paid	Stock to	Prepaid	Accumulated	NonControlling
	Shares	Amount	in Capital	Be Issued	Services	Deficit	Interest	Total

Balance, December 31, 2014	134,417,210	$13,442	$337,985,787	847,279	$(3,553,186)	$(333,547,377)	$606,487	$2,352,432

Issuance of common stock for prepaid services	9,272,502	928	1,711,948	(682,500)	(631,000)	-	-	399,376

Amortization of prepaid services	-	-	-	-	1,762,184	-	-	1,762,184

Issuance of common stock in exchange for debt	600,000	60	101,940	(102,000)	-	-	-	-

Issuance of common stock for cash and exercise of warrants	264,000	26	29,949	65,025	-	-	-	95,000

Net loss	-	-	-	-	-	(2,781,341)	(124,065)	(2,905,406)

Balance, March 31, 2015	144,553,712	$14,456	$339,829,624	$127,803	$(2,422,001)	$(336,328,718)	$482,422	$1,703,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,905,406)	$(17,664,940)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	668	575
Amortization	148,060	718,712
Stock issued, and amortization of stock issued, for prepaid services	2,161,559	13,349,287
Stock warrant expense	-	2,414,073
Stock (returned) issued for donation	-	(750,000)
Stock issued for interest and origination fees		145,350
Changes in operating assets and liabilities:
Accounts receivable	(2,070)	-
Accounts payable	(192,521)	175,441
Accrued liabilities	32,600	70,921
Prepaid expenses and other current assets	-	180,652

Net cash used in operating activities	(757,110)	(1,359,929)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of warrants	95,000	657,025
Proceeds from issuance of notes payable	500,975	600,000
Repayments of notes payable, related party	-	(20,000)
Payments made on patent liability	-	(50,000)

Net cash provided by financing activities	595,975	1,187,025

Net decrease in cash and cash equivalents	(161,135)	(172,904)
Cash and cash equivalents at beginning of period	191,987	406,596
Cash and cash equivalents at end of period	$30,852	$233,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$4,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
March 31, 2015
(Unaudited)

1. Organization and Description of Business

Immune Therapeutics, Inc. (collectively, the “Company,” “us” or “we”) was initially incorporated in Florida on December 2, 1993 as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs.  Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”).

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company completed the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained certain exclusive rights to patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union).  The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development.  On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares.   In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which has allowed the Company to retain a 55% stake in Cytocom Inc. until such time as funding for Cytocom Inc. closes.

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

The Company has experienced a net loss from operations of $2,887,360 and has used cash and cash equivalents for operations in the amount of $757,110 during the quarter ended March 31, 2015, resulting in stockholder’s equity of $1,703,586.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2015, the Company has no uninsured cash balances.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense from continuing operations for the quarters ended March 31, 2015 and March 31, 2014 was $668 and $575, respectively.

Intangible Assets

Costs incurred to acquire and/or develop the Company’s product licenses and patents are capitalized and amortized by straight-line methods over estimated useful lives of seven to sixteen years. Intangible assets are stated at the lower of cost or estimated fair market value.  During the quarters ended March 31, 2015 and March 31, 2014, the Company did not capitalize any such costs. (See Note 10).  Amortization expense for the quarters ended March 31, 2015 and March 31, 2014 was $148,059 and $718,712, respectively.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360-10-05, “Property, Plant and Equipment.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.  No impairment losses were recognized for the quarters ended March 31, 2015 and March 31, 2014.

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. At the end of the quarters ended March 31, 2015 and March 31, 2014, the Company had not accrued any interest or penalties related to uncertain tax positions.

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

A calculation of basic and diluted net loss per share follows:

	For the three months ended March 31,
	2015	2014

Historical net loss per share:
Numerator
Net loss	$(2,781,341)	$(17,664,940)
Net loss attributed to Common stockholders	$(2,781,341)	$(17,664,940)

Denominator
Weighted-average common shares outstanding— Denominator for basic and diluted net loss per share	138,795,044	81,562,670
Basic and diluted net loss per share attributed to common stockholders	$(0.02)	$(0.22)

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	For the three months ended March 31,
	2015	2014
Warrants to purchase Common stock	9,372,750	8,824,250
	9,372,750	8,824,250

Recent Accounting Standards

During the quarter ended March 31, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

3. Property and Equipment

	March 31,
	2015	2014
Property and equipment:
Computer equipment	$8,013	$8,013

Less accumulated depreciation	(4,446)	(3,778)

Property and equipment, net	$3,567	$4,235

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Retainer for legal services	$60	$60
Accrued payroll to officers and others	789	763
Accrued interest - notes payable	15	2
Estimated legal settlement	279	279
Other accrued liabilities	0	7
State payroll taxes	2	1

Total accrued expenses and other liabilities	$1,145	$1,112

5. Notes Payable

Notes payable consist of the following:

	March 31, 2015	December 31, 2014
Promissory note issued July 29, 2014 to Ira Gaines. The note matures on January 27, 2015 and earns interest at a rate of 18% per annum.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and March 31, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015.	707,500	406,525

Promissory note issued October 17, 2014 to Roger Bozarth. The note matures on October 17, 2015 and earns interest at a rate of 2% per annum.	7,000	7,000

Promissory note issued January 26, 2015 to Robert J. Dailey. The note is Senior to, and has priority in right of payment over, all indebtedness of borrower. The note earns interest at a rate of 2% per annum and is due on June 30, 2015.	200,000	-

Total	1,014,500	513,525

Less: Current portion	(660,083)	(186,067)

Long-Term debt, less current portion	$354,417	$327,458

As of March 31, 2015, the Company had accrued $15,353 in unpaid interest. During the quarter ended March 31, 2015, no shares were issued by the Company for origination fees and loan expenses under promissory notes (compared to 260,000 shares with a fair value $362,250 in the quarter ended March 31, 2014).

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

As of March 31, 2015 and 2014, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of March 31, 2015, the Company had 144,553,712 shares of common stock outstanding and 134,417,210 outstanding as of March 31, 2014.

Stock Warrants

In the quarter ended March 31, 2015, the Company issued no warrants.

There were no modifications of the terms of any warrants issued by the Company in the quarters ended March 31, 2015 and 2014.

Following is a summary of outstanding stock warrants at March 31, 2015 and activity during the three months then ended:

	Number of Shares	Exercise Price	Weighted Average Price

Warrants as of December 31, 2014	9,396,750	$0.14-15	$1.72

Issued in 2015	0	$-	$-

Expired	-	$-	$-

Exercised	(24,000)	$0.50	$0.50

Warrants as of March 31, 2015	9,372,750	$0.14-15	$1.72

Summary of outstanding warrants as of March 31, 2015:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)
Third Quarter 2015	407,500	$1.50-2.00	0.50
Fourth Quarter 2015	268,750	$1.50	0.75
Second Quarter 2016	37,500	$3.00-5.00	1.25
Third Quarter 2016	525,000	$0.50-5.00	1.50
Third Quarter 2017	1,500.000	$1.00-1.50	2.50
Fourth Quarter 2017	2,941,666	$1.00-9.00	2.75
First Quarter 2018	127,500	$15.00	3.00
Second Quarter 2018	33,334	$15.00	3.25
Third Quarter 2018	400,000	$1.00-1.50	3.50
Fourth Quarter 2018	1,197,500	$1.00-1.50	3.75
First Quarter 2019	1,024,000	$1.50	4.00
Third Quarter 2019	500,000	$.50	4.50
Fourth Quarter 2019	410,000	$0.14-1.50	4.75

7. Stock Compensation

Shares Issued for Services

During the quarters ended March 31, 2015 and 2014, the Company issued 9,272,502 and 5,490,000 shares of common stock respectively for consulting fees.  The Company valued these shares at $1,712,876 and $7,965,500 respectively, based upon the fair market value of the common stock at the dates of the agreements.  The consulting fees are amortized over the contract periods which are typically between 12 and 24 months.   The amortization of prepaid services totaled $1,762,184 and $12,902,887 for the quarters ended March 31, 2015 and 2014.

8. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the quarters ended March 31, 2015 and 2014 because the Company incurred a net loss in both quarters.

The Company has recognized no tax benefit for the losses generated for the periods through December 31, 2014. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

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

9. Subsequent Events

Between March 31, 2015 and May 12, 2015 the company borrowed $89,000.

The company did not issue any stock between March 31, 2015 and May 12, 2015.

As of May 12, 2015, the Company had outstanding 144,553,712 shares of common stock.

10. Licenses and Supply Agreements

Patent and Subsidiary Acquisition

The Company entered into a share exchange agreement on April 24, 2012 to acquire all of the outstanding shares of TNI BioTech IP, Inc. (“TNI IP”), a biotechnology firm incorporated in Florida and formed to acquire patents related to the treatment of cancer and HIV/AIDS and autoimmune diseases, using Met-enkephalin (“MENK”) and Naltraxone (“LDN”). The goal of TNI IP’s management was to enable mankind and civilization to combat fatal diseases by activating and mobilizing the body’s own immune system using TNI IP’s patented use of MENK.  The first patents acquired by TNI IP were acquired from Dr. Nicholas P. Plotnikoff and Professor Fengping Shan in 2012.  TNI IP was acquired in exchange for 20,250,000 shares of the Company’s common stock, of which 8,000,000 shares were issued to Dr. Plotnikoff for the acquisition of patents and the remaining 12,250,000 shares were issued to the founders of TNI IP in exchange for all of their right, title and interest in their TNI IP shares. The goodwill arising on the acquisition of TNI IP was valued at $98,000,000 and license agreements arising from the acquisition of TNI IP were valued at $16,006,000.

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

Patent License Agreements

On August 13, 2012, the Company signed an exclusive License Agreement with Ms. Jacqueline Young (the “Young Agreement”) for the intellectual property developed by Dr. Bernard Bihari relating to treatments with opioid antagonists such as naltrexone and Met-enkephalin for a variety of diseases and conditions including malignant lymphoma, chronic lymphocytic leukemia, Hodgkin’s lymphoma, and non-Hodgkin’s lymphoma, chronic herpes virus infections, chronic herpes viral infections such as chronic genital herpes caused by the herpes simplex virus Type 2 and chronic infections due to the Epstein-Barr virus and a treatment method for humans infected with HTLV-III (AIDS) virus, including patients clinically diagnosed as suffering from AIDS and those suffering from AIDS-related complex (ARC).  The Bihari patents were acquired in exchange for 540,000 shares of the Company’s common stock with a fair market value of $972,000 and assumed liabilities of $400,000, which is payable to Ms. Young over a twenty-four month period in equal installments to reimburse her for the costs of a New York City office in accordance with the Young Agreement.  The patent liability at December 31, 2013 totaled $118,333. The cost of the patent totaled $1,372,000.  The Company will pay the licensor a royalty payment of 1% of gross MENK sales and provide the licensor a position as non-executive chairman of the Company. In addition, we are required to make a minimum royalty in the amount of $100,000 for each year after 2014 until such time as we make a first commercial sale. The Young Agreement is valid for the life of the patents and expires on a country by country basis in each country where patent rights exist, upon the expiration of the last to expire patent in each country or in the event the patent in such country is held to be invalid and/or unenforceable (by a court or government body of competent jurisdiction) or admitted to be invalid or unenforceable. Additionally, we can cancel the Young Agreement upon 120 days’ written notice and shall pay all royalties and fees that have accrued under the Young Agreement. We have the exclusive rights to the intellectual property; however, Ms. Young retains a right to practice the patents licensed under the Young Agreement solely for noncommercial, academic research purposes.

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

In December of 2014, the Government of Malawi completed an oncology clinic at the Queen Elizabeth Central Hospital in Blantyre, Malawi for the treatment of cancer and infectious diseases.  Protocols for a 120-day bridging trial at the clinic for cancer treatment using Lodonal  have been submitted for review, and the Company expects to obtain government approvals in 2015 to commence a trial.  Lodonal pills have been produced in Nicaragua in anticipation of the trial.  Shipments will commence once the trial is approved.

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

Exploratory Toxicology (nGLP)
- Dose range finding studies
- Different species and methods of administration
- Multiple dosing regimens
- Estimate the response vs. dose given

Definitive Toxicology (GLP)
- Performed in collaboration with Calvert Laboratories (USA) and MPI/Medicillon (China)
- General toxicology studies
- Different species and methods of administration
- Immunogenicity study with NHPs

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

Operating Leases

At March 31, 2015, the Company was a party to agreements to lease office space in White Plains, New York, and Orlando, Florida.  The White Plains office is no longer in use.  Rent expense for the quarters ended March 31, 2015 and 2014 was $18,319 and $31,207, respectively.

In February 2014, a claim was filed for breach of contract and unjust enrichment in the Circuit Court for Montgomery County, Maryland, E.J. Krause & Associates, Inc. v. TNI BioTech, Inc., in which the named plaintiff claims that we breached a sub-sublease. The plaintiff is seeking damages in excess of $75,000, along with costs, attorneys’ fees, pre-judgment interest and post-judgment interest.  The company has accrued $279,000 for this claim.

Legal Proceedings

In October 2014, a claim was filed for breach of contract and unjust enrichment in the United States District Court, Middle District of Florida, Orlando Division, QS Pharma, LLC v. TNI BioTech, Inc. n/k/a Immune Therapeutics, Inc., in which the named plaintiff claims that we breached various proposals between the parties. The plaintiff was seeking an amount of damages to be proven at trial and pre-judgment interest.  The plaintiff filed a Motion for Order of Default, which the court entered against the Company in favor of the plaintiff on December 15, 2014. The company has accrued $210,452 for this claim.

12. Related Party Transactions

On January 3, 2013, the Company formalized the terms under which Kelly O’Brien Wilson, the daughter-in-law of the Company's Chief Executive Officer is employed. Ms. Wilson had been working with the Company in 2012 and her three-year employment agreement is effective as of December 1, 2012. The terms of the agreement define her base salary, a grant of a common stock, and health insurance coverage. Ms. Wilson was issued 500,000 shares of common stock of the Company in January 2014. In the quarters ended March 31, 2015 and 2014, the Company paid compensation to Ms. Wilson totaling $40,848 and 40,848 respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements and Associated Risks

This section and other parts of this Form 10-Q contain forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 31, 2015 (the “2014 Form 10-K”) under the heading “Risk Factors”.

The following discussion should be read in conjunction with the 2014 Form 10-K and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months, or periods of those fiscal years. Each of the terms the “Company”, “we”, “us” or “our” as used herein refers collectively to Immune Therapeutics, Inc. and its subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Research and Development

The Company's research and development ("R&D") activities commenced in the third quarter of 2012, the Company having only completed the initial acquisition of MENK-related patents required for research in the second quarter of that year.  Through 2013 and the first nine months of 2014, we continued to build R&D organization and capabilities focusing primarily on new uses for opioid-related immuno-therapies, such as LDN and MENK. Those activities were suspended at the end of September 2014, due to lack of funding.  We expect to be able to resume activities in the second half of 2015.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

We had revenues from operations of $2,070 for the three months ended March 31, 2015.  There were no revenues in 2014.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended March 31, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2015		2014
Selling, general and administrative	$402		$727
Increase/(decrease) from prior year	$(325)		$873
Percent decrease from prior year	(45%	)	(55%)

For the three months ended March 31, 2015 and 2014, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):
	For the three months ended March 31,
	2015	2014
Stock listing and investor relations expenses	$25	$227
Consulting and contractors	22	491
Payroll	223	308
Professional fees	73	146
Travel	104	127
Insurance	(126)	42
Other expenses	81	136
Charitable donations	-	(750)

In the three months ended March 31, 2015, total cash and cash accruals for selling, general and administrative expense was $402 compared to $727 for the corresponding period in 2014, a decrease of $325 or 45%. Significant cash items included:

●
consulting and contactor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $22 in 2015, a decrease of $469 or 96% over the $491 spent in 2014. The decrease was the result primarily of the conversion of amounts owed from prior periods to equity, which resulted in a large credit to this expense category;

●	professional fees for legal, tax and accounting services in the amount of $73 in 2015, a decrease of $73 or 50% over the $146 spent in 2014;
●	payroll in the amount of $223 in 2015, a decrease of $85 or 28% over the $308 spent in 2014; and
●	travel in the amount of $104 in 2015, a decrease of $23 or 18% over the $127 spent in 2014.

Research and development

R&D expenses and related percentages for the three months ended March 31, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2015	2014
Research and development	$177	$511
Increase decrease from prior year	$334	$192
Percent decrease from prior year	(65%)	(60%)

Expenses for research and development in the three months ended March 31, 2015 decreased by 65% compared to expenses in the same period in 2014. The decrease occurred mainly as a result a reduction in the cost of stock payments for licenses, purchases of materials for R&D, and legal fees paid to maintain patents and licenses.

In the three months ended March 31, 2015, total cash spent on R&D was $177, a decrease of $334 or 65% over the $511 spent in the same period in 2014. Significant cash items included:

●	payments for contracted technical services, $85 in 2015, a decrease of $58 or 41% over the $143 spent in 2014, reflecting the decreased use of contractors to perform some of our research activities;
●	payments for professional fees $6 in 2015, a decrease of $82 or 93% over the $88 spent in 2014;
●	payroll of $2 in 2015, a decrease of $90 or 98% over the $92 spent in 2014, reflecting the suspension of the R&D program in the 4th quarter of 2014.

Approximately 75% of the R&D spending in both 2015 and 2014 was on the development of LDN; the balance was spent on MENK.

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

Amortization of accrued liabilities for stock issued for services G&A and related percentages for the three months ended March 31, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2015	2014
Stock for services and Prepaid consulting services expense G&A	$2,162	$9,690
Percentage decrease from prior year	(78%)	(48%)

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services had been fully amortized prior to the third quarter of 2014.

The number of  shares issued for prepaid consulting services G&A in the three months ending March 31, 2015 was 9,272,502 (5,490,000 in the corresponding period in 2014).

Prepaid consulting services G&A in the three months ended March 31, 2015 consisted of the following:
Amortization of cost of stock issued prior to 2014	$209
Amortization of cost of stock issued in 2014	1,428
Amortization of cost incurred for new stock issued in the three months ended March 31, 2015 under consulting contracts entered into in 2015	125

Amortization of stock issued for services R&D and related percentages for the three months ended March 31, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2015	2014
Prepaid consulting services R&D	$0	$3,659
Percentage increase/(decrease) from prior year	(100%)	40%

The decline in expense reflects the fact that the cost of shares issued for services have been fully amortized prior to the third quarter of 2014.

There were no new shares issued for prepaid consulting services R&D in the three months ending March 31, 2015 or 2014.

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

In the three months ended March 31, 2015, the Company issued no warrants to stockholders. In the three months ended March 31, 2014, the Company issued 1,448,000 warrants to stockholders at an exercise price range of $1.00 to $ 1.50, for which it recorded an expense of $ 2,414.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. The increase year over year in depreciation and amortization expense reflects the fact that most of the Company's patents and licenses were acquired after October 1, 2012.

Depreciation and amortization expenses for the three months ended March 31, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2015	2014
Depreciation expense	$1	$1
Amortization expense	$148	$719
Increase/ (decrease) from prior year	$(571)	$22
Percentage increase/(decrease) from prior year	(79)	3%

Interest Expense

Interest expense for the three months ended March 31, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2015	2014
Interest expense	$18	$161
Decrease from prior year	$(143)	$(79)
Percentage decrease from prior year	(89%)	(33%)

Loss on settlement of debt

In three months ended March 31, 2015, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded an expense of $0, reflecting the fair value of the shares of common stock issued in exchange for the debt. In three months ended March 31, 2014, the Company recorded an expense of $0 to settle all or a portion of notes or accounts payable.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $30,852 at March 31, 2015, compared to $233,692 at March 31, 2014.

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

For the three months ended March 31, 2015 and 2014, net cash used in operating activities from operations was $757,110 and $1,359,929, respectively.

No cash was used in investing activities for the three months ended March 31, 2015 and 2014.

During the three months ended March 31, 2015 proceeds from the sale of stock and exercise of stock warrants totaled $95,000 compared to $657,025 for the corresponding period in 2014. We also received $500,975 from the issuance of notes payable in three months ended March 31, 2015, compared to $600,000 in 2014.  There were no loan repayments in the three months ended March 31, 2015 ($20,000 in 2014).  No payments were made for patent liabilities in the three months ended March 31, 2015 ($50,000 in 2014).

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2015 and 2014, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Management assessed the effectiveness of the internal controls over financial reporting as of March 31, 2015, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of March 31, 2015, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the proceeding described below, the legal proceedings described in Note 11 of the “Notes to the Condensed Consolidated Financial Statements” are incorporated in this “Item 1: Legal Proceedings” by reference.

In December 2014, a claim was filed for breach of contract in the United States District Court, Southern District of Florida, Gary Gemignani v. Immune Therapeutics, Inc. f/k/a TNI BioTech, Inc., in which the named plaintiff claims that we breached a consulting agreement.  The plaintiff is seeking an amount of damages to be determined at trial, pre-judgment interest, an award of 1,000,000 shares of our common stock and an award of 1,000,000 shares of common stock of Cytocom Inc.  On March 19, 2015, the case was transferred from the Southern District of Florida to the Middle District of Florida.  We are currently in settlement negotiations with plaintiff’s counsel.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 1, 2015 and March 31, 2015, warrant holders exercised warrants to purchase 24,000 shares. The Company sold an aggregate 240,000 shares of its common stock at $0.10 per share. In total, the Company received $5,975 as consideration for the exercise of the previously-issued warrants and $24,000 for the purchase of common stock under the Private Placement, for an aggregate sum of $29,975.

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

No shares were issued by the Company in the quarters ended March 31, 2015 or 2014 pursuant to the exercise of warrants issued in prior periods to consultants.

No shares were issued by the Company in the quarters ended March 31, 2015 or 2014 to settle amounts owed under notes payable, including accrued and unpaid interest as applicable, to common stock as repayment of the notes.

No shares were issued by the Company in the quarters ended March 31, 2015 or 2014 to settle amounts owed to certain of the Company’s vendors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in arears with the repayment of a promissory note for $100,000 issued July 29, 2014 to Ira Gaines.  The note matured on January 27, 2015, and the Company had insufficient cash on hand to repay the note.  The note earns interest at a rate of 18% per annum. The Company has continued to pay monthly interest on the note since the maturity date.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

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

Immune Therapeutics, Inc.

Date: May 15, 2015	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

Immune Therapeutics, Inc.

Date: May 15, 2015	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer