Form 10-Q
period 2015-06-30
Immune Therapeutics, Inc.
filed 2015-08-14
CIK 1559356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 12, 2015 there were 150,023,106 shares of Common Stock outstanding.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$22,385	$191,987
Accounts receivable	7,718	-
Prepaids and other current assets	30,000	30,000
Total current assets	60,103	221,987

Fixed Assets:
Computer equipment, net of accumulated depreciation
of $5,113 and $3,778 respectively	2,900	4,235

Intangible Assets:
Patents and licenses, net of accumulated amortization
of $1,497,795 and $1,201,678, respectively (Note 10)	5,522,468	5,818,585

Deposits	10,183	10,183
Total assets	$5,595,654	$6,054,990

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,918,263	$2,077,194
Accrued liabilities	999,554	1,111,839
Current portion of notes payable	1,028,042	186,067
Total current liabilities	3,945,859	3,375,100

Non-current Liabilities:
Notes payable, less current portion	428,958	327,458
Total non-current liabilities	428,958	327,458

Total Liabilities	4,374,817	3,702,558
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock - par value $0.0001; 500,000,000 shares authorized;
149,123,106 and 134,417,210 shares issued and outstanding respectively	14,913	13,442
Additional paid in capital	340,200,927	337,985,787
Stock issuances due	592,606	847,279
Prepaid services	(1,150,667)	(3,553,186)

Accumulated deficit	(338,780,472)	(333,547,377)
Equity attributable to common stockholders	877,307	1,745,945
Non-controlling interest	343,530	606,487
Total stockholders' equity	1,220,837	2,352,432
Total liabilities and stockholders' equity	$5,595,654	$6,054,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Six Months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues, net	$5,648	$-	$7,718	$-

Operating expenses
Selling, general and administrative	443,585	1,840,957	845,572	2,357,133
Research and development expense	414,492	559,257	591,650	1,070,509
Stock issued for services G&A	1,450,334	2,294,683	3,611,893	11,984,389
Stock issued for services R&D	-	1,466,667		5,126,250
Warrant valuation	-	(414,684)	-	1,992,386
Depreciation and amortization expense	148,726	719,287	297,452	1,438,575
Total operating expenses	2,457,137	6,466,167	5,346,567	23,969,242

Loss from operations	(2,451,489)	(6,466,167)	(5,338,849)	(23,969,242)

Other income (expense):
Interest expense	(50,711)	(120,982)	(68,757)	(282,063)
Exchange gain (loss)	-	-	-	(783)
Loss on settlement of debt	(88,445)	-	(88,445)	-
Total other income (expense)	(139,156)	(120,982)	(157,202)	(282,846)

Net (loss)	$(2,590,645)	$(6,587,149)	$(5,496,051)	$(24,252,088)
Net loss attributable to non-controlling interest	(138,891)		(262,956)
Net (loss) attributable to common shareholders	$(2,451,754)	$(6,587,149)	$(5,233,095)	$(24,252,088)

Basic and diluted loss per share attributable to common shareholders	$(0.02)	$(0.08)	$(0.04)	$(0.29)

Weighted average number of shares outstanding	147,387,763	87,607,393	142,563,007	84,601,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED JUNE 30, 2015
(Unaudited)

	Common Stock		Additional Paid	Stock to	Prepaid	Accumulated	NonControlling
	Shares	Amount	in Capital	Be Issued	Services	Deficit	Interest	Total

Balance, December 31, 2014	134,417,210	$13,442	$337,985,788	847,278	$(3,553,185)	$(333,547,377)	$606,486	$2,352,432

Issuance of common stock for prepaid services	10,239,170	1,025	1,809,851	(682,500)	(671,000)	-	-	457,376

Amortization of prepaid services	-	-	-	-	3,073,518	-	-	3,073,518

Issuance of common stock in exchange for debt	2,803,240	280	287,979	312,303	-	-	-	600,562

Issuance of common stock for cash and exercise of warrants	1,664,000	166	117,309	34,525	-	-	-	152,000

Issuance of common stock for legal settlement				81.000				81,000

Net loss	-	-	-	-	-	(5,233,095)	(262,956)	(5,496,051)

Balance, June 30, 2015	149,123,620	$14,913	$340,200,927	$592,606	$(1,150,667)	$(338,780,472)	$343,530	$1,220,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,496,051)	$(24,252,088)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,335	1,150
Amortization	296,117	1,437,424
Stock issued, and amortization of stock issued, for prepaid services	3,530,894	16,577,236
Loss on settlement of debt	600,562	-
Stock issued for services	-	536,899
Stock issued for license	-	660
Stock issued for legal settlement	81,000	448,500
Amortization of debt discount	-	25,000
Stock warrant expense	-	1,986,927
Stock (returned) issued for donation	-	(750,000)
Stock issued for interest	-	225,750
Changes in operating assets and liabilities:
Accounts payable	(158,931)	808,430
Accounts receivable	(7,718)	-
Accrued liabilities	(112,285)	205,344
Prepaid expenses and deposits		188,152

Net cash used in operating activities	(1,265,077)	(2,560,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(42,503)
Net cash used in investing activities	-	(42,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of warrants	152,000	1,655,262
Proceeds from issuance of notes payable	943,475	750,000
Repayments of notes payable, related party	-	(50,000
Payments made on patent liability	-	(100,000)

Net cash provided by financing activities	1,095,475	2,255,262

Net decrease in cash	(169,602)	(347,857)
Cash and cash equivalents at beginning of period	191,987	406,596
Cash and cash equivalents at end of period	$22,385	$58,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$7,500	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for license	$0	$57,340

Common stock issued for prepaid services	$10,239,170	$8,922,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2015
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

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at December 31, 2014 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2015 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss from operations of $5,496,051 and used cash and cash equivalents for operations in the amount of $1,265,077 during the six months ended June 30, 2015, resulting in stockholders equity of $1,220,837 at June 30, 2015.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2015, the Company has no uninsured cash balances.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense from continuing operations for the quarters ended June 30, 2015 and June 30, 2014 was $667 and $575, respectively.

Intangible Assets

Costs incurred to acquire and/or develop the Company’s product licenses and patents are capitalized and amortized by straight-line methods over estimated useful lives of seven to sixteen years. Intangible assets are stated at the lower of cost or estimated fair market value.  During the quarters ended June 30, 2015 and June 30, 2014, the Company did not capitalize any such costs. (See Note 10).  Amortization expense for the quarters ended June 30, 2015 and June 30, 2014 was $148,059 and $718,712, respectively.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360-10-05, “Property, Plant and Equipment.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.  No impairment losses were recognized for the quarters ended June 30, 2015 and June 30, 2014.

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. At the end of the quarters ended June 30, 2015 and June 30, 2014, the Company had not accrued any interest or penalties related to uncertain tax positions.

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

A calculation of basic and diluted net loss per share follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Historical net loss per share:
Numerator
Net loss	$(2,590,645)	$(6,587,149)	$(5,496,051)	$(24,252,088)
Net loss attributed to Common stockholders	$(2,451,754)	$(6,587,149)	$(5,233,095)	$(24,552,088)

Denominator
Weighted-average common shares outstanding—
Denominator for basic and diluted net loss per share	147,387,763	87,607,393	142,563,007	84,601,730
Basic and diluted net loss per share attributed
to common stockholders	$(0.02)	$(0.08)	$(0.04)	$(0.29)

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	For the three months ended June 30,
	2015	2014
Warrants to purchase Common stock	9,372,750	8,486,750
	9,372,750	8,486,750

Recent Accounting Standards

During the quarter ended June 30, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

3. Property and Equipment

	June 30,
	2015	2014
Property and equipment:
Computer equipment	$8,013	$8,013

Less accumulated depreciation	(5,113)	(2,443)

Property and equipment, net	$2,900	$5,570

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Retainer for legal services	$60	$60
Accrued payroll to officers and others	596	763
Accrued interest - notes payable	63	2
Estimated legal settlement	279	279
Other accrued liabilities	0	7
State payroll taxes	2	1
Total accrued expenses and other liabilities	$1,000	$1,112

5. Notes Payable

Notes payable consist of the following:
	June 30, 2015	December 31, 2014
Promissory note issued July 29, 2014 to Ira Gaines. The note matures on January 27, 2015 and earns interest at a rate of 18% per annum.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and March 31, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015.	771,500	406,525

Promissory note issued October 17, 2014 to Roger Bozarth. The note matures on October 17, 2015 and earns interest at a rate of 2% per annum.	7,000	7,000

Promissory note issued January 26, 2015 to Robert J. Dailey. The note is Senior to, and has priority in right of payment over, all indebtedness of borrower. The note earns interest at a rate of 2% per annum and is due on June 30, 2015.	200,000	-

Promissory notes issued by Cytocom Inc. between April 29, 2015 and June 22, 2015. Lenders earn interest at rates between 5% and 10% per annum. Notes will be repaid between June 30, 2015 and September 30, 2015.	378,500	-

Total	1,457,000	513,525

Less: Current portion	(1,028,042)	(186,067)

Long-Term debt, less current portion	$428,958	$327,458

As of June 30, 2015, the Company had accrued $63,064 in unpaid interest, compared to $67,863 as of June 30, 2014. During the six months ended June 30, 2015, no shares were issued by the Company for origination fees and loan expenses under promissory notes (compared to 335,000 shares with a fair value $225,750 in the six months ended June 30, 2014).

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

As of June 30, 2015 and 2014, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of June 30, 2015, the Company had 149,123,620 shares of common stock outstanding and 90,901,347 outstanding as of June 30, 2014.

Stock Warrants

In the quarter ended June 30, 2015, the Company issued no warrants.

There were no modifications of the terms of any warrants issued by the Company in the quarters ended June 30, 2015 and 2014.

Following is a summary of outstanding stock warrants at June 30, 2015 and activity during the six months then ended:

	Number of Shares	Exercise Price	Weighted Average Price

Warrants as of December 31, 2014	9,396,750	$0.14-15	$1.72

Issued in 2015	0	$-	$-

Expired	-	$-	$-

Exercised	(24,000)	$0.50	$0.50

Warrants as of June 30, 2015	9,372,750	$0.14-15	$1.72

Summary of outstanding warrants as of June 30, 2015:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)
Third Quarter 2015	407,500	$1.50-2.00	0.25
Fourth Quarter 2015	268,750	$1.50	0.50
Second Quarter 2016	37,500	$3.00-5.00	1.00
Third Quarter 2016	525,000	$0.50-5.00	1.25
Third Quarter 2017	1,500.000	$1.00-1.50	2.25
Fourth Quarter 2017	2,941,666	$1.00-9.00	2.50
First Quarter 2018	127,500	$15.00	2.75
Second Quarter 2018	33,334	$15.00	3.00
Third Quarter 2018	400,000	$1.00-1.50	3.25
Fourth Quarter 2018	1,197,500	$1.00-1.50	3.50
First Quarter 2019	1,024,000	$1.50	3.75
Third Quarter 2019	500,000	$.50	4.25
Fourth Quarter 2019	410,000	$0.14-1.50	4.50

7. Stock Compensation

Shares Issued for Services

During the six months ended June 30, 2015 and 2014, the Company issued 10,239,170 and 7,140,000 shares of common stock respectively for consulting fees.  The Company valued these shares at $1,810,876 and $8,922,500 respectively, based upon the fair value of the common stock at the dates of the agreements.  The consulting fees are amortized over the contract periods which are typically between 12 and 24 months.   The amortization of prepaid services totaled $3,073,518 and $16,577,236 for the six months ended June 30, 2015 and 2014.

8. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the quarters ended June 30, 2015 and 2014 because the Company incurred a net loss in both quarters.

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

9. Subsequent Events

Between June 30, 2015 and August 12, 2015, the Company borrowed $307,000.

Between June 30, 2015 and August 12, 2015, the Company issue 900,000 shares of common stock.

As of August 12, 2015, the Company had outstanding 150,023,106 shares of common stock.

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

In December of 2014, the Government of Malawi completed an oncology clinic at the Queen Elizabeth Central Hospital in Blantyre, Malawi for the treatment of cancer and infectious diseases.  Protocols for a 120-day bridging trial at the clinic for cancer treatment using Lodonal have been submitted for review and the Company expects to obtain government approvals in 2015 to commence a trial.  Lodonal pills have been produced in Nicaragua in anticipation of the trial.  Shipments will commence once the trial is approved.

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

In September 2013, TNI BioTech International, Ltd., a wholly-owned subsidiary of the Company, signed a Distribution Agreement with AHAR Pharma, a Nigerian company, to market Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer.  AHAR intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The agreement gives AHAR exclusive rights to sell to customers in the private sector and non-exclusive rights to public-sector companies.  The Company may terminate the exclusivity if AHAR fails to meet minimum purchase targets.  Unless terminated earlier, the agreement is valid for five years, subject to the right of the parties to extend for one additional five-year term.  The Company expects to implement the agreement in 2015.  Under the agreement, the Company is obligated to provide delivery of an initial supply of between 1 million and 1.5 million doses of Lodonal™ product to cover AHAR Pharma’s first-year purchase commitment.

Other Agreements for Africa

In June 2014, Airmed Biopharma Limited (“Airmed”), a wholly-owned subsidiary of the Company, signed an exclusive agency agreement with GB Pharma Holdings Inc., to market and promote Lodonal™, and to solicit purchase orders for Lodonal™, in various counties in Africa.  Airmed is required to pay GB Pharma Holdings Inc. a commission based on payments actually received on purchase orders procured by the GB Pharma Holdings Inc. from customers in Africa during the term of the agreement, after deduction for certain costs incurred by Airmed for product supply. The agreement has an initial term of five years, with automatic renewals for additional one-year periods unless terminated by either party.

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

Operating Leases

At June 30, 2015, the Company was a party to agreements to lease office space in White Plains, New York, and Orlando, Florida.  The White Plains office is no longer in use.  Rent expense for the quarters ended June 30, 2015 and 2014 was $18,319 and $31,207, respectively.

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

Legal Proceedings

In October 2014, a claim was filed for breach of contract and unjust enrichment in the United States District Court, Middle District of Florida, Orlando Division, QS Pharma, LLC v. TNI BioTech, Inc. n/k/a Immune Therapeutics, Inc., in which the named plaintiff claims that we breached various proposals between the parties. The plaintiff was seeking an amount of damages to be proven at trial and pre-judgment interest.  The plaintiff filed a Motion for Order of Default, which the court entered against the Company in favor of the plaintiff on December 15, 2014. The company has accrued $210,452 for this claim. In May 2015, under a garnishment order the plaintiff withdrew $91,424 from the Company’s bank accounts towards settlement of the claim.

12. Related Party Transactions

On January 3, 2013, the Company formalized the terms under which Kelly O’Brien Wilson, the daughter-in-law of the Company's Chief Executive Officer is employed. Ms. Wilson had been working with the Company in 2012 and her three-year employment agreement is effective as of December 1, 2012. The terms of the agreement define her base salary, a grant of a common stock, and health insurance coverage. Ms. Wilson was issued 500,000 shares of common stock of the Company in January 2014. In the quarters ended June 30, 2015 and 2014, the Company paid compensation to Ms. Wilson totaling $40,848 and $40,848 respectively.

On May 15, 2015, the Company entered into a Royalty Agreement with Chris Pearce, a member of our Board of Directors. The Board of Directors approved the Agreement at a meeting held on April 16, 2015.  The purpose of the Agreement is to compensate Pearce for his time as one of our founders and pay Pearce certain deferred compensation.  Pursuant to the Agreement, Pearce shall receive a royalty payment in perpetuity in an amount equal to $0.010 per one tablet or capsule of low dose naltrexone sold by us outside of the United States, and $0.005 per one tablet or capsule of low dose naltrexone sold by us in the United States.  The Agreement continues in effect in perpetuity unless terminated by the Company and Mr. Pearce’s written consent.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014 (all dollar amounts and numbers in $000s, except percentages or where otherwise indicated)

Revenues

We had revenues from operations of $5,648 for the three months ended June 30, 2015.  There were no revenues in 2014.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended June 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2015	2014
Selling, general and administrative	$444	$1,841
Increase/(decrease) from prior year	$(1,397)	$(859)
Percent decrease from prior year	(76%)	(32%)

For the three months ended June 30, 2015 and 2014, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2015		2014
	$		$
Consulting and contractors		334		484
Payroll		(43)		303
Professional fees		31		566
Travel		17		40
Insurance		0		21
Other expenses		105		427

In the three months ended June 30, 2015, total cash and cash accruals for selling, general and administrative expense was $444 compared to $1,841 for the corresponding period in 2014, a decrease of $1,397 or 76%. Significant cash items included:

●
consulting and contactor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $334 in 2015, a decrease of $150 or 31% over the $484 spent in 2014. The decrease was the result primarily of the conversion of amounts owed from prior periods to equity, which resulted in a large credit to this expense category;

●
professional fees for legal, tax and accounting services in the amount of $31 in 2015, a decrease of $535 or 950% over the $566 spent in 2014.  The decrease was the result primarily of lower spending on contractor services in 2015;

●
payroll in the amount of $(43) in 2015, a decrease of $346 or 114% over the $303 spent in 2014.  The decrease reflects the conversion of deferred payroll owed to a Company officer into an agreement to pay the officer a royalty on future product sales ; and

●	travel in the amount of $17 in 2015, a decrease of $23 or 58% over the $40 spent in 2014.

Research and development

R&D expenses and related percentages for the three months ended June 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2015	2014
Research and development	$414	$559
Increase decrease from prior year	$145	$16
Percent decrease from prior year	(26%)	(3%)

Expenses for research and development in the three months ended June 30, 2015 decreased by 26% compared to expenses in the same period in 2014. The decrease occurred mainly as a result a reduction in the cost of stock payments for licenses, purchases of materials for R&D, and legal fees paid to maintain patents and licenses.

In the three months ended June 30, 2015, total cash spent on R&D was $414, a decrease of $145 or 26% over the $559 spent in the same period in 2014. Significant cash items included:

●	payments for contracted technical services, $53 in 2015, a decrease of $123 or 70% over the $176 spent in 2014, reflecting the decreased use of contractors to perform some of our research activities;
●	payments for professional fees $10 in 2015, a decrease of $51 or 84% over the $61 spent in 2014;
●	payroll of $3 in 2015, a decrease of $90 or 97% over the $93 spent in 2014, reflecting the suspension of the R&D program in the 4th quarter of 2014.

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

Amortization of accrued liabilities for stock issued for services G&A and related percentages for the three months ended June 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2015	2014
Stock for services and Prepaid consulting services expense G&A	$1,450	$2,295
Percentage decrease from prior year	(37%)	(74%)

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services prior to 2014 had been fully amortized prior to the third quarter of 2014.

The number of  shares issued for prepaid consulting services G&A in the three months ending June 30, 2015 was 966,668 (2,340,000 in the corresponding period in 2014).

Prepaid consulting services G&A in the three months ended June 30, 2015 consisted of the following:
Amortization of cost of stock issued prior to 2015	$1,275
Amortization of cost of stock issued in the first quarter 2015	172
Amortization of cost incurred for new stock issued in the three months ended June 30, 2015 under consulting contracts entered into in 2015	3

Amortization of stock issued for services R&D and related percentages for the three months ended June 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2015	2014
Prepaid consulting services R&D	$0	$1,467
Percentage increase/(decrease) from prior year	(100%)	(74)%

The decline in expense reflects the fact that the cost of shares issued for services have been fully amortized prior to the third quarter of 2014.

There were no new shares issued for prepaid consulting services R&D in the three months ending June 30, 2015 or 2014.

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

In the three months ended June 30, 2015, the Company issued no warrants to stockholders. In the three months ended June 30, 2014, the Company issued no warrants to stockholders.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. The increase year over year in depreciation and amortization expense reflects the fact that most of the Company's patents and licenses were acquired after October 1, 2012.

Depreciation and amortization expenses for the three months ended June 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2015	2014
Depreciation expense	$1	$1
Amortization expense	$148	$718
Increase/ (decrease) from prior year	$(570)	$22
Percentage increase/(decrease) from prior year	(79%)	3%

The decrease reflects the fact that the LDN patents acquired from Dr. Nicholas P. Plotnikoff and Professor Fengping Shan in 2012 were fully amortized by the end of 2014.

Interest Expense

Interest expense for the three months ended June 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2015	2014
Interest expense	$51	$121
Decrease from prior year	$(70)	$(533)
Percentage decrease from prior year	(58%)	(81%)

The decrease reflects the lower levels of interest-bearing debt in the second quarter of 2015.

Loss on settlement of debt (dollar amounts in thousands)

In three months ended June 30, 2015, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded an expense of $88, reflecting the fair value of the shares of common stock issued in exchange for the debt. In three months ended June 30, 2014, the Company recorded an expense of $0 to settle all or a portion of notes or accounts payable.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 (all dollar amounts and numbers in $000s, except percentages or where otherwise indicated)

Revenues

We had revenues from operations of $7,718 for the six months ended June 30, 2015.  There were no revenues in 2014.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the six months ended June 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2015	2014
Selling, general and administrative	$846	$2,357
Increase/(decrease) from prior year	$(1,511)	$(510)
Percent decrease from prior year	(64%)	(18%)

For the six months ended June 30, 2015 and 2014, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2015		2014
	$		$
Stock listing and investor relations expenses		38		330
Consulting and contractors		356		975
Payroll		179		611
Professional fees		104		711
Travel		121		168
Insurance		(126)		63
Other expenses		174		249
Charitable donations		-		(750)

In the six months ended June 30, 2015, total cash and cash accruals for selling, general and administrative expense was $846 compared to $2,357 for the corresponding period in 2014, a decrease of $1,511 or 64%. Significant cash items included:

●
consulting and contactor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $356 in 2015, a decrease of $619 or 63% over the $975 spent in 2014. The decrease was the result primarily of the conversion of amounts owed from prior periods to equity, which resulted in a large credit to this expense category;

●
professional fees for legal, tax and accounting services in the amount of $104 in 2015, a decrease of $607 or 85% over the $711 spent in 2014.  The decrease reflects the reduction in new patent and intellectual property-related activity in 2015;

●	payroll in the amount of $179 in 2015, a decrease of $432 or 71% over the $611 spent in 2014. The decrease reflects the reduction in headcount in 2015; and
●	travel in the amount of $121 in 2015, a decrease of $47 or 28% over the $168 spent in 2014.

Research and development

R&D expenses and related percentages for the six months ended June 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2015	2014
Research and development	$592	$1,071
Increase decrease from prior year	$(479)	$(210)
Percent decrease from prior year	(45%)	(20%)

Expenses for research and development in the six months ended June 30, 2015 decreased by 45% compared to expenses in the same period in 2014. The decrease occurred mainly as a result a reduction in the cost of stock payments for licenses, purchases of materials for R&D, and legal fees paid to maintain patents and licenses.

In the six months ended June 30, 2015, total cash spent on R&D was $592, a decrease of $479 or 45% over the $1,071 spent in the same period in 2014. Significant cash items included:

●	payments for contracted technical services, $139 in 2015, a decrease of $180 or 56% over the $319 spent in 2014, reflecting the decreased use of contractors to perform some of our research activities;
●	payments for professional fees $16 in 2015, a decrease of $133 or 89% over the $149 spent in 2014, reflecting the reduction in new patent and intellectual property-related activity in 2015;
●	payroll of $5 in 2015, a decrease of $181 or 98% over the $186 spent in 2014, reflecting the suspension of the R&D program in the 4th quarter of 2014; and
●	Spending on trials of $339 in 2015, an increase of $339 or 100% over the $0 spent in 2014, reflecting the commencement of trials in Africa in 2015.

Most of the R&D spending in 2015 was for the development of LDN, compared to 75% of spending on LDN in 2014.  The balance of 2014 R&D spending was on MENK.

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

Amortization of accrued liabilities for stock issued for services G&A and related percentages for the six months ended June 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2015	2014
Stock for services and Prepaid consulting services expense G&A	$3,612	$11,984
Percentage decrease from prior year	(70%)	(38%)

The decline in expense reflects the decrease in the price of the Company’s stock year over year.

The number of  shares issued for prepaid consulting services G&A in the six months ending June 30, 2015 was 10,239,170 (7,140,000 in the corresponding period in 2014).

Prepaid consulting services G&A in the six months ended June 30, 2015 consisted of the following:
Amortization of cost of stock issued prior to 2015	$2,773

Amortization of cost incurred for new stock issued in the six months ended June 30, 2015 under consulting contracts entered into in 2015	839

Amortization of accrued liabilities for stock issued for services R&D and related percentages for the six months ended June 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2015	2014
Prepaid consulting services R&D	$0	$5,126
Percentage increase/(decrease) from prior year	(100%)	(20)%

The decline in expense reflects the fact that the cost of shares issued for services have been fully amortized prior to the third quarter of 2014.

There were no new shares issued for prepaid consulting services R&D in the six months ending June 30, 2015 or 2014.

Warrant valuation expense (dollar amounts in thousands)

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

In the six months ended June 30, 2015, the Company issued no warrants to stockholders. In the six months ended June 30, 2014, the Company issued 1,448,000 warrants to stockholders at an exercise price range of $1.00 to $1.50, for which it recorded an expense of $1,992.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. The increase year over year in depreciation and amortization expense reflects the fact that most of the Company's patents and licenses were acquired after October 1, 2012.

Depreciation and amortization expenses for the six months ended June 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2015	2014
Depreciation expense	$1	$1
Amortization expense	$296	$1,438
Increase/ (decrease) from prior year	$(1,142)	$23
Percentage increase/(decrease) from prior year	(79%)	2%

The decrease reflects the fact that the LDN patents acquired from Dr. Nicholas P. Plotnikoff and Professor Fengping Shan in 2012 were fully amortized by the end of 2014.

Interest Expense

Interest expense for the six months ended June 30, 2015 and 2014 was as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2015	2014
Interest expense	$69	$282
Decrease from prior year	$(213)	$(389)
Percentage decrease from prior year	(76%)	(58%)

The decrease reflects the lower levels of interest-bearing debt in the first half of 2015.

Loss on settlement of debt (dollar amounts in thousands)

In six months ended June 30, 2015, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded an expense of $88, reflecting the fair value of the shares of common stock issued in exchange for the debt. In six months ended June 30, 2014, the Company recorded an expense of $0 to settle all or a portion of notes or accounts payable.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $22,385 at June 30, 2015, compared to $191,987 at June 30, 2014.

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

For the six months ended June 30, 2015 and 2014, net cash used in operating activities from operations was $1,265,077 and $2,560,616, respectively.

No cash was used in investing activities for the six months ended June 30, 2015 ($42,503 was used in 2014 for the purchase of licenses).

During the six months ended June 30, 2015 proceeds from the sale of stock and exercise of stock warrants totaled $152,000 compared to $1,655,262 for the corresponding period in 2014.  We also received $943,475 from the issuance of notes payable in six months ended June 30, 2015, compared to $750,000 in 2014.  There were no loan repayments in the six months ended June 30, 2015 ($50,000 in 2014).  No payments were made for patent liabilities in the six months ended June 30, 2015 ($100,000 in 2014).

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2015 and 2014, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Management assessed the effectiveness of the internal controls over financial reporting as of June 30, 2015, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of June 30, 2015, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

In December 2014, a claim was filed for breach of contract in the United States District Court, Southern District of Florida, Gary Gemignani v. Immune Therapeutics, Inc. f/k/a TNI BioTech, Inc., in which the named plaintiff claims that we breached a consulting agreement.  In July 2015 the parties agreed to settle the claim.  In accordance with the agreement, provided the court has accepted the dismissal of the Action with prejudice Mr. Gemignani will receive a cash payment totaling $152,510, payable in monthly instalments between August 2015 and October 2016. Upon the Court’s acceptance of the dismissal of the Action with prejudice, the Company is required to deliver to Gemignani a stock certificate representing one million (1,000,000) shares of Immune’s common stock, together with a statement representing one million (1,000,000) shares of Cytocom’s common stock, held electronically in book-entry.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 1, 2015 and June 30, 2015, warrant holders exercised warrants to purchase 24,000 shares. The Company received $12,000 from the warrant holders.

Between January 1, 2015 and June 30, 2015, the Company sold an aggregate 1,640,000 shares of its common stock at an average price of $0.085 per share, and received $140,000 therefor.

2,803,240 shares were issued by the Company in the quarter ended June 30, 2015 to settle amounts aggregating $600,562 owed to certain of the Company’s vendors.

Between April 29, 2015 and June 22, 2015 promissory notes totaling $378,500 were issued by the Company’s subsidiary Cytocom, Inc.  Lenders earn interest at rates between 5% and 10% per annum. Notes will be repaid between June 30, 2015 and September 30, 2015

The issuances of the Company’s securities in connection with the above issuances were completed in private transactions by the Company not involving any public offering pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued bearing a restrictive legend and may not be resold by the holders unless such securities are registered or an exemption from registration is available. The Company determined, based on representations of the investors, that the investors were “accredited investors” as defined under Rule 501(a) of the Securities Act.

During the six months ended June 30, 2015 and 2014, the Company issued 10,239,170 and 7,140,000 shares of common stock respectively for consulting fees.  The Company valued these shares at $1,810,876 and $8,922,500 respectively, based upon the fair value of the common stock at the dates of the agreements.  The consulting fees are amortized over the contract periods which are typically between 12 and 24 months.   The amortization of prepaid services totaled $3,073,518 and $16,577,236 for the six months ended June 30, 2015 and 2014.

No shares were issued by the Company in the quarters ended June 30, 2015 or 2014 pursuant to the exercise of warrants issued in prior periods to consultants.

No shares were issued by the Company in the quarters ended June 30, 2015 or 2014 to settle amounts owed under notes payable, including accrued and unpaid interest as applicable, to common stock as repayment of the notes.

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

In the second quarter of 2015, Cytocom Inc. issued promissory notes totaling $378,500.  Lenders earn interest at a rates between 5% and 10% per annum.  Certain notes together with accrued and unpaid interest totaling $241,500 matured on June 30, 2015. Cytocom had insufficient cash on hand to repay the notes.

At June 30, 2015 the Company was in arrears on the payment of the first installment of principal and interest owed on certain promissory notes issued between November 26, 2014 and June 30, 2015.  The total amount in arrears on that date was $259,837.  Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest.  In July 2015, holders of the applicable notes agreed to extend the first repayment date to October 15, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

Departure of Executive Officer and Director

On June 16, 2015 the board of directors (i) removed Mr. Seth Elliott from his positions of President and Chief Operating Officer of Immune Therapeutics, Inc., (ii) removed Mr. Vincent Butta as a member of our board of directors, and (iii) in connection with such removals, approved the termination of the Consulting Agreement between The Sevin Group, LLC and us, which became effective December 17, 2014 (the “Agreement”).

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

Immune Therapeutics, Inc.

Date: August 14, 2015	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

Immune Therapeutics, Inc.

Date: August 14, 2015	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer