Form 10-Q
period 2015-09-30
Immune Therapeutics, Inc.
filed 2015-11-16
CIK 1559356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________

Commission File Number 000-54933

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

As of November 16, 2015 there were 117,990,052 shares of Common Stock outstanding.

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

Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements.  All forward-

looking statements included in this prospectus are based on information available to us on the date of this Annual Report.  Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Annual Report.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$153,868	$191,987
Accounts receivable	12,676	-
Prepaids and other current assets	45,401	30,000
Total current assets	211,945	221,987

Fixed Assets:
Computer equipment, net of accumulated depreciation
of $5,752 and $3,778 respectively	2,261	4,235

Intangible Assets:
Patents and licenses, net of accumulated amortization
of $1,645,853 and $1,201,678, respectively (Note 10)	5,374,410	5,818,585

Deposits and other assets	42,183	10,183
Total assets	$5,630,799	$6,054,990

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,923,777	$2,077,194
Accrued liabilities	933,266	1,111,839
Current portion of notes payable	1,729,100	186,067
Total current liabilities	4,586,143	3,375,100

Non-current Liabilities:
Notes payable, less current portion	109,333	327,458
Total non-current liabilities	109,333	327,458

Total Liabilities	4,695,476	3,702,558
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock - par value $0.0001; 500,000,000 shares authorized;
175,444,934 and 134,417,210 shares issued and outstanding respectively	17,545	13,442
Additional paid in capital	343,856,174	337,985,787
Stock issuances due	146,303	847,279
Prepaid services	(644,167)	(3,553,186)
Accumulated deficit	(342,618,303)	(333,547,377)
Equity attributable to common stockholders	757,552	1,745,945
Non-controlling interest	177,771	606,487
Total stockholders' equity	935,323	2,352,432
Total liabilities and stockholders' equity	$5,630,799	$6,054,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Nine Months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues, net	$4,958	$-	$12,676	$-

Operating expenses
Selling, general and administrative	865,335	901,746	1,689,188	3,264,342
Research and development expense	111,361	401,424	703,011	1,471,934
Stock issued for services G&A	1,393,500	4,946,639	5,005,393	17,021,025
Stock issued for services R&D	-	-	-	5,036,250
Warrant valuation	37,451	114,939	37,451	2,101,866
Depreciation and amortization expense	148,696	720,369	446,148	2,158,943
Total operating expenses	2,556,343	7,085,117	7,881,191	31,054,360

Loss from operations	(2,551,385)	(7,085,117)	(7,868,515)	(31,054,360)

Other income (expense):
Interest expense	(79,924)	(94,101)	(148,681)	(376,163)
Exchange gain (loss)	-	-	-	(783)
Loss on settlement of debt	(1,394,000)	(4,022,957)	(1,482,445)	(4,022,957
Total other income (expense)	(1,473,924)	(4,117,058)	(1,631,126)	(4,399,903)

Net (loss)	$(4,025,309)	$(11,202,175)	$(9,499,641)	$(35,454,263)
Net loss attributable to non-controlling interest	(165,759)	-	(428,715)
Net (loss) attributable to common shareholders	$(3,859,550)	$(11,202,175)	$(9,070,926)	$(35,454,263)

Basic and diluted loss per share attributable to common shareholders	$(0.02)	$(0.12)	$(0.06)	$(0.40)

Weighted average number of shares outstanding	156,814,094	94,316,453	147,365,571	87,875,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2015
(Unaudited)

	Common Stock		Additional Paid	Stock to	Prepaid	Accumulated	NonControlling
	Shares	Amount	in Capital	Be Issued	Services	Deficit	Interest	Total

Balance, December 31, 2014	134,417,210	$13,442	$337,985,788	847,278	$(3,553,185)	$(333,547,377)	$606,486	$2,352,432

Issuance of common stock for prepaid services	16,922,504	1,693	2,748,683	(735,000)	(986,000)	-	-	1,029,376

Amortization of prepaid services	-	-	-	-	3,895,018	-	-	3,895,018

Issuance of common stock for investment	400,000	40	31,960	-	-	-	-	32,000

Issuance of common stock for legal settlements	1,000,000	100	79,900	1,000	-	-	-	81,000

Issuance of common stock for interest expense	62,500	6	15,619	-	-	-	-	15,625

Issuance of common stock in exchange for debt	16,278,720	1,628	2,504,934	(102,000)	-	-	-	2,404,562

Issuance of common stock for cash and exercise of warrants	6,364,000	636	451,839	135,025	-	-	-	587,500

Issuance and modification of common stock warrants			37,451					37,451

Net loss	-	-	-	-	-	(9,070,926)	(428,715)	(9,499,641)

Balance, September 30, 2015	175,444,934	$17,545	$343,856,174	$146,303	$(644,167)	$(342,618,303)	$177,771	$935,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

 IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,499,641)	$(35,454,263)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,974	1,817
Amortization	444,175	2,157,125
Stock issued, and amortization of stock issued, for prepaid services	3,895,018	19,771,875
Loss on settlement of debt	1,482,444	4,022,957
Stock issued for services	1,029,375	2,148,900
Stock issued for license	-	468,000
Stock issued for legal settlement	81,000	448,500
Debt discount	-	25,000
Stock warrant expense	37,452	2,101,866
Stock (returned) issued for donation	-	(750,000)
Stock issued for interest	15,625	298,200
Changes in operating assets and liabilities:
Accounts payable	605,634	1,101,734
Accounts receivable	(12,676)	-
Accrued liabilities	31,427	342,550
Prepaid expenses and deposits	(15,401)	226,642
Net cash used in operating activities	(1,903,594)	(3,089,097)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(42,503)
Purchase of License	-	(57,340)
Net cash used in investing activities	-	(99,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of warrants	587,500	1,799,262
Proceeds from notes payable	1,277,975	1,210,000
Payments made on patent liability	-	(50,000
Payments made on Bihari patent	-	(118,333)
Net cash provided by financing activities	1,865,475	2,840,929

Net decrease in cash and cash equivalents	(38,119)	(348,011)
Cash and cash equivalents at beginning of period	191,987	406,596
Cash and cash equivalents at end of period	$153,868	$58,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$12,000	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for loan expense and interest	$15,625	$298,200

Common stock issued for prepaid services	$1,029,376	$12,662,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
September 30, 2015
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

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company completed the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained certain exclusive rights to patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union).  The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development.  On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares.   In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. at that time.  As of September 30, 2015, the Company owns 140,100,000 shares of the common stock of Cytocom Inc, representing 50.5% of the total shares issued and outstanding.

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

The Company is currently a party to an agreement to lease office space in Orlando, Florida.

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at September 30, 2015 was not sufficient to meet the cash requirements to fund planned operations through March 31, 2016 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss from operations of $9,499,641 and used cash and cash equivalents for operations in the amount of $1,903,594 during the nine months ended September 30, 2015, resulting in stockholder's equity of $935,323 at September 30, 2015.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 (including the notes thereto) set forth in Form 10-K.

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

Revenue Recognition

Revenue from product sales is recognized upon passage of title and risk of loss to customers. Provisions for discounts, rebates and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Historical data are not yet readily available and reliable for use in estimating the amount of the reduction in gross sales. Revenue from the launch of a new product, from an improved version of an existing product, or for shipments in excess of a customer's normal requirements will be recorded when the conditions noted above are met. In those situations, management will record a returns reserve for such revenue, if necessary. If in future the Company participates in selling arrangements that include multiple deliverables (e.g., instruments, reagents, procedures, and service agreements), under these arrangements, the Company will recognize revenue upon delivery of the product or performance of the service and will allocate the revenue based on the relative selling price of each deliverable, which will be based primarily on vendor specific objective evidence. Revenue from license of product rights is recorded over the periods earned.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and will supersede most existing revenue recognition guidance. Early adoption is not permitted. The standard becomes effective for the Company in the first quarter of 2017. The Company is currently evaluating the effect, if any, that the standard will have on its consolidated financial statements and related disclosures.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets exceed the federally insured limits. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2015, the Company has no uninsured cash balances.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, “Financial Instruments”, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  Cash and cash equivalents, accounts receivable, and accounts payable, are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments.   The carrying value of notes payable also approximate fair value since they bear market rates of interest and other terms.  None of these instruments are held for trading purposes.

Fair Value Measurements

The ASC Topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense from continuing operations for the quarters ended September 30, 2015 and September 30, 2014 was $638 and $668, respectively.  Depreciation expense from continuing operations for the nine months ended September 30, 2015 and September 30, 2014 was $1,974 and $1,817, respectively.

Intangible Assets

Costs incurred to acquire and/or develop the Company’s product licenses and patents are capitalized and amortized by straight-line methods over estimated useful lives of seven to sixteen years. Intangible assets are stated at the lower of cost or estimated fair market value.  During the quarters ended September 30, 2015 and September 30, 2014, the Company did not capitalize any such costs. (See Note 10). During the nine months ended September 30, 2015 and September 30, 2014, the Company did not capitalize any such costs.

Amortization expense for the quarters ended September 30, 2015 and September 30, 2014 was $148,058 and $719,701, respectively.  Amortization expense for the nine months ended September 30, 2015 and September 30, 2014 was $444,175 and $2,157,125, respectively.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360, Property, Plant and Equipment. If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value.  No impairment losses were recognized for the quarters ended September 30, 2015 and September 30, 2014.

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

Income Taxes

The Company follows FASB ASC Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2015, and December 31, 2014, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. At the end of the quarters ended September 30, 2015 and September 30, 2014, the Company had not accrued any interest or penalties related to uncertain tax positions.

Stock-Based Compensation and Issuance of Stock for Non-Cash Consideration

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair value of the Company’s common stock at the date of the agreement.

Non-controlling Interest

In accordance with ASC 810, Consolidation, the Company consolidates Cytocom, Inc. (“Cytocom”).  The non-controlling interests in Cytocom represent the interests of outside shareholders in the equity and results of operations of Cytocom.

The Company has adopted changes issued by the FASB to the accounting for non-controlling interests in consolidated financial statements. These changes require, among other items, that a non-controlling interest be included within equity separate from the parent’s equity; consolidated net income be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares; and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all be reported on the consolidated statements of operations and comprehensive loss.

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

A calculation of basic and diluted net loss per share follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Historical net loss per share:
Numerator
Net loss	$(4,025,309)	$(11,202,175)	$9,499,641)	$(34,454,263)
Net loss attributed to Common stockholders	$(3,859,550)	$(11,202,175)	$(9,070,926)	$(34,454,263)

Denominator
Weighted-average common shares outstanding—
Denominator for basic and diluted net loss per share	156,814,094	94,316,453	147,365,571	87,875,552
Basic and diluted net loss per share attributed
to common stockholders	$(0.02)	$(0.12)	$(0.06)	$(0.40)

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	At September 30,
	2015	2014
Warrants to purchase Common stock	9,355,250	8,986,750
	9,355,250	8,986,750

Recent Accounting Standards

During the quarter ended September 30, 2015, there were several new accounting pronouncements issued by the Financial Accounting Standards Board.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and will supersede most existing revenue recognition guidance. Early adoption is not permitted. The standard becomes effective for the Company in the first quarter of 2017. the Company is currently evaluating the effect, if any, that the standard will have on its consolidated financial statements and related disclosures.

3. Property and Equipment

	September 30, 2015	December 31, 2014
Property and equipment:
Computer equipment	$8,013	$8,013

Less accumulated depreciation	(5,752)	(3,778)

Property and equipment, net	$2,261	$4,235

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Retainer for legal services	$60	$60
Accrued payroll to officers and others	472	763
Accrued interest - notes payable	120	2
Estimated legal settlement	279	279
Other accrued liabilities	-	7
State payroll taxes	2	1
Total accrued liabilities	$933	$1,112

5. Notes Payable

Notes payable consist of the following:
	September 30, 2015	December 31, 2014
Promissory note issued July 29, 2014 to Ira Gaines. The note matures on January 27, 2015 and earns interest at a rate of 18% per annum. The Company was unable to repay the note at maturity and the note is in default, although no demand for repayment has been made by the lender.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and September 30, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Notes aggregating $547,500 were in default at September 30, 2015, as the Company was unable to pay installments on those notes on their due dates. No demands for repayment have been made by the lenders.	711,500	406,525

Promissory note issued October 17, 2014 to Roger Bozarth. The note matures on October 17, 2015 and earns interest at a rate of 2% per annum.	7,000	7,000

Promissory notes issued between May 1, 2015 and September 30, 2015, and maturing between June 14, 2015 and December 31, 2015. Lenders on loans aggregating $506,433 earn interest at rates between 10% and 18% per annum. On loans aggregating $163,500, interest is payable in a fixed amount not tied to a specific interest rate. At September 30, 2015, total interest payable is $51,500. Notes aggregating $263,500 were in default at September 30, 2015, as the Company was unable to repay those notes on their due dates. No demands for repayment have been made by the lenders	669,933	-

Promissory note issued January 26, 2015 to Robert J. Dailey. The note is senior to, and has priority in right of payment over, all indebtedness of the Company. The note earns interest at a rate of 2% per annum and is due on September 30, 2015. The Company was unable to repay the note at maturity and the note is in default, although no demand for repayment has been made by the lender.	200,000	-

Promissory notes issued by Cytocom Inc. between April 29, 2015 and September 30, 2015. Lenders earn interest at rates between 5% and 10% per annum. Notes are repayable between September 30, 2015 and September 30, 2016. The Company was unable to repay notes aggregating $50,000 that matured on or before September 30, 2015, although no demand for repayment has been made by the lenders.	150,000	-

Total	1,838,433	513,525
Less: Current Portion

Less: Current portion	(1,729,100)	(186,067)

Long-Term debt, less current portion	$109,333	$327,458

As of September 30, 2015, the Company had accrued $120,364 in unpaid interest, compared to $2 as of September 30, 2014. During the nine months ended September 30, 2015, 62,500 shares with a fair value of $15,625 were issued by the Company for interest expense under promissory notes (compared to 655,000 shares issued for interest and loan expenses with a fair value $298,200 in the nine months ended September 30, 2014).

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

As of September 30, 2015 and 2014, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of September 30, 2015, the Company had 175,444,934 shares of common stock outstanding and 129,015,249 outstanding as of September 30, 2014.

Stock Warrants

In the quarter ended September 30, 2015, the Company issued 390,000 warrants.

There were no modifications of the terms of any warrants issued by the Company in the quarters ended September 30, 2015 and 2014.

Following is a summary of outstanding stock warrants at September 30, 2015 and activity during the nine months then ended:

	Number of Shares	Exercise Price	Weighted Average Price

Warrants as of December 31, 2014	9,396,750	$0.14-15	$1.72

Issued in 2015	390,000	$0.07-0.50	$0.42

Expired	(407,500)	$1.50-2.00	$1.50

Exercised	(24,000)	$0.50	$0.50

Warrants as of September 30, 2015	9,355,250	$0.07-15.00	$1.68

Summary of outstanding warrants as of September 30, 2015:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Fourth Quarter 2015	268,750	$1.50	.25
Second Quarter 2016	37,500	$5.00	.75
Third Quarter 2016	525,000	$1.00-5.00	1.00
Third Quarter 2017	1,500.000	$1.00-1.50	2.00
Fourth Quarter 2017	2,941,666	$1.00-9.00	2.25
First Quarter 2018	127,500	$15.00	2.50
Second Quarter 2018	33,334	$15.00	2.75
Third Quarter 2018	650,000	$1.00-1.50	3.00
Fourth Quarter 2018	1,197,500	$1.00-1.50	3.25
First Quarter 2019	1,024,000	$1.50	3.50
Second Quarter 2019	90,000	$0.07–0.23	3.75
Third Quarter 2019	260,000	$0.50	4.00
Fourth Quarter 2019	400,000	$0.14-1.50	4.25
Second Quarter 2020	300,000	$0.50	4.75

7. Stock Compensation

Shares Issued for Services

During the nine months ended September 30, 2015 and 2014, the Company issued 16,922,504 and 16,390,000 shares of common stock respectively for consulting fees.  The Company valued these shares at $1,029,375 and $12,662,001 respectively, based upon the fair value of the common stock at the dates of the agreements.  The consulting fees are amortized over the contract periods which are typically between 12 and 24 months.   The amortization of prepaid services totaled $3,895,018 and $19,771,875 for the nine months ended September 30, 2015 and 2014.  In the nine months ended September 30, 2015, the company also issued and expensed $1,110,375 of stock for services.

8. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the quarters ended September 30, 2015 and 2014 because the Company incurred a net loss in both quarters.

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

9. Subsequent Events

Between October 1, 2015 and November 16, 2015, Cytocom issued notes payable totaling $500,000.

Between October 1, 2015 and November 16, 2015, the Company issued 2,545,118 shares of common stock.

As of November 16, 2015, the Company had outstanding 177,990,052 shares of common stock.

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

In 2015, the Company submitted protocols seeking permission from the Pharmacy, Medicines and Poisons Board of Malawi (“PMPB”) to conduct two trials involving Lodonal™ in Malawi:

a.
The first protocol, submitted jointly with The Jack Brewer Foundation (“JBF Worldwide”), received PMPB approval on November 11, 2015.  The protocol covers a 12-month trial for a “Single Visit Approach to Cervical Cancer Prevention”.   The approach is designed to deliver a preventive and simple procedure that can be performed in a clinical setting without the use of a laboratory and to allow for immediate treatment of any precancerous lesions utilizing Wallach LL100 Cryosurgical systems. The protocol provides for 50% of the patient group to be put on Lodonal™ to determine if the drug lowers the number of opportunistic infections during the year, and if it can be shown that LDN increases CD4, CE8, NK and T cell count, which would show that the incidence rates of opportunistic infection could decrease with Lodonal™ and that Lodonal™ could be used as a prophylaxis to prevent substantial HIV-related morbidity in Malawi.  The Company expects the final trial agreement with PMPB to be signed by the end of 2015.  Lodonal™ pills have been produced in Nicaragua in anticipation of the trial.  Shipments will commence once the trial is approved.

b.
The second protocol, which has not yet been approved, covers a trial using Lodonal™ for the treatment of cancer.  The protocol is still under discussion with the PMPB, and the Company expects a final protocol to be submitted for approval by year end.

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

In August 2015, the Company announced the signing of a letter of interest with GB Pharma/AHAR and Fidson Healthcare of Nigeria to enable Fidson to market and sell LodonalTM in Nigeria. The agreement will become effective upon completion of the ongoing NAFDAC-approved trial evaluating the efficacy and safety of Lodonal™.

The agreement will require an amendment to the agreement signed in September 2013 with AHAR, so that both contracts conform.  In October, 2015 the Company announced that it does not expect the results of the trial to be available until receipt of approval by Nigerian National Agency for Food and Drug Administration and Control, targeted for the first quarter of 2016.

Other Agreements for Africa

In September 2014, Airmed Biopharma Limited (“Airmed”), a wholly-owned subsidiary of the Company, signed an exclusive agency agreement with GB Pharma Holdings Inc., to market and promote Lodonal™, and to solicit purchase orders for Lodonal™, in various counties in Africa.  Airmed is required to pay GB Pharma Holdings Inc. a commission based on payments actually received on purchase orders procured by the GB Pharma Holdings Inc. from customers in Africa during the term of the agreement, after deduction for certain costs incurred by Airmed for product supply. The agreement has an initial term of five years, with automatic renewals for additional one-year periods unless terminated by either party.

Agreements with Hubei Qianjiang Pharmaceutical Company

On October 18, 2012, the Company and Hubei Qianjiang Pharmaceutical Co., Ltd. (“Qianjiang Pharmaceutical”), signed a Venture Cooperation Agreement on New Drug Methionine Enkephalin (the “Venture Agreement”) pursuant to which Qianjiang Pharmaceutical acquired an exclusive license for the production of MENK in China.  The Venture Agreement requires that Qianjiang Pharmaceutical conduct drug research and pilot testing for MENK, organize pre-clinical studies, and apply for clinical trials for MENK with the Chinese State Food and Drug Administration. Under the Venture Agreement, Qianjiang Pharmaceutical must open a co-administration account for the development of MENK in China. Qianjiang Pharmaceutical must pay the Company, upon the marketing of MENK products, a half-year amount equaling 6% of its gross sales from MENK of the preceding half year.  The Company may cancel the Venture Agreement if Qianjiang Pharmaceutical does not pay expenses for a period exceeding nine months or does not commence clinical trials within 12-months after receiving certain approvals. Qianjiang Pharmaceutical may cancel the Venture Agreement if the Company fails to perform its obligations for a period of nine months or the failure to receive approval of clinical trials is due to the Company’s MENK technologies.  The Venture Agreement was amended on February 24, 2013 to expand the clinical trials from pancreatic to both pancreatic and liver cancer and amended on March 6, 2014 to require Qianjiang Pharmaceutical to commence studies and clinical trials in China and place funds in the co-administration account.

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

In accordance with these agreements, Qianjiang Pharmaceutical has acquired MENK material for the preclinical and clinical trial.  MENK toxicology studies are in process under the trial, including a six-month toxicology study in animals.  Other studies, including stability and general pharmacology (on normal animals to determine the effect to heart, blood pressure, etc.) have commenced.  All FDA-required tests, including formulation and quality control tests, are in process.

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

Operating Leases

At September 30, 2015, the Company was a party to an agreement to lease office space in Orlando, Florida.  The lease expires on April 30, 2016.  Rent expense for the quarters ended September 30, 2015 and 2014 was $4,988 and $40,605, respectively.

Legal Proceedings

In February 2014, a claim was filed for breach of contract and unjust enrichment in the Circuit Court for Montgomery County, Maryland, E.J. Krause & Associates, Inc. v. TNI BioTech, Inc., in which the named plaintiff claims that we breached a sub-sublease. The plaintiff is seeking damages in excess of $75,000, along with costs, attorneys’ fees, pre-judgment interest and post-judgment interest.  On April 2, 2015 a default judgment was entered in favor of Plaintiff EK Krause & Associates in the amount of $259,894.16 plus post judgment interest.  The Company has accrued $279,000 for this claim.

In October 2014, a claim was filed for breach of contract and unjust enrichment in the United States District Court, Middle District of Florida, Orlando Division, QS Pharma, LLC v. TNI BioTech, Inc. n/k/a Immune Therapeutics, Inc., in which the named plaintiff claims that we breached various proposals between the parties. The plaintiff was seeking an amount of damages to be proven at trial and pre-judgment interest.  The plaintiff filed a Motion for Order of Default, which the court entered against the Company in favor of the plaintiff on December 15, 2014. The Company has accrued $210,452 for this claim. In May and October 2015, under a garnishment order the plaintiff withdrew $92,590 from the Company’s bank accounts towards settlement of the claim. At September 30, 2015, $1,191 was in bank accounts that were subject to the garnishment order.

In September 2015, a claim was filed for breach of contract, account stated, quantum meruit, and unjust enrichment in District Court for the Middle District of Florida, Epstein Becker & Green PC v. TNI Biotech, Immune Therapeutics, Inc. Cytocom, Inc. in which the named plaintiff claims that it is owed outstanding attorney fees.  The plaintiff is seeking damages in excess of $194,000.00.

12. Related Party Transactions

On January 3, 2013, the Company formalized the terms under which Kelly O’Brien Wilson, the daughter-in-law of the Company's Chief Executive Officer is employed. Ms. Wilson had been working with the Company in 2012 and her three-year employment agreement is effective as of December 1, 2012. The terms of the agreement define her base salary, a grant of a common stock, and health insurance coverage. Ms. Wilson was issued 500,000 shares of common stock of the Company in January 2014. In the quarters ended September 30, 2015 and 2014, the Company paid compensation to Ms. Wilson totaling $34,040 and $40,848 respectively.

On May 15, 2015, the Company entered into a Royalty Agreement with Chris Pearce, a member of our Board of Directors. The Board of Directors approved the Agreement at a meeting held on April 16, 2015.  The purpose of the Agreement is to compensate Pearce for his time as one of our founders and pay Pearce certain deferred compensation.  Pursuant to the Agreement, Pearce shall receive a royalty payment in perpetuity in an amount equal to $0.010 per one tablet or capsule of low dose naltrexone sold by us outside of the United States, and $0.005 per one tablet or capsule of low dose naltrexone sold by us in the United States.  The Agreement continues in effect in perpetuity unless terminated by the Company and Mr. Pearce’s written consent.  At September 30, 2015, the Company owed Pearce $126 under the Agreement.

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union).  The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development.  On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares.   In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. at the time of the transaction.  At September 30, 2015, there were 277,454,727 Cytocom common shares outstanding, of which the Company owned 140,100,000 or 50.5%.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014 (all dollar amounts and numbers in $000s, except percentages or where otherwise indicated)

Revenues

We had revenues from operations of $4,958 for the three months ended September 30, 2015.  There were no revenues in 2014.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended September 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2015		2014
Selling, general and administrative	$865		$902
Increase/(decrease) from prior year		$(37)	$(388)
Percent decrease from prior year	(4%	)	(30%	)

For the three months ended September 30, 2015 and 2014, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2015		2014
	$		$
Consulting and contractors		388		196
Payroll		262		304
Professional fees		75		94
Travel		9		61
Insurance		0		23
Other expenses		131		224
		$865		$902

In the three months ended September 30, 2015, total cash and cash accrual for selling, general and administrative expense was $865 compared to $902 for the corresponding period in 2014, a decrease of $37 or 4%. Significant cash items included:

●
consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $388 in 2015, an increase of $192 or 98% over the $196 spent in 2014. The increase primarily reflects  the conversion of amounts owed from prior periods to equity;

●
professional fees for legal, tax and accounting services in the amount of $75 in 2015, a decrease of $19 or 20% over the $94 spent in 2014.  The decrease reflects lower spending in 2015 primarily on legal fees and the costs to maintain the Company’s subsidiaries;

●	payroll in the amount of $262 in 2015, a decrease of $42 or 14% over the $304 spent in 2014. The decrease reflects lower headcount in 2015; and
●	travel in the amount of $9 in 2015, a decrease of $52 or 85% over the $61 spent in 2014, reflecting a reduction in travel to Africa.

Research and development

R&D expenses and related percentages for the three months ended September 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2015		2014
Research and development	$111		$401
Increase (decrease) from prior year	$(290)		$(240)
Percent decrease from prior year	(72%	)	(37%	)

Expenses for research and development in the three months ended September 30, 2015 decreased by 72% compared to expenses in the same period in 2014. The decrease reflects the reduction in R&D activities in 2015 primarily due to the lack of funding to pay for R&D.  Expenses in 2015 reflect the cost of stock payments for licenses, purchases of materials for R&D, and legal fees paid to maintain patents and licenses.

In the three months ended September 30, 2015, total cash spent on R&D was $111, a decrease of $290 or 72% over the $401 spent in the same period in 2014. Significant cash items included:

●	payments for contracted technical services, $29 in 2015, a decrease of $93 or 76% over the $122 spent in 2014, reflecting the decreased use of contractors to perform some of our research activities;
●
payments to maintain patents as required under license agreements ($36 in 2015, a reduction of $268 from the $303 spent in 2014).  The reduction reflects the fact that payments for the license acquired from the Penn State University were completed in 2014;

●	costs incurred for the trial of LDN in Nigeria ($34 in 2015 compared to $0 in 2014);
●	payments for professional fees $9 in 2015, a decrease of $13 or 59% over the $22 spent in 2014; and
●	payroll of $0 in 2015, a decrease of $65 or 100% over the $65 spent in 2014, reflecting the suspension of the R&D program in the fourth quarter of 2014.

Approximately 75% of the R&D spending in both 2015 and 2014 was on the development of LDN; the balance was spent on MENK.

Stock issued for services

The Company periodically issues stock to consultants who provide services to the Company under consulting contracts.  The Company incurs a cost for these services calculated by the number of shares issued for the services multiplied by the price of the Company’s stock on the effective date of the consulting contract.  The cost is amortized over the period in which the services are provided to the Company. The Company reports this cost separately from selling, general and administrative costs, and research and development costs, to better demonstrate the true costs of selling, general and administrative activities, and research and development.

Amortization of accrued costs for stock issued for services G&A and related percentages for the three months ended September 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2015		2014
Stock for services and Prepaid consulting services expense G&A	$1,394		$4,947
Percentage decrease from prior year	(72%	)	(56%	)

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services prior to 2014 had been fully amortized prior to the third quarter of 2014.

The number of  shares issued for prepaid consulting services G&A in the three months ending September 30, 2015 was 6,683,334 (9,250,000 in the corresponding period in 2014).

Prepaid consulting services G&A in the three months ended September 30, 2015 consisted of the following:
Amortization of cost of stock issued prior to 2015	$600
Amortization of cost of stock issued in the first half 2015	176
Amortization of cost incurred for new stock issued in the three months ended September 30, 2015 under consulting contracts entered into in 2015	618
$1,394

Amortization of stock issued for services R&D and related percentages for the three months ended September 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2015	2014
Prepaid consulting services R&D	$0	$0
Percentage increase/(decrease) from prior year	0%	(100)%

The cost of shares issued for services was fully amortized prior to the third quarter of 2014.

There were no new shares issued for prepaid consulting services R&D in the three months ending September 30, 2015 or 2014.

Warrant valuation expense

When the Company sells its stock to stockholders for cash, it periodically issues warrants to those stockholders to acquire additional stock at prices agreed at the date of the original sale.  The Company incurs a cost for the rights attached to the warrants, which is calculated using the Black-Scholes Model (see above 6. Capital Structure—Common Stock and Common Stock Purchase Warrants.)  This expense is reported in the Condensed Consolidated Statements of Operations above as the Warrant valuation expense.

In the three months ended September 30, 2015, the Company issued 390,000 warrants to stockholders and consultants. In the three months ended September 30, 2014, 500,000 warrants were issued.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. The decrease year over year in depreciation and amortization expense reflects the fact that the value of most of the Company's patents and licenses were impaired in 2014.

Depreciation and amortization expenses for the three months ended September 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2015	2014
Depreciation expense	$1	$1
Amortization expense	$148	$719
Increase/ (decrease) from prior year	$(571)	$1
Percentage increase/(decrease) from prior year	(79%)	0%

The decrease reflects the fact that the LDN patents acquired from Dr. Nicholas P. Plotnikoff and Professor Fengping Shan in 2012 were fully amortized by the end of 2014.

Interest Expense

Interest expense for the three months ended September 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2015	2014
Interest expense	$80	$94
Decrease from prior year	$(14)	$111
Percentage decrease from prior year	(16%)	54%

The decrease reflects the lower levels of interest-bearing debt in the second quarter of 2015.

Loss on settlement of debt (dollar amounts in thousands)

In three months ended September 30, 2015, certain lenders to the Company settled all or a portion of their notes payable or accounts payable by converting them to equity. The Company recorded an expense of $1,394, reflecting the fair value of the shares of common stock issued in exchange for the debt less the carrying value of the debt. In three months ended September 30, 2014, the Company recorded an expense of $1,482 to settle all or a portion of notes or accounts payable.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014 (all dollar amounts and numbers in $000s, except percentages or where otherwise indicated)

Revenues

We had revenues from operations of $12,676 for the nine months ended September 30, 2015.  There were no revenues in 2014.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the nine months ended September 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2015	2014
Selling, general and administrative	$1,689	$3,264
Increase/(decrease) from prior year	$(1,575)	$(878)
Percent decrease from prior year	(48%)	(21%)

For the nine months ended September 30, 2015 and 2014, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2015		2014
	$		$
Stock listing and investor relations expenses		73		429
Consulting and contractors		722		1,171
Payroll		441		915
Professional fees		179		805
Travel		131		229
Insurance		(107)		86
Other expenses		250		379
Charitable donations		-		(750)
		$1,689		$3,264

In the nine months ended September 30, 2015, total cash and accruals for selling, general and administrative expense was $1,689 compared to $3,264 for the corresponding period in 2014, a decrease of $1,575 or 48%. Significant cash items included:

●
consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $722 in 2015, a decrease of $449 or 38% over the $1,171 spent in 2014. The decrease was the result primarily of the conversion of amounts owed from prior periods to equity, which resulted in a large credit to this expense category;

●
professional fees for legal, tax and accounting services in the amount of $179 in 2015, a decrease of $626 or 78% over the $805 spent in 2014.  The decrease reflects the reduction in patent and intellectual property-related activity in 2015;

●	payroll in the amount of $441 in 2015, a decrease of $474 or 52% over the $915 spent in 2014. The decrease reflects the reduction in headcount in 2015; and
●	travel in the amount of $131 in 2015, a decrease of $98 or 43% over the $229 spent in 2014.

The negative insurance expense reflects credits received for insurance expenses accrued in prior periods that were credited when the insurance policies were cancelled in 2015.

Research and development

R&D expenses and related percentages for the nine months ended September 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2015	2014
Research and development	$703	$1,472
Increase decrease from prior year	$(769)	$(107)
Percent decrease from prior year	(52%)	(7%)

Expenses for research and development in the nine months ended September 30, 2015 decreased by 52% compared to expenses in the same period in 2014. The decrease occurred mainly as a result a reduction in the cost of stock payments for licenses, purchases of materials for R&D, and legal fees paid to maintain patents and licenses.

In the nine months ended September 30, 2015, total cash spent on R&D was $703, a decrease of $769 or 52% over the $1,472 spent in the same period in 2014. Significant cash items included:

●	payments for contracted technical services, $168 in 2015, a decrease of $273 or 62% over the $441 spent in 2014, reflecting the decreased use of contractors to perform some of our research activities;
●	payments for professional fees $25 in 2015, a decrease of $146 or 85% over the $171 spent in 2014, reflecting the reduction in new patent and intellectual property-related activity in 2015;
●	payroll of $5 in 2015, a decrease of $246 or 98% over the $251 spent in 2014, reflecting the suspension of the R&D program in the 4th quarter of 2014; and
●	Spending on trials of $373 in 2015, an increase of $373 or 100% over the $0 spent in 2014, reflecting the commencement of trials in Africa in 2015.

Most of the R&D spending in 2015 was for the development of LDN, compared to 75% of spending on LDN in 2014.  The balance of 2014 R&D spending was on MENK.

Stock issued for services

The Company periodically issues stock to consultants who provide services to the Company under consulting contracts.

Amortization of accrued liabilities for stock issued for services G&A and related percentages for the nine months ended September 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2015	2014
Stock for services and prepaid consulting services expense G&A	$5,005	$17,021
Percentage decrease from prior year	(71%)	(24%)

The decline in expense reflects the decrease in the price of the Company’s stock year over year.

The number of  shares issued for prepaid consulting services G&A in the nine months ending September 30, 2015 was 16,922,504 (16,390,000 in the corresponding period in 2014).

Prepaid consulting services G&A in the nine months ended September 30, 2015 consisted of the following:
Amortization of cost of stock issued prior to 2015	$3,373

Amortization of cost incurred for new stock issued in the nine months ended September 30, 2015 under consulting contracts entered into in 2015	1,632
$5,005

Amortization of accrued liabilities for stock issued for services R&D and related percentages for the nine months ended September 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2015	2014
Prepaid consulting services R&D	$0	$5,036
Percentage increase/(decrease) from prior year	(100%)	(64%	)

The decline in expense reflects the fact that the cost of shares issued for services have been fully amortized prior to the third quarter of 2014, and the decline in our R&D activities since the fourth quarter of 2014.

There were no new shares issued for prepaid consulting services R&D in the nine months ending September 30, 2015 or 2014.

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

In the nine months ended September 30, 2015, the Company issued 390,000 warrants to stockholders at an exercise price range of $0.07 to $0.50, for which it recorded an expense of $37,451.

In the nine months ended September 30, 2014, the Company issued 1,948,000 warrants to stockholders at an exercise price range of $1.00 to $1.50, for which it recorded an expense of $2,102.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. The decrease year over year in depreciation and amortization expense reflects the fact that the value of most of the Company's patents and licenses were impaired in 2014.

Depreciation and amortization expenses for the nine months ended September 30, 2015 and 2014 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2015	2014
Depreciation expense	$1	$2
Amortization expense	$445	$2,157
Increase/ (decrease) from prior year	$(1,713)	$24
Percentage increase/(decrease) from prior year	(79%)	1%

The decrease reflects the fact that the LDN patents acquired from Dr. Nicholas P. Plotnikoff and Professor Fengping Shan in 2012 were fully amortized by the end of 2014.

Interest Expense

Interest expense for the nine months ended September 30, 2015 and 2014 was as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2015	2014
Interest expense	$149	$376
Decrease from prior year	$(227)	$(635)
Percentage decrease from prior year	(60%)	(58%)

The decrease reflects the lower levels of interest-bearing debt in the first half of 2015.

Loss on settlement of debt (dollar amounts in thousands)

In nine months ended September 30, 2015, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded an expense of $1,482, reflecting the fair value of the shares of common stock issued in exchange for the debt less the carrying value of the related debt. In nine months ended September 30, 2014, the Company recorded an expense of $4,023 to settle all or a portion of notes payable or accounts payable.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $153,868 at September 30, 2015, compared to $191,987 at September 30, 2014.

We do not expect that our cash reserves will be sufficient to meet our operational needs and we will need to raise additional capital to pay for our operational expenses and provide for capital expenditures. In addition to the Company's operational expenses, which are estimated at between $275,000 and $325,000 per month, we estimate that we need approximately $6-8 million in the next twelve months to fully develop our products and for Phase III clinical trials for Crohn’s disease. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the nine months ended September 30, 2015 and 2014, net cash used in operating activities from operations was $1,903,594 and $3,089,097, respectively.

No cash was used in investing activities for the nine months ended September 30, 2015 ($99,843 was used in 2014 for the purchase of licenses and computer equipment).

During the nine months ended September 30, 2015 proceeds from the sale of stock and exercise of stock warrants totaled $587,500 compared to $1,799,262 for the corresponding period in 2014.  We also received $1,277,975 from the issuance of notes payable in nine months ended September 30, 2015, compared to $1,210,000 in 2014.  There were no loan repayments in the nine months ended September 30, 2015 ($50,000 in 2014).  No payments were made for patent liabilities in the nine months ended September 30, 2015 ($118,333 in 2014).

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2015 and 2014, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures as defined in Rules 13(a)-15(e) under the Exchange Act. Based on this evaluation, the principal executive officer and principal financial officer concluded that, because of the weakness in internal controls related to issuances of stock and notes payable, and over financial reporting as described below, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management assessed the effectiveness of the internal controls over financial reporting as of September 30, 2015, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of September 30, 2015, the internal controls over stock and note issuances and financial reporting were not effective. The reportable conditions and material weakness relate to a shortage of employees trained to document and record stock and note issuances, a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our Company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

In December 2014, a claim was filed for breach of contract in the United States District Court, Southern District of Florida, Gary Gemignani v. Immune Therapeutics, Inc. f/k/a TNI BioTech, Inc., in which the named plaintiff claims that we breached a consulting agreement.  In July 2015 the parties agreed to settle the claim.  In accordance with the agreement, Mr. Gemignani will receive a cash payment totaling $152,510, payable in monthly installments between August 2015 and October 2016. As part of the agreement, the Company has also delivered to Gemignani a stock certificate representing one million (1,000,000) shares of Immune’s common stock, together with a statement representing one million (1,000,000) shares of Cytocom’s common stock, held electronically in book-entry.

ITEM 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 31, 2015.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table describes all securities we issued during in the three months ended September 30, 2015 without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number	Purchaser	Proceeds	Consideration	Exemption
7/9/2015	Common Stock Purchase	500,000	Consultant	$ Nil	Advisory services	Sec. 4(a)(2)
7/15/2015	Common Stock Purchase	400,000	Subsidiary company	$ Nil	Incorporation new subsidiary	Sec. 4(a)(2)
8/31/2015	Common Stock Purchase	4,000,000	Consultant	$ Nil	Advisory services	Sec. 4(a)(2)
8/31/2015	Common Stock Purchase	1,200,000	Shareholder	$60,000	Purchase	Sec. 4(a)(2)
8/31/2015	Common Stock Purchase	280,000	Shareholder	$14,000	Purchase	Sec. 4(a)(2)
8/31/2015	Common Stock Purchase	200,000	Shareholder	$10,000	Purchase	Sec. 4(a)(2)
8/31/2015	Common Stock Purchase	200,000	Shareholder	$10,000	Purchase	Sec. 4(a)(2)
8/31/2015	Common Stock Purchase	200,000	Shareholder	$10,000	Purchase	Sec. 4(a)(2)
8/31/2015	Common Stock Purchase	40,000	Shareholder	$2,000	Purchase	Sec. 4(a)(2)
8/31/2015	Common Stock Purchase	500,000	Consultant	$ Nil	Advisory services	Sec. 4(a)(2)
9/1/2015	Common Stock Purchase	2,500,000	Consultant	$ Nil	Advisory services	Sec. 4(a)(2)
9/1/2015	Common Stock Purchase	462,500	Consultant	$ Nil	Debt settlement	Sec. 4(a)(2)
9/1/2015	Common Stock Purchase	100,000	Consultant	$ Nil	Debt settlement	Sec. 4(a)(2)
9/1/2015	Common Stock Purchase	1,000,000	Officer	$ Nil	Employment services	Sec. 4(a)(2)
9/1/2015	Common Stock Purchase	2,000,000	Officer	$ Nil	Employment services	Sec. 4(a)(2)
9/2/2015	Common Stock Purchase	1,200,000	Officer	$ Nil	Employment services	Sec. 4(a)(2)
9/2/2015	Common Stock Purchase	1,000,000	Employee	$ Nil	Settlement agreement	Sec. 4(a)(2)
9/3/2015	Common Stock Purchase	4,501,880	Consultant	$ Nil	Advisory services	Sec. 4(a)(2)
9/4/2015	Common Stock Purchase	16,664	Consultant	$ Nil	Advisory services	Sec. 4(a)(2)
9/4/2015	Common Stock Purchase	80,000	Shareholder	$4,000	Purchase	Sec. 4(a)(2)
9/4/2015	Common Stock Purchase	33,335	Consultant	$ Nil	Advisory services	Sec. 4(a)(2)
9/4/2015	Common Stock Purchase	33,335	Consultant	$ Nil	Advisory services	Sec. 4(a)(2)
9/4/2015	Common Stock Purchase	773,600	Consultant	$ Nil	Advisory services	Sec. 4(a)(2)
9/17/2015	Common Stock Purchase	1,300,000	Consultant	$ Nil	Employment services	Sec. 4(a)(2)
9/17/2015	Common Stock Purchase	1,300,000	Consultant	$ Nil	Employment services	Sec. 4(a)(2)
9/22/2015	Common Stock Purchase	1,000,000	Shareholder	$10,000	Purchase	Sec. 4(a)(2)
9/22/2015	Common Stock Purchase	1,000,000	Consultant	$ Nil	Advisory services	Sec. 4(a)(2)
9/23/2015	Common Stock Purchase	500,000	Consultant	$ Nil	Advisory services	Sec. 4(a)(2)

July-September 2015	Warrants to purchase Common Stock	90,000	Consultant	$ Nil	Advisory Services	Sec. 4(a)(2)
	Warrants to purchase Common Stock	300,000	Consultant	$ Nil	Advisory Services	Sec. 4(a)(2)
				$ Nil

The issuances of the Company’s securities in connection with the above transactions were completed in private transactions by the Company not involving any public offering pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued bearing a restrictive legend and may not be resold by the holders unless such securities are registered or an exemption from registration is available. The Company determined, based on representations of the investors, that the investors were “accredited investors” as defined under Rule 501(a) of the Securities Act.

No shares were issued by the Company in the quarters ended September 30, 2015 or 2014 pursuant to the exercise of warrants issued in prior periods to consultants.

During the nine months ended September 30, 2015 and 2014, the Company issued 16,922,504 and 16,390,000 shares of common stock respectively for consulting fees.  The Company valued these shares at $2,750,376 and $12,452,000 respectively, based upon the fair value of the common stock at the dates of the agreements.  The consulting fees are amortized over the contract periods which are typically between 12 and 24 months.   The amortization of prepaid services totaled $3,895,018 and $19,771,875 for the nine months ended September 30, 2015 and 2014.

Between July 1, 2015 and September 30, 2015 promissory notes totaling $150,000 were issued by the Company’s subsidiary Cytocom, Inc.  Lenders earn interest at rates between 5% and 10% per annum. The due dates for repayment of these Notes are between August 31, 2015 and September 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at September 30, 2015, certain promissory notes on which the Company was in arrears on payments of principal as follows:

1.
Repayment of a promissory note for $100,000 issued July 29, 2014 to Ira Gaines.  The note matured on January 27, 2015.  The note earns interest at a rate of 18% per annum. The Company has continued to pay monthly interest on the note since the maturity date.

2.
Payment of principal aggregating $711,500 on certain promissory notes issued between November 26, 2014 and September 30, 2015, to raise up to $2,000,000 in debt, on which lenders earn interest at a rate of 10% per annum, plus a pro-rata share of 2 percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity.

3.	Repayment of a promissory note for $200,000 issued January 26, 2015 to R J Dailey. The note matured on June 30, 2015. The note earns interest at a rate of 2% per annum.

4.	Repayment of a promissory note for $25,000 issued May 1, 2015 to Robert Fleet. The note matured on June 14, 2015. The note earns interest at a rate of 10% per annum.

5.	Repayment of a promissory note for $15,000 issued May 7, 2015 to Robert Fleet. The note matured on June 22, 2015. The note earns interest at a rate of 10% per annum.

6.	Repayment of a promissory note for $25,000 issued May 14, 2015 to Joel Yanowitz. The note matured on June 30, 2015. The note earns interest at a rate of 5% per annum.

7.	Repayment of a promissory note for $98,500 issued May 15, 2015 to Ira Gaines. The note matured on June 30, 2015. $45,000 of interest is owed on the note.

8.	Repayment of a promissory note for $100,000 issued July 10, 2015 to David Gebers. The note matured on September 10, 2015. The note earns interest at a rate of 18% per annum.

At September 30, 2015 the Company had insufficient cash on hand to repay these notes.

At September 30, 2015, Cytocom was in arrears on the payments for certain promissory notes as follows:

1.	Repayment of a promissory note for $12,500 issued June 3, 2015 to Paul Akin. The note matured on August 31, 2015. The note earns interest at a rate of 5% per annum.

2.	Repayment of a promissory note for $12,500 issued June 3, 2015 to Christy Akin. The note matured on August 31, 2015. The note earns interest at a rate of 5% per annum.

3.	Repayment of a promissory note for $25,000 issued June 16, 2015 to MJW Properties. The note matured on September 30, 2015. The note earns interest at a rate of 5% per annum.

At September 30, 2015, Cytocom had insufficient cash on hand to repay these notes.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

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

Immune Therapeutics, Inc.

Date: November 16, 2015	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

Immune Therapeutics, Inc.

Date: November 16, 2015	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer