Form 10-Q/A
period 2015-09-30
Immune Therapeutics, Inc.
filed 2015-12-22
CIK 1559356

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of November 16, 2015 there were 177,989,533 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to Immune Therapeutics, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (the “Original Filing”), is being filed solely for the purposes of amending the cover page to the Original Filing wherein it incorrectly stated that the Company had 117,990,052 shares of Common Stock outstanding as of November 16, 2016. The Company actually had 177,989,533 shares of Common Stock outstanding as of such date, as correctly above indicated. All other references in the Original Filing to the Company’s issued and outstanding shares stated the correct figures.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: December 22, 2015	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

Immune Therapeutics, Inc.

Date: December 22, 2015	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer