Form 10-K
period 2015-12-31
Immune Therapeutics, Inc.
filed 2016-03-30
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the transition period from ____________ to ____________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second quarter, was $11,367,906, based on the last reported sale price of the registrant’s Common Stock on the OTC Markets on that date.

As of March 21, 2016, the registrant had outstanding 200,449,342 shares of common stock, $0.0001 par value per share.

Documents Incorporated By Reference:

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K are considered forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) concerning our business, results of operations, economic performance and/or financial condition, based on management’s current expectations, plans, estimates, assumptions and projections. Forward-looking statements are included, for example, in the discussions about:

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

Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “could,” “will,” “will continue,” “seeks,” “should,” “predict,” “potential,” “outlook,” “guidance,” “target,” “forecast,” “probable,” “possible” or the negative of such terms and similar expressions. Forward-looking statements are subject to change and may be affected by risks and uncertainties, most of which are difficult to predict and are generally beyond our control. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, except as required by law, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and other applicable laws.

We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described herein, under “Risk Factors” and elsewhere in this Annual Report and in our other public reports filed with the Securities and Exchange Commission. It is not possible to predict or identify all such factors, and therefore the factors that are noted are not intended to be a complete discussion of all potential risks or uncertainties that may affect forward-looking statements. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

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

JUMPSTART OUR BUSINESS STARTUPS ACT

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2015, the last day of our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

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

In August 2013, the Company formed its United Kingdom subsidiary, TNI BioTech, LTD (the “UK Subsidiary”). The UK Subsidiary received approval to be considered a micro, small or medium-sized enterprise (“SME”) with the European Medicines Agency (“EMA”) on August 21, 2013. The designation provides the UK Subsidiary with significant discounts when holding meetings or submitting filings to the EMA. On September 19, 2013, the UK Subsidiary submitted a pre-submission package to the EMA regarding Crohn’s Disease. The EMA granted the UK Subsidiary a meeting that took place on September 27, 2013. The UK Subsidiary is eligible to benefit from the provisions for administrative and financial assistance for SMEs set out in Regulation (EC) No 2049/2005. The Company will apply to obtain EMA benefits once funding becomes available.

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development. On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. on that date. The stake has since been reduced to 50.2% at December 31, 2015, by subsequent issuances of Cytocom common stock to shareholders.

In March 2014, the Company incorporated Airmed Biopharma Limited, an Irish corporation with an address in Dublin, Ireland, and Airmed Holdings Limited, an Irish company domiciled in Bermuda. The Irish companies were set up to benefit from incentives granted by the Irish government for the establishment of pharmaceutical companies (many of the world’s leading pharmaceutical companies have located in Ireland), and so that the Company could take advantage of Ireland’s status as a member of the European Union and the European Economic Area. An Irish limited liability company enjoys a low corporate income tax rate of 12.5%, one of the lowest in the world. The Irish-domiciled company hopes to qualify for tax incentives for Irish holding/headquartered companies and to benefit from the network of double tax treaties that reduce withholding taxes. TNI BioTech International, Ltd. will manage our international distribution, using product that is manufactured in Ireland and elsewhere.

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

Dr. Nicholas Plotnikoff initiated and completed Phase I and Phase II clinical studies of MENK under Investigational New Drug (“IND”) protocols filed with the U.S. Food and Drug Administration (“FDA”). In these clinical trials, MENK has been shown to reduce the symptoms of early AIDS and AIDS Related Complex (“ARC”), a condition also known as pre-AIDS which includes symptoms such as fever, diarrhea, weight loss, swollen lymph nodes and herpes. In addition to the therapeutic effects of the treatments, trial reports indicated an elevation in mood of the patients treated (Bihari, B., Plotnikoff, N., Freeman, K., Dowling, J., Duguid, C., and Altmann, E., ’‘Methionine Enkephalin in the Treatment of ARC,’’ Seventh Int. Conf. on AIDS, Florence, Italy, 1991).

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

A team from Penn State University (“PSU”), led by Dr. Ian Zagon as the senior basic scientist and Dr. Jill Smith as the senior physician scientist, have shown that in addition to the reported immunotherapy effects of MENK, they have discovered a novel opioid receptor that is highly expressed on cancer cells and on some normal tissue cells, which selectively bind MENK and thereby has been shown to induce direct inhibition of cancer cell growth in the laboratory or in immunodeficient nude mice, and they have decided to refer to MENK as an opioid growth factor (“OGF”). Therefore, MENK has been shown to have therapeutic activity by both immune stimulating effects (binding to OGF receptors (OGFr) on immune cells to increase immune function) and direct anti-cancer inhibitory effects (binding to OGFr on cancer cells to inhibit cell growth).

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

We also acquired the licensing rights to the patent portfolio and intellectual property developed by Dr. Bernard Bihari relating to treatments with drugs that interact with opioid receptors such as LDN and MENK for a variety of diseases and conditions including malignant lymphoma, chronic lymphocyctic leukemia, Hodgkin’s lymphoma, and non-Hodgkin’s lymphoma, chronic herpes virus infections, and chronic infections due to the Epstein-Barr virus and a treatment method for humans infected with HTLV-III (AIDS) virus including patients clinically diagnosed as suffering from HIV/AIDS and those suffering from ARC. The licensed rights include all reissues or modifications, reexaminations, or other related U.S. patent filings directed to the same subject matter and the use of U.S. Patent Number 6,586,443, U.S. Patent Number 6,384,044, U.S. Patent Number 6,288,074, U.S. Patent Number 5,356,900, U.S. Patent Number 5,013,739, U.S. Patent Number 4,888,346.

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

Dr. Nicholas Plotnikoff, Professor Fenping Shan and Noreen Griffin recently filed a Provisional Application for a Utility Patent US Application No. 62/296,759 Method for Inducing a Sustained Immune Response, which was assigned to the Company in March 2016. U.S. Patent and Trademark Office has issued the Official Filing Receipt in connection with this application, and accorded a filing date of February 18, 2016 during its pendency in the USPTO.

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

U.S. Patent Number 6,288,074 (No related foreign patents)

Lymphoproliferative syndrome, including such diseases as malignant lymphoma, chronic lymphocytic leukemia, Hodgkin’s lymphoma, and non-Hodgkin’s lymphoma, are treated in human patients via administration.

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

Immunotherapy History

More than 100 years after researchers first explored the potential to harness the body’s immune system to fight cancer, many of the field’s leading doctors believe the concept will finally prove itself on a large scale within the next two years. A number of large companies now work on immunotherapy drugs for the treatment of cancer and, if proven successful, could gain a significant share of the global market for oncology drugs. IMS Health estimates the oncology drug market will reach $75 Billion by 2015 (The Global Use of Medicines: Outlook Through 2015, IMS Institute for Healthcare Informatics (2011). Scores of new immunotherapy vaccines and other immune system modifiers are being tested against a variety of cancers. The new understanding of how immunotherapies work may demand a revised definition of clinical success.

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

The Company recently completed an open label non-randomized, two-group clinical trial during the period of May 2015 through December 2015. The control group received the standard ART medication plus a placebo, while the treatment group received 4.5 mg of LodonalTM [daily at bedtime] in addition to the standard ART medications. All patients enrolled in this study signed informed consent forms required by the Osun State Ministry of Health Ethics Committee and were covered by health insurance. The primary objective of this Bridging Trial was to confirm that LodonalTM has a beneficial effect on the immune system of immune deficient patients and that it is safe. The trial separated the patients into a Control (placebo) Group and a Treatment Group (which was administered LodonalTM). The efficacy of increasing CD4 count [cell/mm3] between Day-1 and Day-90 by at least 25% was set as the criteria for demonstrating beneficial effect on the immune system. Safety was demonstrated through quality of life assessment and vitals both of which were not adversely affected. Treatment Group patients were given a daily dose of 4.5-mg/kg of Lodonal.

The results yielded an average increase in of 44% for the Treatment Group compared to 11% for the Control Group. Additionally, there were no reported opportunistic infections and no toxicity levels uncovered. Liver function remained normal and there was no negative impact on other systems based on blood results. The patients were able to go about their daily routine unhindered. No significant sleep disturbance or vivid dreams were present enough to justify trial discontinuation. No significant adverse CNS, renal, cardiac, hepatic, musculoskeletal, hematopoietic side effects were present.

NAFDAC is at the forefront of the development of effective health-care in Africa. NAFDAC has approved LodonalTM as an innovative non-toxic adjunct treatment in the treatment of HIV/AIDS and as a general immune booster to improve the quality of life of people suffering from a compromised immune system.

A single blind nine-month randomized clinical trial and a single prospective cohort study were conducted in Mali under the auspices of the Centre National d’Appui à la lutte contre la Maladie (CNAM), Bamako, Mali and other institutions named in the study to evaluate the impact of LDN on asymptomatic HIV+ adults. Results of the nine-month study showed an improvement in CD4 count in the treatment groups that was significantly greater than the control group at 6 months (p = 0.041) and marginally at 9 months (p = 0.067) (Traore AK, Thiero O, Dao S, Kounde FF, Faye O, Cisse M, McCandless JB, Zimmerman JM, Coulibaly K, Diarra A, et al. Impact of low dose naltrexone (LDN) on antiretroviral therapy (ART) treated HIV+ adults in Mali: A single blind randomized clinical trial. J. AID HIV Res. 2011; 3(10):189-198). Results of the single prospective cohort study showed 71% of subjects that completed the study did not show any indication of clinical AIDS symptoms, side effects or a loss of CD4 count that would warrant initiation of ART medication (Traore AK, Thiero O, Dao S, Kounde FF, Faye O, Cisse M, McCandless JB, Zimmerman JM, Coulibaly K, Diarra A, et al. Single cohort study of the effect of low dose naltrexone on the evolution of immunological, virological and clinical state of HIV+ adults in Mali. J. AID HIV Res. 2011; 3(10):180-188).

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

Dr. Bihari also examined CD4 changes in 19 patients who were on the combination treatment regimen of 3TC (Epivir), AZT and LDN. The rise in CD4 counts at 6 months in Dr. Bihari’s patients was compared with the rise in CD4 counts reported by an investigator working for Glaxo (New England Journal of Medicine, December 21, 1995, Vol. 333, number 25, pg. 1662). In both groups none of the patients had taken AZT previously; however Dr. Bihari’s patients simultaneously were treated with LDN, which the Glaxo group did not receive. The patients on LDN had an average baseline CD4 count of 88 while the Glaxo group had an average baseline value of 352. The Glaxo patients experienced an average rise in CD4 of 40 at 6 months; or an increase of 11.3%. The LDN patients experienced an average rise of 106 CD4’s at 6 months, representing a 128% increase. Of the 19 LDN patients, each patient experienced an increase of at least 30%. In 18 of the 19 LDN patients, a significant increase in energy, appetite and mood was observed. In those LDN patients who were severely underweight, weight gains of 10 to 50 pounds were observed in the first two months of treatment.

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

References are as follows (conducted by Penn State University Hershey Medical Center (“PSU”)):

1.	Smith JP, Bingaman SI, Ruggiero F, Mauger DT, Mukherjee A, McGovern CO, Zagon IS. Therapy with the Opioid Antagonist Naltrexone Promotes Mucosal Healing in Active Crohn’s Disease: A Randomized Placebo-Controlled Trial. Dig Dis Sci. 2011 July; 56(7): 2088-2097.

2.	Smith JP, Field D, Bingaman SI, Evans R, Mauger DT. Safety and Tolerability of Low dose Naltrexone Therapy in Children With Moderate to Severe Crohn’s Disease A Pilot Study. J Clin Gastroenterol. 2013 Apr; 47(4):339-45.

3.	Smith JP, Stock H, Bingaman SI, Mauger DT, Rogosnitzky M, Zagon IS. Low dose Naltrexone Therapy Improves Active Crohn’s Disease. Am J Gastroenterol. 2007; 102:820-828.

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

The Company has recently retained Cote Orphan to submit an expanded briefing package to the FDA for both Pediatric and Adult Crohn’s Disease. Once we obtain final protocol approval from the FDA, subject to availability of funding, we hope to begin the trials in 2016.

Business Strategy

The Company’s short-term business strategy focuses on several key areas described below, all of which are being undertaken simultaneously.

Conference Attendance: The Company will participate in a number of conferences both domestically and internationally in 2016 about the value of LDN as an immunomodulator for the treatment of autoimmune diseases and cancer. These conferences include SeeThu Equity Conference February 22, 2016; South Florida Investment Forum Luncheons & Corporate Presentations on March 7th in Miami and March 8th, 2016 in Boca Raton, Florida; BIO Int. Convention San Francisco, CA June, 6–9, 2016; Global Biotechnology Congress 2016 (4th in the Series) August 22nd - 25th, 2016, Boston, MA, USA. The Company will add conferences as they come available and funds are available.

International Regulatory Approval in 2016: The Company has been in discussions with drug regulators regarding the regulatory and approvals process for sale of its products in 2016 in a number of countries: South Africa, Nigeria, Malawi, Kenya, Angola, Niger, Gabon, Egypt, Sri Lanka, and China. The process can take between four to 12 months depending on the local authorities. In December 2015, the Company presented the final results of a bridging trial in Nigeria. As of March 30, 2016, we are still awaiting receipt of final approvals for sale of Lodonal™ in Nigeria. The Company has begun discussions for a 90-day Lodonal™ bridging trial as an adjunct to chemotherapy in Kenya. If we complete the Kenya trial and if we meet the primary and secondary end points, the Company expects to receive approval for Lodonal™ as an adjunct treatment for cancer in Kenya. An approval in Nigeria would allow the Company to fast track approvals in other countries.

Establish Partnerships in Africa: The Company’s goal is to establish partnerships in Africa with large employers that maintain onsite clinics; there is increasing recognition that health creates wealth and advances GDP. HIV and AIDS have had a significant negative impact on labor and productivity. The vast majority of people living with HIV in Africa are of working age 15-49 years old. The Company believes that Lodonal™ can be used as a prophylactic to avoid many of the standard opportunistic infections accompanied with HIV and cancer. The Company will now move forward on this program if it receives approval for Lodonal™ sales in Nigeria.

Funding Cytocom Inc. Clinical Trials: If we generate significant revenue from sales to Africa and under the licensing of our LDN formulation to KRS Global Biotechnology, Inc., which is described in detail below under “Agreements to Promote Development and Sale of Company Products,” we believe that in 2016 we will be able to commit financial resources to help fund Cytocom Inc.’s clinical trials in the United States to validate the use of IRT-103 LDN in a number of indications. Unless other funding becomes available, the Company expects to use revenue from the sale of Lodonal™ in Nigeria to help underwrite clinical trials in the U.S. and Europe.

Clinical Studies:

In 2015, the Company focused on receipt of approvals in Nigeria and Malawi to conduct clinical development programs for Lodonal™. We completed a trial in Nigeria in December 2015, and we are now awaiting final NAFDAC approval to commence sales in Nigeria. The Company also expects to commence a bridging trial for cancer in 2016 in the Republic of Malawi.

On the regulatory front, Cytocom Inc. has held constructive dialogue with the FDA with respect to appropriate trial designs and study protocols for IRT-103 LDN and IRT-101. The Company has received approval for a phase IIB/III to be run in conjunction with this trial, but as of the date of this Report the FDA remains in the process of determining the primary endpoint for the trial for Crohn’s Disease. The Company has retained Cote Orphan to submit a final package to the FDA during the second quarter of 2016.

Cytocom Inc.’s immediate focus will be on Crohn’s Disease both in children and adults and the Company expects recruitment in both pharmacokinetic (PK) and Dosing Trials for IRT-103 LDN to begin in 2016 as long as funds are available.

In addition to the trial design as described immediately above, the Company intends to undertake a Toxicologist and PK study in China with its partner, Hubei Qianjiang Pharmaceutical Co., Ltd,, for IRT-101 for the purpose of furthering its understanding of the effect of the pharmacokinetics of IRT-101. The trial has been delayed until 2016 because the State Food and Drug Administration of the People’s Republic of China on the Safety of Drugs and Medical Devices (SFDA) has required chemistry, manufacturing and controls to be completed before the start of the toxicology study. Quinjiang expects to have the PK and Toxicology studies completed before the end of the year. This will allow the Company to better understand the potential for drug interactions to further optimize treatment for Phase 3 development of IRT-101 for cancer in both the United States and China. These trials are required before Hubei can file for a phase III trial for liver cancer with the SFDA.

Strategy for Growth:

Since 2014, the Company has worked aggressively to build the business both upward and outward. It has worked to create a multi-faceted leader in immunotherapies by exploring opportunities beyond HIV/AIDS and cancer in emerging nations.

The goal and strategic vision is to build a diverse pipeline and to develop and commercialize novel drug treatments to improve the lives of patients suffering from chronic often life-threating disease.

To fulfill these goals, the Company received funding from the sale of stock, the exercise of stock warrants and issuance of notes payable totaling approximately $2.66 million in 2015. The Company anticipates generating revenues in 2016 from a number of sources, including revenues from the use of its formulation and patents and the sale of Lodonal™ in Nigeria, Malawi, Kenya, and Equatorial Guinea.

Company Growth:

To build visibility and positive awareness of the Company, management has made presentations at key investor and industry conferences internationally.

If the Company receives approvals for the sale of LDN in Nigeria following the 2015 bridging trial there, the Company believes it will be able to “fast track” the approval process in a number of African nations that will accept NAFDAC Nigeria’s approval of IRT-103 LDN for the treatment of HIV/AIDS.

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

The Company believes Lodonal™ can provide an alternative in areas where patients have stopped taking their therapies due to side effects, or cost; Lodonal™ has been shown in trials to lessen the toxic side effects of ARVs. In those countries where people must travel monthly for a medical check-up (and lose a day’s pay), IRT-103 LDN can cost-effectively provide the ability to slow the progression of the disease without any toxic side effects.

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

Agreements to Promote Development and Sale of Company Products

The Company is focused on its lead therapies designed for the treatment of cancer, HIV/AIDS, Crohn’s disease, fibromyalgia and MS. Management believes the pharmaceutical industry is eager to acquire advanced clinical-phase and approved products. However, despite the strong demand for advanced clinical-phase products, nearly 4,000 known compounds have had their development suspended in Phase II or earlier. Many of these are promising therapeutic drug candidates, but their development was discontinued because of strategic or financial constraints rather than for clinical reasons. Therefore, management believes there are clear market opportunities with a significant amount of unmet needs and a robust potential for partnering activities.

To further the business strategy, the Company has entered into relationships with a number of groups to promote the sale of its products outside the U.S., focusing initially on countries in Africa. They include: The Brewer Group, Inc.; GB Oncology & Imaging Group, LLC; American Hospitals and Resorts Limited (“AHAR”), an advanced surgical and medical facility, as well as a number of U.S. doctors that own and operate clinics in the U.S. and Nigeria.

The Brewer Group, Inc. is an international business advisory firm engaged in the business of identifying and capitalizing on opportunities with international governments, non-government organizations and professional athletes. The CEO of The Brewer Group is also the founder and Executive Director of The Jack Brewer Foundation. The Jack Brewer Foundation seeks to provide the Company with medical equipment where it is needed. Under the Engagement Agreement for Corporate Advisory Services dated February 5, 2013, the Brewer Group agreed to evaluate the Company’s options for expansion and growth into certain international markets, including Africa and, upon request, markets in Haiti, the Dominican Republic and/or Panama. Pursuant to the Engagement Agreement, the Brewer Group agreed to endorse the Company publicly and assist the Company in securing strategic partnership deals to enhance brand and market awareness. The initial term of the Engagement Agreement was 12 months, with an option for either party to terminate upon 30 calendar days with written notice to the other party. The agreement has been extended through 2016. The Company has issued the Brewer Group a total of 1,000,000 shares of its common stock since the signing of the Engagement Agreement.

GB Pharma lead by Dr. Gloria B. Herndon, a former director and current consultant of the Company has been committed to sourcing sustainable solutions in the field of health care in Africa, and has been involved since the 1990s on health-care related issues in Africa. The Company and GB Pharma have continued working with the ministries of health in African countries to provide better access to and public awareness of the prevention, diagnosis and treatment of cancer and chronic infectious diseases.

On July 14, 2012, GBOIG in partnership with the Company signed a letter of intent agreement to collaborate with the Government of Malawi to assist in expanding the treatment of cancer, HIV/AIDS and other infectious diseases.

In 2015, the Company submitted protocols seeking permission from the Pharmacy, Medicines and Poisons Board of Malawi (“PMPB”) to conduct two trials involving Lodonal™ in Malawi:

a.	The first protocol, submitted jointly with The Jack Brewer Foundation (“JBF Worldwide”), received PMPB approval on November 11, 2015. The protocol covers a 12-month trial for a “Single Visit Approach to Cervical Cancer Prevention.” The approach is designed to deliver a preventive and simple procedure that can be performed in a clinical setting without the use of a laboratory and to allow for immediate treatment of any precancerous lesions utilizing Wallach LL100 Cryosurgical systems. The protocol provides for 50% of the patient group to be put on Lodonal™ to determine if the drug lowers the number of opportunistic infections during the year, and if it can be shown that LDN increases CD4, CE8, NK and T cell count, which would show that the incidence rates of opportunistic infection could decrease with Lodonal™ and that Lodonal™ could be used as a prophylaxis to prevent substantial HIV-related morbidity in Malawi. The Company expects the final trial agreement with PMPB to be signed by the end of the second quarter of 2016. Lodonal™ pills have been produced in Nicaragua in anticipation of the trial. Shipments will commence once the trial is approved.

b.	The second protocol, which has not yet been approved, covers a trial using Lodonal™ for the treatment of cancer. The protocol is still under discussion with the PMPB, and the Company expects a final protocol to be submitted for approval by year end.

On September 25, 2012, GBOIG, in partnership with the Company, signed an agreement with the Government of Malawi to open an outpatient clinic at Queen Elizabeth Central Hospital (in Malawi) for the treatment of cancer and infectious disease. The duration of the Agreement shall be for 25 years with an optional 10-year renewal to be indicated by the Government of Malawi at least three years prior to the expiration of the term. The Government of Malawi shall bear the upfront costs for the agreement of $2,500,000. Due to a change in the Government the Company has abandoned this contract.

In September 2013, TNI BioTech International, Ltd., a wholly-owned subsidiary of the Company, signed a Distribution Agreement with AHAR Pharma, a Nigerian company, to market Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer. AHAR intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The agreement gives AHAR exclusive rights to sell to customers in the private sector and non-exclusive rights to public-sector companies. The Company may terminate the exclusivity if AHAR fails to meet minimum purchase targets. Unless terminated earlier, the agreement is valid for five years, subject to the right of the parties to extend for one additional five-year term. The Company had hoped to implement the agreement in 2015 but did not finish the trial until December 2015. We now anticipate launch of the product in the second quarter of 2016. Under the agreement, the Company is obligated to provide delivery of an initial supply of between 1 million and 1.5 million doses of Lodonal™ product to cover AHAR Pharma’s first-year purchase commitment.

In August 2015, the Company announced the signing of a letter of interest with GB Pharma/AHAR and Fidson Healthcare of Nigeria to enable Fidson to market and sell LodonalTM in Nigeria. The agreement will become effective if we receive NAFDAC approval to distribute LodonalTM in Nigeria, based on the 2015 trial evaluating the efficacy and safety of Lodonal™. The agreement will require an amendment to the agreement signed in September 2013 with AHAR, so that both contracts conform. On January 21, 2016 the company submitted the initial results of the clinical trial to NAFDAC, and on February 22, 2016 AHAR Pharma submitted final document to NAFDAC requesting the issuance for marketing approval. As of March 30, 2016 the Company is still awaiting approval for distribution of Lodonal™ in Nigeria.

In September 2014, Airmed Biopharma Limited (“Airmed”), a wholly owned subsidiary of the Company, signed an exclusive agency agreement with GB Pharma Holdings Inc., to market and promote Lodonal™, and to solicit purchase orders for Lodonal™, in various counties in Africa. Airmed is required to pay GB Pharma Holdings Inc. a commission based on payments actually received on purchase orders procured by the GB Pharma Holdings Inc. from customers in Africa during the term of the agreement, after deduction for certain costs incurred by Airmed for product supply. The agreement has an initial term of five years, with automatic renewals for additional one-year periods unless terminated by either party.

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

In accordance with these agreements, Qianjiang Pharmaceutical has acquired MENK material for the preclinical and clinical trial. MENK toxicology studies are in process under the trial, including a six-month toxicology study in animals. Other studies, including stability and general pharmacology (on normal animals to determine the effect to heart, blood pressure, etc.) have commenced. All FDA-required tests, including formulation and quality control tests, are in process in China.

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

Production

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

Raw Materials and Principal Suppliers

The Company has decided to enter into third-party manufacturing agreements; accordingly, we rely on third parties for clinical production of our products and product candidates.

The active pharmaceutical ingredient (“API”) for initiating clinical trials in the United States has been and will continue to be sourced from a cGMP-established vendor that has filed or will file a Type II Drug Master File in the United States. Prior to sourcing, a quality due diligence/vendor qualification will be completed that will include, but is not limited to, a review of the vendor’s inspection and compliance history with the FDA and, as relevant, the vendor’s inspection and compliance history with other regulatory bodies (i.e. the European Medicines Agency, or EMA).

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

Protalex, Inc. is a clinical stage biopharmaceutical company that is developing a class of biopharmaceutical drugs for treating autoimmune and inflammatory diseases and rtax Biopharma is a clinical stage biopharmaceutical company developing breakthrough therapies for autoimmune diseases. Its pipeline of drugs is based on novel science that targets the interaction between T-cell receptors (TCR) and Nck, a key protein involved in T-cell activation.

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

Customers

In 2015, the Company recorded Lodonal sales totaling $16,197 to individuals in the USA under its agreement with KRS. The Company had no sales to customers in 2014.

The Company has made final applications for the importation of Lodonal™ into the Republic of Nigeria, Republic of Equatorial Guinea where the company obtained approval for the drug the government to date has not allocated any funds to complete the purchase. The Company has received approval from the Republic of Malawi and has received approval for the importation of Lodonal™, subject to completion of a 6 month clinical trial as an adjunct treatment for cancer. In December 2014, NAFDAC granted permission to the Company and AHAR Pharma for a Lodonal™ trial for HIV/AIDS in Nigeria. The objective of this bridging trial was to assure safety and tolerability as well as efficacy with the local population. The Company completed this trial in December 2015, and as of March 30, 2016 had not yet received approval for the importation of Lodonal™ in Nigeria.

The Company, with approval from the Minister of Health in Nicaragua and countries that approve and register the product inclusive of the Certificate of Pharmaceutical Products issued for that jurisdiction, will look to open distribution channels in Central and South America in 2016.

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

Before a drug can be tested in people, the sponsor (in this case the Company) performs laboratory and animal tests to discover how the drug works and whether it’s likely to be safe and effective in humans. As LDN and MENK have previously been used in clinical trials, this phase of development was not required by the Company to initiate clinical trials under its applications.

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

European Union

We intend to seek distribution and marketing partners for IRT-101 (MENK) and IRT-103 (LDN) in the European Union (“EU”). To market our future products in the European Economic Area (“EEA”) (which is comprised of the 27 member states of the EU plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”).

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

Malawi

No formal governmental agency is in place in Malawi to govern the application of a new drug. Malawi is a member of the Southern Africa Development Community (“SADC”). The SADC has been making efforts to synchronize the regulation of medication in the SADC countries. The SADC published Guidelines for Submitting Application for Registration of a Medicine are available at: http://www.ich.org/fileadmin/Public_Web_Site/ABOUT_ICH/Organisation/SADC/Guideline_for_Medicine_ Registration.pdf.

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

In July 2014, the Republic of Malawi approved Lodonal™ as an adjunct for the treatment of cancer. Protocols for a Lodonal™ trial were approved in November 2015. The Brewer Group, Inc. has paid for production of the first shipment to Malawi of Lodonal™, which was delivered to Malawi from Nicaragua in 2015.

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

Research and Development

Our research and development (“R&D”) organization focuses primarily on new uses for the opioid-related immuno-therapies, such as LDN and MENK. These therapies stimulate the immune system in such a way that provides the potential to treat a variety of diseases that have abnormalities in the immune system.

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

Our R&D is overseen and managed internally, working with individuals, universities, and Contract Research Organizations (“CROs”) in order to utilize patents that we have licensed or acquired since our inception. We continue to seek to expand our pipeline by reviewing other compounds, technologies or capabilities. We also seek out promising compounds and innovative technologies developed by third parties to incorporate into our discovery and development processes or projects.

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

The Company has incurred, and expects to continue incurring, substantial research, development and other costs in connection with compound partnering agreements. In 2015, the Company incurred cash expenses of $xxx for research and development. The Company estimates it will spend approximately $15,000,000 in cash for research and development costs in 2016.

Employees

As of December 31, 2015, the Company had 5 full time employees.

Available Information

Our Current Reports on Form 8-K, and Quarterly Reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports have been and will be made available, free of charge, through our website (http://www.immunetherapeutics.com) as soon as reasonably practicable after such submission to the SEC. Such reports will remain available on our website for at least 12 months. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, D.C. 20549.

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

We have a limited operating history. Our historical financial information consists only of an audit of our financial results at and for the years ended December 31, 2015, 2014, 2013 and 2012. There is limited historical financial information upon which to base an evaluation of our performance. We are an emerging company, and thus our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operation, particularly in the pharmaceutical industry.

Since inception, we have invested a significant portion of our time and financial resources in the acquisition and development of our most advanced drug candidate, LDN. We have generated cumulative losses of approximately $345 million since inception, and we expect to continue to incur losses until IRT-103 (LDN) is approved by the FDA and foreign regulatory authorities. Even if regulatory approval is obtained, there is a risk that we will not be able to generate material sales of IRT-103 (LDN), which would cause us to continue to incur losses.

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

We will see losses from our clinical trials conducted either directly or through our subsidiaries for the foreseeable future, and if we fail at one or more of our clinical trials, it could affect the value of the Company’s stock.

We rely on financings to fund and conduct clinical trials directly or through our subsidiaries needed for NDA submission with respect to IRT-103 (LDN). Any of the following events or factors could have a material adverse effect on our ability to generate revenue from the commercialization of IRT-103 (LDN):

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

The Company anticipates it will spend in excess of $15,000,000 on clinical trials in the 12 months following the date of this Report. We expect that two-thirds of this amount will be spent by Cytocom in the USA, the balance by Immune Therapeutics, Inc. and/or its subsidiaries for international trials. Cytocom trials are expected to be split evenly between LDN and MENK. The international trials will focus the use of MENK for treatment of cancer in Africa.

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

The commercial success of IRT-103 depends, in part, on Cytocom’s ability to develop and market the drug in North America, and if we fail in these initiatives, our ability to generate future revenue in the United States could be significantly reduced.

If Cytocom successfully completes the clinical development program in the U.S. for our lead independent drug candidate, IRT-103 (LDN), we plan to retain commercial rights to IRT-103 as we have exclusive licensing rights. Any of the following events or factors could have a material adverse effect on both the ability to generate revenue in the U.S. from the commercialization of IRT-103:

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

At December 31, 2015, we had $23,149 in cash and cash equivalents. We do not believe that our available cash and cash equivalents will be sufficient to fund our anticipated level of operations for the next 12 months and we will likely need to seek outside sources of funding. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

We intend to remediate this weakness by increasing the size of our accounting staff in 2016 and by appointing an audit committee with membership that is qualified to oversee the Company’s financial reporting. However, there can be no assurance that we will be able to successfully implement our plans to remediate the material weaknesses in our financial reporting process. Our failure to successfully implement our plans to remediate these material weaknesses could cause us to fail to meet our reporting obligations, to produce timely and reliable financial information, and to effectively prevent fraud. Additionally, such failure, or other weaknesses that we may experience in our financial reporting process or other internal controls, could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

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

We are developing small molecule therapeutics that will compete with other drugs and alternative therapies that are currently marketed or are being developed to treat Crohn’s Disease, HIV/AIDS, other autoimmune diseases and inflammatory disorders, HIV/AIDS and cancer. If approved for marketing by the FDA, IRT-103 (LDN), our lead Inflammatory Bowel Disease (“IBD”) drug candidate, would compete against existing IBD treatments such as Sulfasalazine (Azulfidine); Mesalamine (Asacol, Rowasa) Corticosteroids; Azathioprine (Imuran) and mercaptopurine (Purinethol); Infliximab (Remicade); Adalimumab (Humira); Certolizumab pegol (Cimzia); Methotrexate (Rheumatrex); Cyclosporine (Gengraf, Neoral, Sandimmune) and Natalizumab (Tysabri). Similarly, other future drug candidates we are pursuing would compete against numerous existing and established drugs and potentially against other novel drugs and therapies that are currently in development. We also anticipate that we will face increased competition in the future as new companies enter our target markets and scientific developments surrounding the chemokine system continue to develop.

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

We expect to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Because of these lessened regulatory requirements, our stockholders would be left without information or rights available to stockholders of more mature companies.

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

Due to our net losses, negative cash flow and negative working capital, in their report on our audited financial statements for the years ended December 31, 2015 and 2014, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

As a group, our officers and directors own 13.7% of the outstanding common stock of the Company. Our other stockholders will have limited ability to influence corporate actions or decisions.

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

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with public company effective dates.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We maintain our headquarters at 37 North Orange Ave, Suite 607, Orlando, Florida 32801. The Company leases approximately 800 sq. feet at a monthly cost of approximately $1,300. The lease expires on June 30, 2016.

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

In October 2014, a claim was filed for breach of contract and unjust enrichment in the United States District Court, Middle District of Florida, Orlando Division, QS Pharma, LLC v. TNI BioTech, Inc. n/k/a Immune Therapeutics, Inc., in which the named plaintiff claims that we breached various proposals between the parties. The plaintiff was seeking an amount of damages to be proven at trial and pre-judgment interest. The plaintiff filed a Motion for Order of Default, which the court entered against the Company in favor of the plaintiff on December 15, 2014. The Company has accrued $210,452 for this claim. In May and October 2015, under a garnishment order the plaintiff withdrew $92,590 from the Company’s bank accounts towards settlement of the claim. The Company has agreed upon a full settlement for $80,000, which it expects to pay by the end of the second quarter of 2016.

In September 2015, a claim was filed for breach of contract, account stated, quantum meruit, and unjust enrichment in District Court for the Middle District of Florida, Epstein Becker & Green PC v. TNI Biotech, Immune Therapeutics, Inc. and Cytocom, Inc., in which the named plaintiff (“Epstein”) claims that it is owed outstanding attorney fees. The plaintiff is seeking damages in excess of $194,000.00. On November 24, 2015, the parties agreed to settle this claim. In accordance with the settlement agreement, the Company paid $19,474.13 to Epstein by check, and presented Epstein with a promissory note executed in the amount $175,267.17 bearing an interest rate of ten percent (10%) per annum and requiring one balloon payment in the amount of $192,793.89 on or before December 1, 2016.

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

Period

	Price Range
	High	Low
Quarter Ended December 31, 2015:	$0.28	$0.08
Quarter Ended:
September 30, 2015	$0.36	$0.05
June 30, 2015	$0.11	$0.05
March 31, 2015	$0.28	$0.07

Quarter Ended December 31, 2014:	$0.38	$0.08
Quarter Ended
September 30, 2014	$0.44	$0.16
June 30, 2014	$0.95	$0.19
March 31, 2014	$1.90	$1.56

Record Holders

As of March 21, 2016, we have approximately 732 stockholders of record of our common stock.

Dividends

The Company paid no dividends in 2015 or 2014.

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

In August 2013, the Company formed its United Kingdom subsidiary, TNI BioTech, LTD (the “UK Subsidiary”). The UK Subsidiary received approval to be considered a micro, small or medium-sized enterprise (“SME”) with the European Medicines Agency (“EMA”) on August 21, 2013. The designation provides the UK Subsidiary with significant discounts when holding meetings or submitting filings to the EMA. On September 19, 2013, the UK Subsidiary submitted a pre-submission package to the EMA regarding Crohn’s Disease. The EMA granted the UK Subsidiary a meeting that took place on September 27, 2013. The UK Subsidiary is eligible to benefit from the provisions for administrative and financial assistance for SMEs set out in Regulation (EC) No 2049/2005. The Company will apply to obtain EMA benefits once funding becomes available.

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development. On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. on that date. The stake has since been reduced to 50.2% at December 31, 2015, by subsequent issuances of Cytocom common stock to shareholders.

In March 2014, the Company incorporated Airmed Biopharma Limited, an Irish corporation with an address in Dublin, Ireland, and Airmed Holdings Limited, an Irish company domiciled in Bermuda. The Irish companies were set up to benefit from incentives granted by the Irish government for the establishment of pharmaceutical companies (many of the world’s leading pharmaceutical companies have located in Ireland), and so that the Company could take advantage of Ireland’s status as a member of the European Union and the European Economic Area. An Irish limited liability company enjoys a low corporate income tax rate of 12.5%, one of the lowest in the world. The Irish-domiciled company hopes to qualify for tax incentives for Irish holding/headquartered companies and to benefit from the network of double tax treaties that reduce withholding taxes. TNI BioTech International, Ltd. will manage our international distribution, using product that is manufactured in Ireland and elsewhere.

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

Financial Operations Overview

Revenue

The Company reported revenues of $16,197 in the year ending December 31, 2015. There were no revenues in 2014.

The Company first delivered and recorded revenues under its agreement with KRS in January 2015. The Company also expects to derive revenues from the sale of its products in Malawi and Nigeria in the second half of 2016 under distribution and partnership agreements announced in 2012 and 2013.

Direct Expenses and Gross Margin

The Company incurred no direct expenses in 2015 and 2014. In future, direct expenses will include the cost of finished product to be purchased from the Company’s contract manufacturers, sales incentives, associated travel, and inventory return charges.

Gross margin, which is gross profit as a percent of revenue, will be affected by a number of factors, including the type of product sold and the geographic region in which the sale is made.

Research and Development

The Company makes investments in research and development (“R&D) in support of ongoing proprietary product development programs to support its pipeline of new drug candidates. See Item 1. “Business” for a summary the current stage of development of our new drug candidates. Expenses related to both direct research and to the use of outsourced research arrangements decreased in 2015 compared to 2014, as the Company was not able to raise the cash required to fund its planned research program in 2015.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments and other short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents.

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

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

We had revenues of $16,197 from operations for the year ended December 31, 2015. All revenues were earned under the agreement signed on December 8, 2014 with KRS Global Biotechnology, Inc. We had no revenues from operations for year ended December 31, 2014.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the years ended December 31, 2015 and 2014 were as follows (dollar amounts in thousands):

	2015	2014
Selling, general and administrative	$2,734	$4,072
Increase / (decrease) from prior year	$(1,338)	$(1,265)
Percent increase / (decrease) from prior year	(33)%	(23)%

For the years ended December 31, 2015 and 2014, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	2015	2014
Stock listing and investor relations expenses	$44	$472
Consulting and contractors	1,033	1,423
Payroll	833	1,103
Professional fees	265	818
Travel	174	244
Insurance	(107)	239
Charitable donations	-	(750)
Other expenses	492	523
	$2,734	$4,072

The decrease year over year in selling, general and administrative expense was attributable primarily to decreased sales and marketing activities to promote the manufacture and sale of the Company’s products in South America and Africa, the return of stock previously issued for charitable donations, and the departure of in-house counsel, which reduced the Company’s payments of professional fees.

In 2015, total cash spent on in selling, general and administrative expense was $2,734, compared to $4,822 for 2014, a decrease of $2,088 or 43%. Significant cash items included:

●	consulting services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $1,033 in 2015, a decrease of $390 or 27% of the $1,423 spent in 2014;

●	professional fees for legal, tax and accounting services in the amount of $265 in 2015, a decrease of $553, or 68% over the $818 spent in 2014;

●	payroll in the amount of $833 in 2015, a decrease of $270 or 24% over the $1,103 spent in 2014; and

●	travel in the amount of $174 in 2015, a decrease of $70 or 29% of the $244 spent in 2014.

Research and development

R&D expenses and related percentages for the years ended December 31, 2015 and 2014 were as follows (dollar amounts in thousands):

	2015	2014
Research and development	$977	$2,413
Increase/ (decrease) from prior year	$(1,436)	$(48)
Percent increase/ (decrease) from prior year	(60)%	(2)%

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

As of December 31, 2015, we had two compounds (IRT-101 and IRT-103) in research and development in oncology and Crohn’s disease, both of which are expected to move into Phase 3 clinical trials in 2016.

For the years ended December 31, 2015 and 2014, research and development expenses were made up as follows (dollar amounts in thousands):

	2015	2014
Contracted services	$205	$641
Patent expenses	156	466
Payroll	5	284
Trials	541	274
Professional fees	32	191
Supplies and materials	14	181
Rent	22	330
Travel	-	25
Conferences	2	21
Other	0	0
	$977	$2,413

Most of the R&D spending in both 2015 and 2014 was on the development of LDN.

Expenses for research and development in 2015 decreased by 60% compared to expenses in the same period in 2014. The decrease occurred mainly as a result of lower use of contractors for R&D services, lower payroll costs, reduced use of contractors and professional services, the closure of our R&D office in Maryland, all as a result of lower funding available to conduct research and development. These decreases were offset by increases in costs for trials to conduct R&D in Africa.

In 2015, total cash spent on R&D was $977, a decrease of $1,157 or 54% over the $2,134 spent in 2014. Significant cash items included:

●	payments for contracted services ($205 in 2015, a decrease of $436 or 68% over the $641 spent in 2014), reflecting the decreased use of contractors to perform some of our research activities;

●	patent expenses ($156 in 2015, compared to $466 for 2014, a decrease of $310 or 67% over the $466 spent in 2014), reflecting decreased costs incurred in 2015 to maintain licenses and patents acquired in 2014 and 2015;

●	legal fees ($32 in 2015, compared to $191 in 2014), incurred for the support and acquisition of patents and licenses;

●	rent ($22 in 2015, compared to $51 in 2014), for premises in Maryland. (An additional non-cash expense of $279 was charged to rent for a pending rent dispute in 2014. The corresponding amount in 2015 was $0);

●	payroll ($5 in 2015, a decrease $279, or 98% over the $284 spent in 2014), reflecting the reduction in the number of R&D employees in 2015 due to lack of funding; and

●	travel ($0 in 2015, a decrease of $25 or 100% over the $25 in 2014), also reduced due to lack of funding.

Stock issued for services

The cost of stock issued for services G&A and related percentages for the years ended December 31, 2015 and 2014 were as follows (dollar amounts in thousands):

	2015	2014
Consulting services G&A	$6,240	$19,116
Percentage increase/(decrease) from prior year	(67%)	(65)%

The decrease in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services had been fully amortized prior to the end of 2015.

The number of shares issued for prepaid consulting services G&A in 2015 was 16,672,504 (17,178,294 in 2014).

Prepaid consulting services G&A 2015 consisted of the following:

Amortization of cost of stock issued prior to 2015 under G&A consulting contracts	$3,463

Amortization of cost incurred for new stock issued in 2015 under G&A consulting contracts entered into in 2015	865

Amortization of the cost incurred for stock issued for services R&D and related percentages in 2015 and 2014 were as follows (dollar amounts in thousands):

	2015	2014
Consulting services R&D	$-	$5,126
Percentage increase/(decrease) from prior year	(100)%	(74)%

The decline in expense in 2015 reflects the reduction of the accrued liability of all shares issued for services that had been fully amortized prior to the end of 2015.

There were no new shares issued for prepaid consulting services R&D in 2015 and 2014.

Prepaid consulting services R&D in 2015 consisted of the following:

Amortization of cost of stock issued prior to 2015 under R&D consulting contracts	$0

Amortization of cost incurred for new stock issued in 2015 under R&D consulting contracts entered into in 2015	0

Warrant valuation expense

When the Company sells its stock to stockholders for cash, it periodically issues warrants to those stockholders to acquire additional stock at prices agreed at the date of the original sale. The Company incurs a cost for the rights attached to the warrants, which is calculated using the Black-Scholes Model (see above 4. Capital Structure—Common Stock and Common Stock Purchase Warrants). This expense is reported in the Consolidated Statements of Operations above as the Warrant valuation expense.

In 2015, the Company issued 435,000 warrants to stockholders at exercise prices ranging between $0.07 and $0.50, for which it recorded an expense of $46. In 2014, the Company issued 2,358,000 warrants to stockholders at exercise prices ranging between $0.14 and $1.50, for which it recorded an expense of $1,749.

Impairment of intangible assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360-10-05, “Property, Plant and Equipment.” For the year ended December 31, 2015, the Company determined that the carrying amount recorded for the acquisition of licenses and patents related to LDN were impaired, and recorded an impairment loss of $5,226,352. In 2014, the Company determined that the carrying amount recoded for the acquisition of licenses and patents related to MENK were impaired, and recorded an impairment loss of $9,908,477.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. The increase year over year in depreciation and amortization expense reflects the fact that most of the Company’s patents and licenses were acquired after October 1, 2012.

Depreciation and amortization expenses for the years ended December 31, 2015 and 2014 were as follows (dollar amounts in thousands):

	2015	2014
Depreciation expense	$3	$2
Amortization expense	$592	$2,877
Increase (decrease) from prior year	$(2,285)	$26
Percentage increase (decrease) from prior year	(79)%	1%

Interest Expense

Interest expense for the years ended December 31, 2015 and 2014 were as follows (dollar amounts in thousands):

	2015	2014
Interest expense	$271	$388
(Decrease) from prior year	$(117)	$(1,049)
Percentage (decrease) from prior year	(30)%	(73)%

Interest expenses are comprised of loan origination fees and interest owed by the Company. The significant decrease in interest expense reflects the fact that the debt levels were lower in 2015 than in 2015 except in the fourth quarter of 2015.

Loss on settlement of debt (dollar amounts in thousands):

In 2015, certain lenders to the Company exercised their rights to convert all or a portion of their notes payable to equity. The Company also settled certain obligations in 2015 through the issuance of its common stock. The Company recorded an expense of $844, reflecting the fair value of the 14,058,833 shares of common stock issued in exchange for notes and other obligations. The corresponding expense in 2014 was $4,285, reflecting the fair value of 24,037,450 shares of common stock issued in exchange for notes.

Liquidity (dollar amounts in thousands):

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $23 at December 31, 2015, compared to $192 at December 31, 2014.

We do not expect that our cash reserves will be sufficient to meet our operational needs and we will need to raise additional capital to pay for our operational expenses and provide for capital expenditures. In addition to the Company’s operational expenses, which are estimated at $400,000 per month, we believe that we need approximately $15 million in the next twelve months to fully develop our products and for Phase III clinical trials for Crohn’s disease. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the years ended December 31, 2015 and 2014, net cash used in operating activities from continuing operations was $2,864 and $3,843, respectively. For the years ended December 31, 2015 and 2014, net cash used in investing activities from continued operations was $0 and $58, respectively. The reduction in 2015 is reflects lower costs for the maintenance of the patents and licenses.

During the year ended December 31, 2015 proceeds from the sale of stock and exercise of stock warrants totaled $605 compared to $2,832 for the corresponding period in 2014. We also generated $2,058 from the issuance of notes payable in 2015 compared to $1,623 in 2014. There were no repayments of notes payable in 2015.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2015 and 2014, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2015 and 2014 and the report of Turner, Stone & Company, L.L.P. (“Turner”), our independent registered public accounting firm, are set forth on pages F-1 through F-23 of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are ineffective to ensure that information disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This determination was based on the small size of our accounting staff, the lack of segregation of duties and the lack of an audit committee which creates a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness means there is a risk that our financial reports or other filings may contain an error or inaccuracy or not submitted timely. The Company plans to remediate this weakness by increasing the size of its accounting staff in 2015 and by appointing an audit committee with membership that is qualified to oversee financial reporting.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee, management concluded that, as of December 31, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

As of March 16, 2016, the number of voting members of our Board of Directors was five. Our Non-Executive Chairman of the Board is a non-voting member of our Board. The members of our Board of Directors as of March 16, 2016 are as follows:

Name	Age	Director Since	Position
Noreen Griffin	63	March 2012	Chief Executive Officer and Director
Dr. Nicholas Plotnikoff	88	March 2012	Non-Executive Chairman of the Board (non-voting director)
Christopher Pearce	72	March 2012	Director, Chief Operating Officer
Edward Teraskiewicz	69	January 2015	Director
Dr. Clifford Selsky	67	February 2016	Director
Paul Akin	57	February 2016	Director

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

Dr. Clifford Selsky— Dr. Selsky has served on our Board since February 2016. He has been a practicing pediatrician in Central Florida for the past twenty years. He is the founder of the Children’s Center for Cancer and Blood Disease at Florida Hospital cancer institute, which he established after training in pediatrics at Yale New Haven hospital and completing a pediatric hematology and oncology fellowship at Yale University School of Medicine. Dr. Selsky is board certified in Pediatrics, Pediatric hematology and oncology and Palliative medicine. Currently, he is a pediatrician at Family First Pediatrics which he established in 2013.

Also an accomplished scientist, Dr. Selsky obtained his PH.D. in Microbiology and Molecular Genetics at the University of Miami School of Medicine. He then did DNA repair research studies at the radiobiology laboratory at Harvard School of Public Health and the biophysics laboratory at Stanford University. Dr. Selsky has numerous publications in peer reviewed journals relating to DNA repair and clinical conditions such as angiocentric lymphoma and chemotherapy related neurological disorders. As a toxicologist for Stauffer Chemical Company, he designed and implemented research on molecular dosimetry and genetic risk estimation, including DNA adduct separation and quantitation.

Over the course of his career, Dr. Selsky has served as principal investigator for both the Pediatric Oncology Group at Florida Hospital Cancer Institute and the Children’s Oncology group at Florida Hospital overseeing more than 140 cooperative group protocols. He was department chair for Pediatrics at Florida Hospital for Children for seven years. Additionally, he has served on numerous committees including Florida Hospital Cancer Center Medical Advisory committee, Florida Hospital Ethics committee, Florida Hospital Quality Assurance committee and Florida Hospital Pharmacy and Therapeutics committee. Dr. Selsky was elected president of the Orange County Medical Society in 2016 and has received numerous awards including the Florida Hospital Medical Staff recognition Award for Excellence 2008 and being named Top Doctor, Orlando Magazine in 2001, 2005, 2006, 2007, 2008, 2009, 2010, 2011 and 2015.

Paul Akin— Mr. Akin has been a member of our Board since February 2016. Mr. Akin is a significant investor and active strategist for Immune Therapeutics. As an early investor, he was instrumental in the strategic planning and coordination of market penetration, expansion and capitalization. In 2015, he drove the research, development and subsequent creation of LDN Information Management, Inc. (“LDNIM”), whose goal is twofold: to educate the general population on the benefits of LDN, and to distribute LDN domestically through partnership with the Company. LDNIM also serves as an adjunct marketing team with the goal of accelerating consumer and physician education and distributing LDN in certain states in the USA over the next 12 months.

Mr. Akin currently serves as Chief Executive Officer and Executive Chairman of Collier Warehouse Inc., which sells residential and commercial products and services for architects, contractors, homeowners, and developers. Outside of the day-to-day operations of Collier and LDNIM, Mr. Akin is an active investor in a variety of emerging growth companies, having served in a number of business roles including Executive Chairman, Independent Board Director, Strategic Advisor, Venture Capital Limited Partner, market pundit, guest speaker/moderator, private investor and trustee. An avid sportsman, Mr. Akin is an active member at the San Francisco Olympic Club and competes on the basketball and triathlon teams, as well as a distance runner and golfer. He currently resides in San Francisco.

Executive Officers

Biographical information concerning Noreen Griffin, our Chief Executive Officer, and Christopher Pearce, our Chief Operating Officer, are set forth above. Biographical information concerning our other executive officers is set forth below.

Peter Aronstam – Mr. Aronstam, age 63, has been our Chief Financial Officer since January 2013. Mr. Aronstam brings more than 30 years of experience in accounting, finance, banking, international trade and law to his clients. His career is marked by a progression of senior finance roles with growth and performance-driven enterprises, from start-up technology and internet companies to chief financial officer roles with small service providers to very large international manufacturers to global banks. Mr. Aronstam has advised publicly-held and privately-owned businesses since 1978, providing both full-time and part-time CFO services. His background includes start-up VC-backed entrepreneurial companies, manufacturing technology and service companies, serving as a public-company CFO, corporate and international banking in major multinational banks, managing HR and IT functions, and raising more than $500,000,000 in debt and equity for his companies and their customers. From 2001 to 2006, Mr. Aronstam was the Chief Financial Officer of Airspan Networks, Inc., a public reporting company in Boca Raton, Florida. He also was the CFO of private company Mainstream Holdings, LLC in West Palm Beach, Florida from 2007 to 2008 and private company The Neptune Society in Plantation, Florida from 2008 to 2009. Since 2010, Mr. Aronstam has been a partner of B2B CFO Partners, LLC, doing business as B2B CFO©. The firm provides CFO services to its clients on a part time basis. Born and educated in South Africa, Mr. Aronstam earned his Bachelor of Commerce, Bachelor of Law and PhD from the University of the Witwatersrand in South Africa. Mr. Aronstam has worked in South Africa, Canada, and Florida.

Dr. Fengping Shan – Dr. Shan, age 57, has been our Chief Science Officer since March 2012 and was a member of our Board from March 2012 until September 2014. Dr. Shan has a Ph.D. in Microbiology and Tumor Immunology. Dr. Shan is Professor of Immunology and Vice Director of the Institute of Immunology, China Medical University, in Shenyang, China. He has been with the University from 2006 to present. Dr. Shan was the Senior Scientist for Penta Biotech from 2000 to 2006, Chief Scientist for the China Liaoning Institute of Microbiological Science from 1995 to 2000 and studied at the National Cancer Research in Paris, France from 1990 to 1994. Dr. Shan has authored 90 publications, been issued 11 patents, and is the unique inventor of a thrombolytic enzyme from the earthworm. From 2000 to present, Dr. Shan has worked both in the United States and China on the clinical trials with Dr. Nicholas Plotnikoff involving new immunotherapies for the treatment of cancer. Based on the trials, a number of patents were filed in China beginning in 2009 and 2010, and approved in 2011.

Dr. Joseph M. Fortunak – Dr. Fortunak, age 61, has been our Vice President of Global Research and Development and Chemical Development since April 2013. He graduated from the University of Wisconsin-Madison with a PhD in Organic Chemistry. After spending time holding a postdoctoral position at Cambridge University, he spent over 20 years in the pharmaceutical industry, most recently as Director and Head of Global Process Research and Development at Abbott Laboratories, from 2000 to 2004. Before taking the position at Abbott Laboratories, from 1983 to 1993, Dr. Fortunak worked as Associate Senior Research Investigator, Senior Research Investigator, and Assistant Director for Smith Kline Beechman (GlaxoSmithKline), and from 1993 to 2000 was the Associate Director, Director, Senior Director, and Executive Director of DuPont Pharmaceutical Company. In 2004, Dr. Fortunak assumed the position of Associate Professor of Chemistry and Pharmaceutical Sciences at Howard University in Washington, D.C., with a goal of developing an international program for cGMP practices worldwide. Dr. Fortunak has extensive experience dealing with the FDA and other regulatory agencies and has worked on industry initiatives (PQRI, BACPAC I & II) as a member of the PhRMA API Technical Group. He has significantly contributed to new drug development for illnesses including Malaria, Parkinson’s disease, Ovarian, Breast and Small-Cell Lung cancer, Hypertension and Congestive Heart Failure, AIDS (NNRTI), Breast and Ovarian cancer and Karposi’s sarcoma and AIDS (NRTI). In addition to his other work, Dr. Fortunak is a consultant for the Clinton Foundation’s HIV/AIDS Initiative (CHAI) and the World Health Organization; advising these organizations on pricing and production of antiretroviral drugs as well as advising generic manufacturers of antiretroviral drugs on the requirements for cGMPs, general strategies for process development and route discovery for the production of API.

Board Committees

At December 31, 2015, we had not yet established an audit committee, compensation committee, or nominating committee. During 2015, the functions ordinarily handled by these committees were handled by our entire Board. In February of 2015, the Board authorized formation of and adopted charters for an audit committee, compensation committee and nominating committee. As of the date of filing this annual report, no members were appointed to the audit committee, compensation committee or nominating committee. The audit committee, compensation committee and nominating committee have not yet held any meetings.

Family Relationships

There are no familial relationships between any of our officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Director Independence

The Company is not currently listed on any national securities exchange that has a requirement that the board of directors be independent. At this time, Mr. Teraskiewicz, Dr. Selsky and Mr. Akin are “independent directors” as that term is defined under the rules of the NASDAQ Capital Market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2015, the Reporting Persons met all applicable Section 16(a) filing requirements, other than (i) Ms. Griffin who was not timely with respect to Statement of Changes in Beneficial Ownership of Securities on Form 4 necessitated by the issuance of shares in error that were later cancelled; and (ii) Ms. Griffin who was not timely with respect to a Statement of Changes in Beneficial Ownership of Securities on Form 4 necessitated by the issuance of shares in error, the majority of which were later cancelled.

Item 11.	Executive Compensation

The following table summarizes the annual compensation of our Named Executive Officers (defined below), as of December 31, 2015. “Named Executive Officers,” consistent with Item 402(m) of Regulation S-K promulgated under the Exchange Act, include: (i) the Company’s Principal Executive Officer and individuals acting in a similar capacity during fiscal year 2015, regardless of compensation level; (ii) the Company’s two most highly compensated executive officers other than the Principal Executive Officer who were serving as executive officers at the end of fiscal year 2015; and (iii) up to two additional individuals who would have been included under (ii) above but for the fact that the applicable individual was not serving as an executive officer of the Company at the end of fiscal year 2015.

The Officers receive an annual salary as described in the table below for the services rendered on behalf of the Company.

Name and Principal Position	Year	Salary		Bonus	Stock Awards		Option Awards	All Other Compensation		Total($)

Noreen Griffin	2015	$381,281	(1)	$—	$—		$—	$18,000	(2)	$399,281
Chief Executive Officer	2014	$364,583	(1)	$—	$—		$—	$18,000	(2)	$382,583

Christopher Pearce	2015	$285,961	(1)	$—	$—		$—	$18,000	(3)	$303,961
Chief Operating Officer, Director(*)	2014	$272,344	(1)	$—	$—		$—	$18,000	(3)	$290,344

Peter Aronstam(*)	2015	$90,000		$—	$—	(4)	$—	$—		$
Chief Financial Officer	2014	$60,000		$—	$—		$—	$32,007	(4)	$92,007

Dr. Fengping Shan	2015	$20,000		$—	$—		$—	$—		$20,000
Chief Science Officer	2014	$30,000		$—	$140,000	(5)	$—	$—		$170,000

(1) In 2014 and 2015, Ms. Griffin and Mr. Pearce agreed to defer a portion of their salaries until the Company had sufficient income to pay them in cash in full. In April 2015, Mr. Pearce agreed to waive payment of $282,252 of his deferred compensation in return for a royalty payable in perpetuity in an amount equal to (a) $0.01 per tablet or capsule of LDN sold by the Company outside of the United States, and (b) $0.005 per tablet or capsule of LDN sold by the Company in the United States. At December 31, 2015, the amounts of salaries deferred for Ms. Griffin and Mr. Pearce were $613,109 and $126,562 respectively ($407,593 and $256,343, respectively, at December 31, 2014).

(2) The Company pays Ms. Griffin $1,500 per month for unaccountable expenses during each month of the term of her employment agreement. Unaccountable expenses refer to costs incurred by Ms. Griffin in the course of business that are not required to be reported on a monthly expense report. These costs include expenses incurred related to international travel.

(3) The Company pays Mr. Pearce $1,500 per month for unaccountable expenses during each month of the term. Unaccountable expenses refer to costs incurred by Mr. Pearce in the course of business that are not required to be reported on a monthly expense report. These costs include expenses incurred related to international travel.

(4) In 2015, there were no awards to Mr. Aronstam of Company common stock. In 2015, Mr. Aronstam was awarded 50,000 shares of common stock of Cytocom Inc. In December 2014, Mr. Aronstam received warrants to purchase 250,000 shares of the Company’s common stock for $0.14 per share, together with warrants to purchase 250,000 shares of Cytocom Inc. for $0.14 per share. The warrants expire in December 2019. The warrants were recorded at $31,909 and $98 respectively, which was determined to be the fair value as of the date of the warrant grants.

(5) No shares were issued and no cash payments were made to Dr. Shan in 2015. In 2015, the Company recorded a liability of $20,000 owed to Dr. Shan for services provided. In 2014, Dr. Shan received 500,000 shares of the Company’s common stock. The stock was recorded at $140,000, which was determined to be the fair value as of the date of the stock award measured based on the closing fair market value of the Company’s common stock on the date of award. 250,000 of the shares were issued in lieu of payment of cash compensation to Dr. Shan.

(*) Mr. Pearce was the Chief Financial Officer of the Company during the 2012 term. He was appointed Chief Operating Officer on January 1, 2013 when Mr. Aronstam was appointed Chief Financial Officer. Mr. Pearce resigned his position as Chief Operating Officer on January 13, 2015, when he was replaced in that capacity by Mr. Seth Elliott. He was reappointed as Chief Operating Officer in xx, 2015, when Mr. Elliott left the Company.

Employment and Related Agreements

Noreen Griffin, the Company’s Chief Executive Officer, entered into an employment agreement with the Company in March 2012. The agreement has an initial two-year term and automatically renews for additional one-year periods at the election of our Board, unless sooner terminated in accordance with the agreement. The agreement provides for payment of an annual salary of $275,000, increasing by 5% per year during the term, payment of a monthly auto allowance of $1,500, payment for medical and insurance benefits, and payment of annual bonuses as determined by the Company. Ms. Griffin is also entitled to receive 2 million shares of the Company’s common stock when the Company commences shipments of its LDN product, in addition to the 3 million founder shares to which Ms. Griffin was already entitled. The agreement entitles Ms. Griffin to certain payments if more than 50.1% of the Company’s issued stock is acquired in a merger. The agreement was amended in March 2013, increasing Ms. Griffin’s annual salary to $350,000. The agreement was further amended as of March 14, 2016 extending the term to March 25, 2017. The amendment to the agreement also entitles Ms. Griffin warrants to purchase 1,000,000 shares of the Company’s common stock at $0.20 cents.

Christopher Pearce, previously the Company’s Chief Operating Officer, entered into an employment agreement with the Company in January 2012. The agreement has an initial two-year term and automatically renews for additional one-year periods at the election of our Board, unless sooner terminated in accordance with the agreement. The agreement provides for payment of an annual salary of $250,000, increasing by 5% per year during the term, payment of a monthly auto allowance of $1,500, payment for medical and insurance benefits, and payment of annual bonuses as determined by the Company. At signing, Mr. Pearce was also entitled to receive 2 million shares of the Company’s common stock, in addition to the 2 million founder shares to which Mr. Pearce was already entitled. The agreement entitles Mr. Pearce to certain payments if more than 50.1% of the Company’s issued stock is acquired in a merger. The agreement was further amended as of March 14, 2016 extending the term to March 25, 2017. The amendment to the agreement also entitles Mr. Pearce warrants to purchase 1,000,000 shares of the Company’s common stock at $0.20 cents.

Peter Aronstam, our Chief Financial Officer, entered into a services agreement with the Company on December 15, 2014. The agreement expires on December 14, 2015, unless sooner terminated in accordance with the agreement. Pursuant to the agreement, Mr. Aronstam is required to devote twenty-five hours per month to carry out the chief financial officer services identified in the agreement. The agreement provides for a monthly payment of $7,500 and requires the Company to issue Mr. Aronstam a warrant, which is exercisable for five years, to purchase 250,000 shares of our common stock at an exercise price of $0.14 per share.

Outstanding Equity Awards at Fiscal Year-End

Warrants were granted to Mr. Aronstam in December 2014 to acquire 250,000 shares of common stock of the Company and 250,000 shares of common stock of Cytocom Inc. at a price of $0.14 each. The warrants expire on December 14, 2019.

Summary Director Compensation Table

The following table shows information regarding the compensation earned or paid during 2015 to Non-Employee Directors who served on the Board during the year. The compensation paid to Ms. Griffin, Mr. Pearce, and Dr. Shan is shown under “Executive Compensation” and the related explanatory tables. Ms. Griffin, Mr. Pearce, and Dr. Shan did not receive any compensation for their service as members of the Board.

Name and Principal Position	Year	Fees Paid or Earned in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-equity incentive plan compensation	Non-qualified incentive plan compensation	All Other Compensation ($)	Total ($)

Dr. Nicholas Plotnikoff	2015	—		—		—	—	—	—	—
Non-Executive Chairman of the Board

Edward Teraskiewicz,	2015	50,000	(1)	53,990	(1)	—	—	—	—	103,990
Director*

(1) For services as a director in 2015, Mr. Teraskiewicz was entitled to receive payment of $50,000. Mr. Teraskiewicz agreed to defer payment until 2016. In 2015, Mr. Teraskiewic was awarded 350,000 shares of common stock the Company for services as director. The stock was recorded at $53,990.

For 2015, all members of the Board of Directors who are not our employees, or Non-Employee Directors, currently receive an annual retainer of $60,000 per year, payable monthly in arrears. In addition, Non-Employee Directors are eligible to receive stock upon their appointment to the Board. Certain members of the Board of Directors are also entitled to receive an annual payment of Company shares for their services. We do not currently have minimum stock ownership guidelines for Non-Employee Directors.

We reimburse Non-Employee Directors for actual out-of-pocket costs incurred to attend board meetings. No additional compensation is paid for attendance in person or by telephone at board meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of March 16, 2016 (the “Determination Date”) by: (i) each current director of our company; (ii) each of our named executive officers; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

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

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 200,449,342 shares of common stock outstanding as of the Determination Date. Unless otherwise indicated, the business address of each person in the table below is c/o Immune Therapeutics, Inc., 37 North Orange Avenue, Suite 607, Orlando, Florida 32801.

Name and Address	Amount of Beneficial Ownership		Percentage of Class %

Dr. Nicholas Plotnikoff, Non-Executive Chairman of the Board	6,650,000	(1)	3.3

Noreen Griffin, Chief Executive Officer and Director	4,317,710	(2)	2.2
Christopher Pearce, Chief Operating Officer and Director	3,776,125	(3)	1.9
Edward Teraskiewicz, Director	707,000	(4)	*
Paul Akin, Director (6)	4,836,449		2.4
Dr. Clifford Selsky, Director (6)	0		*
Dr. Fengping Shan, Chief Science Officer	2,264,999		1.1
Peter Aronstam, Chief Financial Officer	325,000	(5)	*
Dr. Joseph M. Fortunak, VP of Global R&D and Chemical Development	1,000,000		*
Robert J. Dailey (7)	9,320,895		4.7

All directors and officers as a group (11 persons)	33,198,178		16.6

(1)	These shares are held by the Plotnikoff Family Trust. An additional 700,000 shares are in the process of being transferred from the Plotnikoff Family Trust to a trustee in the TNI Pharma bankruptcy. The trust does not have any beneficial ownership of these shares, nor does it control or direct their voting interests in any manner or have dispositive control.

(2)	Represents 704,009 shares held in the name of Griffin Enterprises Group, Inc., which is 50% owned and managed by Robert Wilson, Ms. Griffin’s son; 2,685,000 shares held by the Griffin Family Trust, an irrevocable trust that is not managed by Ms. Griffin; and 928,701 shares held by Noreen Griffin, individually.

(3)	1,876,125 shares are held by Mr. Pearce individually; and 1,900,000 shares are held by the Pearce Family Trust over which Mr. Pearce has no voting or dispositive control.

(4)	These shares are held by the Raster Investments, Inc., an irrevocable trust that is not managed by Mr. Teraskiewicz.

(5)	Represents warrants to purchase 325,000 shares of common stock for prices of $1.00 (75,000 shares) and $0.14 (250,000 shares) per share until December 2018 (75,000 shares) and December 2019 (250,000 shares). In addition, Mr. Aronstam holds a warrant to purchase 250,000 shares of Cytocom Inc. at $0.14 per share until December 2019.

(6)	As compensation for their appointment as directors, the Company has agreed to issue Dr. Selsky and Mr. Akin each a total of 500,000 shares of restricted common as follows: 250,000 shares of stock will be issued and fully earned upon their agreement to serve as directors, and 250,000 shares will be issued and fully earned after each serves as director for 12 consecutive months. As of the date of the date of this Report, the initial award of 250,000 shares for Dr. Selsky had not been completed.

(7)	Mr. Dailey’s address is 401 First Street, Los Altos, California 94002.

(*) Beneficial ownership of less than 1.0 percent is omitted.

Item 13.	Certain Relationships and Related Party Transactions

In 2012, Webfoot, Inc. provided a loan to the Company in the amount of $121,128. Webfoot, Inc. is owned by the son of Noreen Griffin, the Company’s Chief Executive Officer. On February 21, 2013, the Company entered into a formal loan agreement to evidence the amount owed by the Company. In the nine months ended September 30, 2014, the Company repaid $40,000 of the loan. On September 30, 2014, the remaining balance of $71,128 owed under the agreement, together with accrued and unpaid interest totaling $10,212, was converted into 813,404 shares of the Company’s common stock in full and final settlement of the loan. The loss on conversion was $162,681.

In 2012, Noreen Griffin made payments totaling $30,000 on the Company’s behalf covering the costs of incorporation and merger-related expenses. On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012. On September 30, 2014, the full balance of the loan, together with accrued and unpaid interest totaling $2,870, was converted into 328,701 shares of the Company’s common stock in full and final settlement of the loan. The loss on conversion was $65,740.

In 2012, Griffin Enterprises, Inc. made payments totaling $46,000 on the Company’s behalf covering the cost of incorporation and merger-related expenses. Griffin Enterprises, Inc. is wholly owned by Noreen Griffin. On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012. On September 30, 2014, the full balance of the loan, together with accrued and unpaid interest totaling $4,401, was converted into 504,009 shares of the Company’s common stock in full and final settlement of the loan. The loss on conversion was $100,802.

On January 3, 2013, the Company formalized the terms under which Kelly O’Brien Wilson, the daughter-in-law of Noreen Griffin, the Company’s Chief Executive Officer, is employed. Ms. Wilson had been working with the Company since 2012 and her three-year employment agreement is effective as of December 1, 2012. The terms of the agreement define her base salary, a grant of a common stock, and health insurance coverage. Ms. Wilson was issued 500,000 shares of common stock of the Company in January 2014. In October 2015, the expiration date of the agreement was extended to October 1, 2018. In the year ended December 31, 2015, the Company paid compensation to Ms. Wilson totaling $163,954 ($157,582 in the year ended December 31, 2014).

In May 2013, the Company executed a Patent License Agreement with Professor Fengping Shan. The Company obtained exclusive rights to develop and commercialize the licensed technology. The licensed technology is the intellectual property developed and owned by Professor Shan (i) relating to the treatment of a variety of diseases and conditions with MENK including multiple forms of lymphoma and cancer and (ii) a treatment method for humans infected with the HLTV-III (AIDS) virus including AIDS and AIDS related complex (ARC). The licensed technology includes the methods and formulations for these treatments including but not limited to all INDs, communications with regulatory agencies, patient data, and letters relating to these treatments. The licensed technology also includes the following patents: 200710158742.7 MENK, its application is in treating leukemia and other blood cancers; No. 200710051586.4 MENK, its application is in preparation of human and animal vaccines; No. 200610046249.1, a nasal spray formulation containing MENK; No. 201210290150.1 LDN, combined with MENK, its application is in preparation of an anticancer drug (Pending); No. 201210302259.2 LDN, combined with MENK, its application is in preparation of leukophoresis for anticancer (Pending); No. 200810229085.5 Compound MENK as a drug for colon cancer and pancreatic cancer; No. 200910011030.1, Naltrexone as well as analogues being anticancer drug. In August 2014, Professor Shan executed an Assignment under which he transferred to the Company his entire right, title and interest in and to the licensed patents under the Patent License Agreement and to CN 201210302259 Application of combination of LDN and MENK to preparation of anti-cancer drug for the consideration of 500,000 shares of our common stock.

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

On April 23, 2012, the Company acquired TNI BioTech IP, Inc. (“TNI IP”), its wholly-owned subsidiary, in exchange for 20,250,000 shares of the Company’s common stock, of which 8,000,000 shares were issued to Dr. Plotnikoff for TNI IP’s acquisition of the patents and the remaining 12,250,000 shares were issued to the founders of TNI IP in exchange for all of their right, title and interest in their TNI IP shares.

In April 2015, the Company entered into an agreement with LDN Information Management, LLC, (“LDNIM”), a California limited liability company. Paul Akin, a member of the Company’s board of directors, is the managing member of LDNIM. Under the contract, LDNIM is required to provide outreach and educational services to physicians relating to the Company’s LDN formulation in Arizona, California, Hawaii, Nevada, Oregon and Washington (the Territory”). This includes attending seminars and conferences and otherwise providing educational information about the Company’s licensing of its LDN formulation to KRS Global Biotechnology, Inc. (“KRS”).

LDNIM has agreed that its outreach efforts should result in a threshold set of patients filling prescriptions at KRS, reaching 60,000 patients by December 31, 2017 (excluding patients who purchase from KRS via prescriptions from the specified physicians). As compensation, the Company has agreed to pay LDNIM monthly an amount equal to ten percent (10%) of the licensing revenue paid by KRS for revenues generated in the Territory. Revenues generated from patients that have placed an order with KRS via prescriptions written by specified physicians are not included. In a related agreement, in May 2015, Mr. Akin also received 190,000 shares of common stock of the Company, for which the Company recorded an expense of $12,350.

Item 14.	Principal Accounting Fees and Services

The following table sets forth fees billed to us by Turner, Stone & Company, L.L.P., our independent registered public accounting firm, during the fiscal years ended December 31, 2015 and December 31, 2014 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2015	December 31, 2014

Audit Fees	$66,167	$68,179
Audited Related Fees	$—	$—
Tax Fees	$4,000	$29,840
All Other Fees	$14,095	$4,786

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description

3.1	Restated Articles of Incorporation*
3.2	Bylaws*
10.1	Sale and Assignment of Patent and Transfer of Technology Agreement with Nicholas Plotnikoff †>
10.2	Agreement with Professor Shan †>
10.3	Patent License Agreement with Penn State Research Foundation r†
10.4	Patent License Agreement Between Immune Therapeutics, Inc. and Jacqueline Young for the intellectual property of Dr. Bernard Bihari#
10.5	Strategic Framework Agreement for Cooperation with Hubei Qianjiang Pharmaceutical Company, and Commissioned Processing Contract, and Addendum to Venture Cooperation †>
10.6	Malawi Memorandum of Agreement with GB Oncology & Imaging Group Ltd.#
10.7	Letter of Intent between GB Oncology & Imaging Group Ltd. and G-Ex Technologies St. Maris Pharma Limited #
10.8	Distribution Agreement in Nigeria with GB Pharma Holdings Inc. †>
10.9	ViPharma Agreement †>
10.10	Strategic Framework Agreement, Addendum to Venture Cooperation and Supplementary Agreement with Hubei Qianjiang Pharmaceutical Company (MENK) (filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.11	Manufacturing Agreement with Laboratorios Ramos (and English translation)>
10.12	Engagement Agreement for Corporate Advisory Services by the Brewer Group?
10.13	Employment Agreement with Noreen Griffin (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.14	Master Service Agreement with American Peptide Company (filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.15	Agreement with AHAR Pharma (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.16	Consulting agreement with Dr. Graham Burton (filed as Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.17	Promissory note to Robert J. Dailey, issued February 6, 2014, for $200,000 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).
10.18	Promissory note to Robert J. Dailey, issued March 7, 2014, for $200,000 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).
10.19	Promissory note to Robert J. Dailey, issued March 28, 2014, for $200,000 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).
10.20	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $399,000 µ
10.21	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $400,000 µ
10.22	Distribution Agreement, effective June 11, 2014, between Airmed Biopharma Limited and PanAm Global Logistics, Inc. (filed as Exhibit 1.1 to our Current Report on Form 8-K dated June 25, 2014, and incorporated herein by reference).
10.23	Immune Therapeutics, Inc. 2014 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on July 16, 2014, and incorporated herein by reference).
10.24	Supplementary Agreement on New Drug Methionine – Enkephalin Cooperation, dated August 6, 2014, between Immune Therapeutics, Inc. and Hubei Qianjiang Pharmaceutical Co., Ltd. (filed as Exhibit 1.1 to our Current Report on Form 8-K dated August 13, 2014, and incorporated herein by reference).

10.25	Assignment by Professor Fengping Shan Ph.D. to Immune Therapeutics, Inc., executed August 6, 2014 (filed as Exhibit 1.2 to our Current Report on Form 8-K dated August 13, 2014, and incorporated herein by reference).
10.26	Clinical Trial Agreement, dated October 20, 2014, between TNI BioTech International Ltd. and American Hospital and Resorts (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 30, 2014, and incorporated herein by reference).
10.27	Contract for the Compounding of Pharmaceutical Products, dated December 8, 2014, between Immune Therapeutics, Inc. and KRS Global Biotechnology, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 15, 2014, and incorporated herein by reference).
10.28	Services Agreement, dated December 15, 2014, between Immune Therapeutics, Inc. and Aronstam Management Services, Inc. µ
10.29	Royalty Agreement (Filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 21, 2015, and incorporated herein by reference.)
10.30	Change of Transfer Agent Agreement (Filed as Exhibit 99.1 to our Current Report on Form 8-K dated January 26, 2015, and incorporated herein by reference.)
21.1	List of Subsidiaries µ
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002 µ
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002 µ
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 µ

*	filed with the Form 10 Registration Statement filed with the SEC on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
#	filed with the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
+	filed with the Amendment No. 2 to the Form 10 Registration Statement filed with the SEC on July 18, 2013 and incorporated herein by reference.
^	filed with the Amendment No. 3 to the Form 10 Registration Statement filed with the SEC on August 23, 2013 and incorporated herein by reference.
?	filed with the Amendment No. 4 to the Form 10 Registration Statement filed with the SEC on September 25, 2013 and incorporated herein by reference.
Î	filed with the Amendment No. 5 to the Form 10 Registration Statement filed with the SEC on October 11, 2013 and incorporated herein by reference.
†	Portions of this exhibit have been redacted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.
>	Filed with the Amendment No. 6 to the Form 10 Registration Statement filed with the SEC on November 21, 2013 and incorporated hereby by reference.
R	Filed with the Amendment No. 7 to the Form 10 Registration Statement filed with the SEC on January 22, 2014 and incorporated hereby by reference.
µ	Filed herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Immune Therapeutics, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of Immune Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immune Therapeutics, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their consolidated operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
March 30, 2016

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	2015	2014

ASSETS

Current Assets:
Cash and cash equivalents	$23,149	$191,987
Accounts receivable	16,197	-
Prepaids and other current assets	-	30,000
Total current assets	39,346	221,987

Fixed Assets:
Computer equipment, net of accumulated depreciation of $6,331 and $3,778 respectively	1,682	4,235

Intangible Assets:
Patents and licenses, net of amortization of $1,793,911 and $1,201,678, respectively	-	5,818,585

Deposits	200	10,183

Total assets	$41,228	$6,054,990

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$1,924,672	$2,077,194
Accrued liabilities	1,281,039	1,111,839
Current portion of notes payable	2,793,701	186,067

Total current liabilities	5,999,412	3,375,100

Non-current liabilities:
Notes payable, less current portion	-	327,458
Total non-current liabilities	-	327,458
Total liabilities	5,999,412	3,702,558

Commitments and Contingencies (Note 10)

Stockholders’ Equity/(Deficit):
Common stock - par value $0.0001; 500,000,000 shares authorized; 174,850,047 and 134,417,210 shares issued and outstanding respectively	17,485	13,442
Additional paid in capital	343,434,786	337,985,787
Stock issuances due	1,140,303	847,279
Prepaid services	(660,417)	(3,553,186)
Accumulated deficit	(349,861,173)	(333,547,377)

Equity/(Deficit) attributable to common shareholders	(5,929,016)	1,745,945
Non-controlling interest	(29,168)	606,487
Total stockholders’ equity/ (deficit)	(5,958,184)	2,352,432
Total liabilities and stockholders’ equity/(deficit)	$41,228	$6,054,990

The accompanying footnotes are an integral part of these consolidated financial statements

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Revenues, net	$16,197	$-

Operating expenses:
Selling, general and administrative	2,734,414	4,072,277
Research and development expense	977,203	2,413,286
Stock issued for services general and administrative	6,240,143	19,116,075
Stock issued for services research and development	-	5,126,250
Warrant valuation	46,189	1,748,576
Depreciation and amortization expense	594,785	2,879,311
Impairment of intangible assets	5,226,352	9,908,477
Total operating expenses	15,819,086	45,264,252

Loss from operations	(15,802,889)	(45,264,252)

Other expense:
Interest expense	(270,989)	(388,221)
Impairment of investment	(32,000)	-
Foreign exchange loss	-	(783)
Loss on settlement of debt	(843,573)	(4,284,957)
Total other expense	(1,146,562)	(4,673,961)

Net loss	$(16,949,451)	$(49,938,213)
Net loss attributable to non-controlling interest	(635,655)	(1,684,996)
Net loss attributable to common shareholders	(16,313,796)	(48,253,217)

Basic and diluted loss per share attributed to common shareholders	$(0.11)	$(0.49)

Weighted average number of shares outstanding	153,247,023	98,508,458

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/ (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional Paid-in	Stock to	Prepaid	Accumulated	Non-Controlling
	Shares	Amount	Capital	Be Issued	Services	Deficit	Interest	Total

Balance December 31, 2013	74,161,639	$7,416	$308,180,119	$4,893,499	$(13,447,109)	$(283,002,678)	$-	$16,631,247

Issuance of common stock for prepaid services	17,178,294	1,718	11,275,282	787,501	(12,962,001)	-	-	(897,500)

Return of common stock for charitable donation	(100,000)	(10)	(749,990)	-	-	-	-	(750,000)

Amortization of prepaid services	-	-	-	-	22,855,925	-	-	22,855,925

Issuance of common stock for patents and license fees	1,600,000	160	467,840	-	-	-	-	468,000

Issuance of common stock for legal settlement	650,000	65	448,435	-	-	-	-	448,500

Issuance of common stock to employees and consultants	6,329,000	633	3,176,424	(1,028,157)	-	-	-	2,148,900

Issuance of common stock in exchange for debt	24,037,450	2,404	8,250,396	(1,150,000)	-	-	-	7,102,800

Issuance of common stock for loan expenses and interest	670,000	67	527,183	(224,800)	-	-	-	302,450

Issuance of common stock for cash and exercise of warrants	9,890,827	989	4,661,522	(2,430,764)	-	-	-	2,231,747

Issuance and modification of common stock warrants	-	-	1,748,576		-	-	-	1,748,576

Net loss	-	-	-		-	(48,253,217)	(1,684,996)	(49,938,213)

Non-controlling interest in Cytocom, Inc. (Note 2)	-	-	-		-	(2,291,483)	2,291,483	-

Balance December 31, 2014	134,417,210	$13,442	$337,985,787	$847,279	$(3,553,185)	$(333,547,378)	$606,487	$2,352,432

Issuance of common stock for prepaid services	16,672,504	1,667	2,730,708	535,000	(1,436,000)	-	-	1,831,376

Amortization of prepaid services	-	-	-	-	4,328,768	-	-	4,328,768

Issuance of common stock for investment	400,000	40	31,960	-	-	-	-	32,000

Issuance of common stock for legal settlement	1,000,000	100	79,900	-	-	-	-	80,000

Issuance of common stock for interest expense	62,500	6	15,619	-	-	-	-	15,625

Issuance of common stock in exchange for debt	14,058,833	1,406	1,954,971	(257,000)	-	-		1,699,377

Issuance of common stock for cash and exercise of warrants	8,239,000	824	589,651	15,025	-		-	605,500

Issuance and modification of common stock warrants	-		46,189	-	-			46,189

Net loss	-	-	-	-	-	(16,313,796)	(635,655)	(16,949,451)

Balance December 31, 2015	174,850,047	$17,485	$343,434,786	$1,140,303	$(660,417)	$(349,861,173)	$(29,168)	$(5,958,184)

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss including non-controlling interest	$(16,949,451)	$(49,938,213)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	2,552	2,485
Amortization	592,233	2,876,826
Stock issued for services	1,911,375	1,251,401
Stock issued for legal settlement		448,500
Stock issued for patents and license fees	-	468,000
Amortization of stock issued for prepaid services	4,328,768	22,891,924
Impairment of intangible assets	5,226,352	9,908,477
Impairment of investment	32,000	0
Debt discount		25,000
Loss on settlement of debt and accounts payable	843,573	4,248,957
Stock warrant expense	46,189	1,748,576
Stock issued for donation	-	(750,000)
Stock issued for loan expenses and interest	15,625	302,450
Changes in operating assets and liabilities:
Accounts receivable	(16,197)	-
Prepaid expenses and other current assets	39,983	246,342
Accrued liabilities	194,201	630,662
Accounts payable	900,484	1,795,518

Net cash used in operating activities	(2,832,313)	(3,843,095)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of licenses	-	(57,340)
Purchase of computer equipment	-	(1,113)
	-	-

Net cash provided by/ (used in) investing activities	-	(58,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of warrants	605,500	2,231,747
Proceeds from notes payable	2,057,975	1,623,525
Payments made on patent liability	-	(118,333)
Repayment of notes payable	-	(50,000)
Net cash provided by financing activities	2,663,475	3,686,939

Decrease in cash	(168,838)	(214,609)
Cash and cash equivalents, beginning of year	191,987	406,596
Cash and cash equivalents, end of year	$23,149	$191,987

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$20,500	$4,538

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of debt and accrued interest to common stock	$0	$2,159,248
Shares issued for accounts payable and accrued liabilities	$855,804	$580,404
Non-controlling interest	$635,655	$2,105,062
Settlement of note payable by issuance of new note payable	$50,000	$0

Notes payable for expenses paid by lender	$46,933	$0

The accompanying footnotes are an integral part of these consolidated financial statements.

1. Organization and Description of Business

Immune Therapeutics, Inc. (the “Company,” “we,” or “our”) was initially incorporated in Florida on December 2, 1993 as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs. Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”).

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

The Company currently has an office in Orlando, Florida. In July 2012, the Company’s focus turned to acquiring patents that would protect and advance the development of new uses of opioid-related immune- therapies, such as low dose naltrexone (“LDN”) and Methionine [Met5]-enkephalin (“MENK”).

In October 2012, the Company formed TNI BioTech International, Ltd., a BVI company in Tortola, British Virgin Islands, which was set up to allow the Company to market and sell LDN in those countries outside the U.S. in which we have been able to obtain approval to sell the Company’s products.

In August 2013, the Company formed its United Kingdom subsidiary, TNI BioTech, LTD (the “UK Subsidiary”). The UK Subsidiary received approval to be considered a micro, small or medium-sized enterprise (“SME”) with the European Medicines Agency (“EMA”) on August 21, 2013. The designation provides the UK Subsidiary with significant discounts when holding meetings or submitting filings to the EMA. On September 19, 2013, the UK Subsidiary submitted a pre-submission package to the EMA regarding Crohn’s Disease. The EMA granted the UK Subsidiary a meeting that took place on September 27, 2013. The UK Subsidiary is eligible to benefit from the provisions for administrative and financial assistance for SMEs set out in Regulation (EC) No 2049/2005. The Company will apply to obtain EMA benefits once funding becomes available.

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company completed the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development. On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. on that date. The stake has since been reduced to 50.2% at December 31, 2015, by subsequent issuances of Cytocom common stock to shareholders.

In March 2014, the Company incorporated Airmed Biopharma Limited, an Irish corporation with an address in Dublin, Ireland, and Airmed Holdings Limited, an Irish company domiciled in Bermuda. The Irish companies were set up to benefit from incentives granted by the Irish government for the establishment of pharmaceutical companies (many of the world’s leading pharmaceutical companies have located in Ireland), and so that the Company could take advantage of Ireland’s status as a member of the European Union and the European Economic Area. An Irish limited liability company enjoys a low corporate income tax rate of 12.5%, one of the lowest in the world. The Irish-domiciled company hopes to qualify for tax incentives for Irish holding/headquartered companies and to benefit from the network of double tax treaties that reduce withholding taxes. TNI BioTech International, Ltd. will manage our international distribution, using product that is manufactured in Ireland and elsewhere.

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

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at December 31, 2015 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2016 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced a net loss from operations of $16,949,451 and has used cash and cash equivalents for operations in the amount of $2,832,213 during the year ended December 31, 2015, resulting in a stockholder’s deficit of $5,958,184.

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

Revenue Recognition

Revenue from product sales is recognized upon passage of title and risk of loss to customers. Provisions for discounts, rebates and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Historical data are not yet readily available and reliable for use in estimating the amount of the reduction in gross sales. Revenue from the launch of a new product, from an improved version of an existing product, or for shipments in excess of a customer’s normal requirements will be recorded when the conditions noted above are met. In those situations, management will record a returns reserve for such revenue, if necessary. If in future the Company participates in selling arrangements that include multiple deliverables (e.g., instruments, reagents, procedures, and service agreements), under these arrangements, the Company will recognize revenue upon delivery of the product or performance of the service and will allocate the revenue based on the relative selling price of each deliverable, which will be based primarily on vendor specific objective evidence. Revenue from license of product rights is recorded over the periods earned.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2015, the Company has no cash balances in excess of insured limits.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, “Financial Instruments”, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. Cash and accounts payable are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of notes payable also approximate fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

Fair Value Measurements

The ASC Topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense from continuing operations for the years ended December 31, 2015 and December 31, 2014 was $2,552 and $2,485, respectively.

Intangible Assets

Costs incurred to acquire and/or develop the Company’s product licenses and patents are capitalized and amortized by straight-line methods over estimated useful lives of ten to sixteen years. Intangible assets are stated at the lower of cost or estimated fair value. During the years ended December 31, 2015 and December 31, 2014, the Company capitalized $nil and $57,340 respectively, of such costs incurred for the Company’s acquisition of licenses for the patents. (See Note 10). Amortization expense for the years ended December 31, 2015 and December 31, 2014 was $592,233 and $2,876,826, respectively.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360-10-05, “Property, Plant and Equipment.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. In 2015, the Company determined that the carrying amount recorded for the acquisition of licenses and patents related to LDN were impaired, and recorded an impairment loss of $5,226,352. In 2014, the Company determined that the carrying amount recorded for the acquisition of licenses and patents related to MENK were impaired, and recorded an impairment loss of $9,908,477.

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

Income Taxes

The Company follows ASC Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2015, and 2014, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2015, and 2014, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

Non-controlling Interest

In accordance with ASC Topic 810, Consolidation, the Company consolidates Cytocom, Inc. The non-controlling interests in Cytocom represent the interests of outside shareholders in the equity and results of operations of Cytocom.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. Dilutive common stock equivalents are comprised of common stock purchase warrants outstanding. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

A calculation of basic and diluted net loss per share follows:

	For the year ended December 31,
	2015	2014
Historical net loss per share:
Numerator
Net loss	$(16,949,451)	$(49,938,213)
Non-controlling interest	(635,655)	(1,684,996)
Net loss attributed to Common stockholders	$(16,313,796)	$(48,253,217)

Denominator
Weighted-average common shares outstanding—
Denominator for basic and diluted net loss per share	153,247,023	98,508,458

Basic and diluted net loss per share attributed to common stockholders	$(0.11)	$(0.49)

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	Year Ended December 31,
	2015	2014
Common Stock Purchase Warrants	9,131,500	9,296,750

Recent Accounting Standards

During the year ended December 31, 2015 and through March 30, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2015, our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

3. Property and Equipment

	December 31,
	2015	2014
Property and equipment:
Computer equipment	$8,013	$8,013

Less accumulated depreciation	(6,331)	(3,778)

Property and equipment, net	$1,682	$4,235

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2015	2014
Retainer for legal services	$-	$60,000
Accrued payroll to officers and others	758,342	762,633
Accrued interest - notes payable	236,671	1,808
Estimated legal settlement	282,136	278,681
Other accrued liabilities	323	6,933
State payroll taxes	3,567	1,784

Total accrued expenses and other liabilities	$1,281,039	$1,111,839

5. Notes Payable

Notes payable consist of the following:

	December 31, 2015	December 31, 2014
Promissory note issued July 29, 2014 to Ira Gaines. The note matures on January 27, 2015 and earns interest at a rate of 18% per annum. The Company was unable to repay the note at maturity and the note is in default, although no demand for repayment has been made by the lender.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and September 30, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Notes aggregating $711,500 were in default at December 31, 2015, as the Company was unable to pay installments on those notes on their due dates. No demands for repayment have been made by the lenders. Subsequent to December 31, 2015, $380,500 of these notes and their accompanying interest were converted into 5,389,409 shares of Immune Therapeutics common stock.	711,500	406,525

Promissory note issued October 17, 2014 to Roger Bozarth. The note matures on October 17, 2015 and earns interest at a rate of 2% per annum. The Company was unable to repay the note at maturity and the note is in default, although no demand for repayment has been made by the lender. Subsequent to December 31, 2015, this note and the accompanying interest was converted into 89,639 shares of Immune Therapeutics common stock.	7,000	7,000

Promissory notes issued between May 1, 2015 and September 30, 2015, and maturing between June 14, 2015 and December 31, 2015. Lenders on loans aggregating $506,433 earn interest at rates between 10% and 18% per annum. On loans aggregating $98,500, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $669,933 were in default at December 31, 2015, as the Company was unable to repay those notes on their due dates. No demands for repayment have been made by the lenders. Subsequent to December 31, 2015, $135,000 of these notes and their accompanying interest were converted into 2,870,377 shares of Immune Therapeutics common stock.	669,933	-

Promissory note issued January 26, 2015 to Robert J. Dailey. The note is senior to, and has priority in right of payment over, all indebtedness of the Company. The note earns interest at a rate of 2% per annum and was due on July 30, 2015. The Company was unable to repay the note at maturity and the note is in default, although no demand for repayment has been made by the lender.	200,000	-

Promissory notes issued by Cytocom Inc. between April 29, 2015 and December 31, 2015. Lenders earn interest at rates between 5% and 10% per annum. These notes mature on September 30, 2016.	800,000	-

Promissory notes issued in December 2015. Lenders earn interest at a rate of 10% per month. Notes are repayable on March 9, 2016. The Company was unable to repay the note at maturity and the note is in default. The Company is obligated to pay late-payment penalties totaling $6,667 per day.	130,000	-

Promissory note issued November 24, 2015 as settlement of amounts owing to a law firm. The Lender earns interest at the rate of 10% per annum. The note is repayable in full on December 1, 2016.	175,268	-

Total	2,793,701	513,525

Less: Current Portion	(2,793,701)	(186,067)

Long-Term debt, less current portion	$-	$327,458

As of December 31, 2015, the Company had accrued $236,671 in unpaid interest, compared to $1,808 as of December 31, 2014. During the year ended December 31, 2015, 62,500 shares with a fair value of $15,625 were issued by the Company for interest expense under promissory notes (compared to 670,000 shares issued for interest and loan expenses with a fair value $302,450 in the year ended December 31, 2014).

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

As of December 31, 2015 and 2014, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of December 31, 2015, the Company had 174,850,047 shares of common stock outstanding and 134,417,210 outstanding as of December 31, 2014.

Stock Warrants

In 2015, the Company issued 435,000 warrants, exercisable into one share of common stock of the Company for each warrant at prices between $0.07 and $0.50 per share. The warrants expire between Jan 2016 and Dec 2021.

When the Company sells its stock to stockholders for cash, it periodically issues warrants to those stockholders to acquire additional stock at prices agreed at the date of the original sale. The Company incurs a cost for the rights attached to the warrants, which is calculated using the Black-Scholes Model. This expense is reported in the Condensed Consolidated Statements of Operations above as the Warrant valuation expense.

During 2015, there were no modifications of the terms of any warrants issued by the Company.

Following is a summary of outstanding stock warrants at December 31, 2015 and 2014 and activity during the years then ended:

	Number of Shares	Exercise Price	Weighted Average Price

Warrants as of December 31, 2014	9,396,750	$ 0.14-15	$1.72

Issued	435,000	$ 0.07-0.50	$0.40

Expired	(676,250)	$1.50	$1.50

Exercised	(24,000)	$0.50	$0.50

Warrants as of December 31, 2015	9,131,500	$ 0.07-15.00	$1.47

Summary of outstanding warrants as of December 31, 2015:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Second Quarter 2016	37,500	$5.00	.50
Third Quarter 2016	525,000	$ 1.00-5.00	.75
Third Quarter 2017	1,500,000	$1.00	1.75
Fourth Quarter 2017	2,941,666	$ 1.00-9.00	2.00
First Quarter 2018	127,500	$15.00	2.25
Second Quarter 2018	33,334	$15.00	2.50
Third Quarter 2018	650,000	$ 1.00-1.50	2.75
Fourth Quarter 2018	1,197,500	$ 1.00-1.50	3.00
First Quarter 2019	1,024,000	$1.50	3.25
Second Quarter 2019	135,000	$ 0.07–0.23	3.50
Third Quarter 2019	260,000	$0.50	3.75
Fourth Quarter 2019	400,000	$0.14	4.00
Second Quarter 2020	300,000	$0.50	4.50

7. Stock Compensation

Shares Issued for Services

During the years ended December 31, 2015 and 2014, the Company issued 16,672,504 and 17,178,294 shares of common stock respectively for consulting fees. The Company valued these shares based upon the fair value of the common stock at the dates of the agreements. The consulting fees are amortized over the contract periods which are typically between 12 and 24 months. The amortization of prepaid services totaled $4,328,768 and $22,855,925 for the years ended December 31, 2015 and 2014.

8. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the years ended December 31, 2015 and 2014 because the Company incurred a net loss in both years.

Deferred tax assets:

	2015	2014

Net operating losses	$22,611,000	$20,710,000
Stock based compensation	60,914,000	59,032,000
Amortization, depreciation, and impairment	6,765,000	4,786,000
Capitalization of start-up costs for tax purposes	1,854,000	1,854,000
Loss on debt conversion of debt	502,000	502,000
Total deferred tax assets	92,646,000	86,884,000

Valuation allowance	(92,646,000)	(86,884,000)

Total deferred tax assets, net	$-	$-

The Company has recognized no tax benefit for the losses generated for the periods through December 31, 2015. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

Our effective tax rate for fiscal years 2015 and 2014 was 0%. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year, but are not consistent from year to year.

As of December 31, 2015, we have estimated federal and state income tax net operating loss (“NOL”) carry-forwards of approximately $66,500,000, which will expire in 2032-2035.

	2015		2014
	Amount	Percent	Amount	Percent
Benefits for income tax at federal statutory rate	$5,763,000	34%	$16,978,000	34%
Change in valuation allowance	(5,762,000)	(34)%	$(16,973,000)	(34)
Permanent differences	(1,000)	-	(5,000)	-
Non-deductible impairment of goodwill	-	-	-	-
	$-	-	$-	-%

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

The Company is required to pay an annual license fee, an annual running royalty on net sales of each licensed product or a minimum royalty, whichever is greater, and a sublicense fee on payments received by the Company from sublicensees. The Company has an exclusive, worldwide license to make, have made, use, lease, import, offer for sale and sell licensed products and to use the method under the patent rights. The Smith Agreement will terminate on the expiration or abandonment of the last patent to expire or ten years after the sale of the first licensed product. The Company may terminate the Smith Agreement upon 90 days’ written notice, provided all sublicenses are terminated and all amounts due and owing are paid to the Licensor Parties. The Licensor Parties may terminate the agreement ten days’ after notice to the Company if the Company is ten days late in payment or there is a breach that remains uncured for ten days after written notice of such breach.

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

In May of 2013, the Company executed a Patent License Agreement with Professor Fengping Shan (the “Shan Agreement”) pursuant to which it obtained exclusive rights to develop and commercialize the licensed technology. The licensed technology is the intellectual property developed and owned by Professor Shan (i) relating to the treatment of a variety of diseases and conditions with MENK including multiple forms of lymphoma and cancer and (ii) a treatment method for humans infected with the HLTV-III (AIDS) virus including AIDS and AIDS related complex (ARC). The licensed technology includes the methods and formulations for these treatments including all INDs, communications with regulatory agencies, patient data, and letters relating to these treatments. The licensed technology also includes certain patents developed by Professor Shan. Under the Shan Agreement, the Company must issue 500,000 shares to Professor Shan upon final transfer of the licenses, and reimburse Professor Shan for all out of pocket expenses in connection with the patents. The Company will pay Professor Shan a running royalty on gross sales subject to decreases if third party intellectual property is needed to complete such sale or product. The Shan Agreement lasts for the duration of each of the licensed patents however the Company may terminate the Shan Agreement on 120 days’ written notice to Professor Shan.

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

10. Commitments and Contingencies

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

In December of 2014, the Government of Malawi completed an oncology clinic at the Queen Elizabeth Central Hospital in Blantyre, Malawi for the treatment of cancer and infectious diseases. In 2015, the Company submitted protocols seeking permission from the Pharmacy, Medicines and Poisons Board of Malawi (“PMPB”) to conduct two trials involving Lodonal™ in Malawi:

a.	The first protocol, submitted jointly with The Jack Brewer Foundation (“JBF Worldwide”), received PMPB approval on November 11, 2015. The protocol covers a 12-month trial for a “Single Visit Approach to Cervical Cancer Prevention.” The approach is designed to deliver a preventive and simple procedure that can be performed in a clinical setting without the use of a laboratory and to allow for immediate treatment of any precancerous lesions utilizing Wallach LL100 Cryosurgical systems. The protocol provides for 50% of the patient group to be put on Lodonal™ to determine if the drug lowers the number of opportunistic infections during the year, and if it can be shown that LDN increases CD4, CE8, NK and T cell count, which would show that the incidence rates of opportunistic infection could decrease with Lodonal™ and that Lodonal™ could be used as a prophylaxis to prevent substantial HIV-related morbidity in Malawi. The Company expects the final trial agreement with PMPB to be signed by the end of 2015. Lodonal™ pills have been produced in Nicaragua in anticipation of the trial. Shipments will commence once the trial is approved.

b.	The second protocol, which has not yet been approved, covers a trial using Lodonal™ for the treatment of cancer. The protocol is still under discussion with the PMPB, and the Company expects a final protocol to be submitted for approval by year end.

The Company and GB will work with the government of Malawi to open and operate other clinics that provide treatments for HIV/AIDS, cancer and other infectious diseases. Under the letter of intent, the Company and GBOIG intend to provide HIV/AIDS treatment to 25,000 patients and hopefully expanding to 500,000 within 24 months. The Company shall contribute $1,000 in initial capital to the venture. The Company shall be allocated 50% of the net income from the venture. Either party may terminate the venture with 180 days’ notice to the other party prior to the one-year anniversary of the Agreement. After the one-year anniversary, the agreement may only be terminated with 180 days’ notice to the other party if the other party has breached the Agreement.

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

In October 2013, the Company announced the signing of a Distribution Agreement with AHAR Pharma, a Nigerian company, to market Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer. AHAR intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The Company expects to implement the agreement in 2016. Under the agreement, the Company is obligated to provide delivery of an initial supply of between 1 million and 1.5 million doses of Lodonal™ product to cover AHAR Pharma’s first-year purchase commitment.

In August 2015, the Company announced the signing of a letter of intent with GB Pharma/AHAR and Fidson Healthcare Plc., in terms of which Fidson will promote LodonalTM upon execution of a definitive agreement between the companies and receipt of NAFDAC and other approvals to distribute LodonalTM in Nigeria.

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

Exploratory Toxicology (nGLP)

● Dose range finding studies

● Different species and methods of administration

● Multiple dosing regimens

● Estimate the response vs. dose given

Definitive Toxicology (GLP)

● Performed in collaboration with Calvert Laboratories (USA) and MPI/Medicillon (China)

● General toxicology studies

● Different species and methods of administration

● Immunogenicity study with NHPs

Special Toxicology Studies (planned)

Pursuant to the Amendment, Qianjiang Pharmaceutical has made certain funds available from the co-administrative account opened by Qianjiang Pharmaceutical under the Venture Agreement, in accordance with an approved budget and timeline set forth in the Amendment. A portion of these funds are expected to be used by Cytocom to run PK and Dosing trials for MENK in the United States in 2016. The Amendment requires Cytocom and Qianjiang Pharmaceutical to meet with the China State Food and Drug Administration to determine that PK and Dosing Trials completed in the United States will be acceptable. All developments and trials run by Cytocom in the U.S. or the European Union will be used for requesting registration approval in China.

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

Operating Leases

At December 31, 2015, the Company was a party to an agreement to lease office space in Orlando, Florida. Cash rental expense for the years ended December 31, 2015 and 2014 was $53,205 and $147,236 respectively.

Legal Proceedings

In February 2014, a claim was filed for breach of contract and unjust enrichment in the Circuit Court for Montgomery County, Maryland, E.J. Krause & Associates, Inc. v. TNI BioTech, Inc., in which the named plaintiff claims that we breached a sub-sublease. The plaintiff is seeking damages in excess of $75,000, along with costs, attorneys’ fees, pre-judgment interest and post-judgment interest. On April 2, 2015 a default judgment was entered in favor of Plaintiff EK Krause & Associates in the amount of $259,894.16 plus post judgment interest. The Company has accrued $279,000 for this claim. No payments were made in 2015 in response to the claim.

In October 2014, a claim was filed for breach of contract and unjust enrichment in the United States District Court, Middle District of Florida, Orlando Division, QS Pharma, LLC v. TNI BioTech, Inc. n/k/a Immune Therapeutics, Inc., in which the named plaintiff claims that we breached various proposals between the parties. The plaintiff was seeking an amount of damages to be proven at trial and pre-judgment interest. The plaintiff filed a Motion for Order of Default, which the court entered against the Company in favor of the plaintiff on December 15, 2014. The Company has accrued $210,452 for this claim. In May and October 2015, under a garnishment order the plaintiff withdrew $92,590 from the Company’s bank accounts towards settlement of the claim. The Company has agreed upon a full settlement for $80,000, which it expects to pay by the end of the second quarter of 2016.

In September 2015, a claim was filed for breach of contract, account stated, quantum meruit, and unjust enrichment in District Court for the Middle District of Florida, Epstein Becker & Green PC v. TNI Biotech, Immune Therapeutics, Inc. and Cytocom, Inc., in which the named plaintiff (“Epstein”) claims that it is owed outstanding attorney fees. The plaintiff claimed damages in excess of $194,000. On November 24, 2015, the parties agreed to settle this claim. In accordance with the settlement agreement, the Company paid $19,474 to Epstein by check, and presented Epstein with a promissory note executed in the amount $175,267, bearing an interest rate of ten percent (10%) per annum, and requiring one balloon payment in the amount of $192,794 on or before December 1, 2016.

11. Related Party Transactions

In 2012, Webfoot, Inc. provided a loan to the Company in the amount of $121,128. Webfoot, Inc. is owned by the son of Noreen Griffin, the Company’s Chief Executive Officer. On February 21, 2013, the Company entered into a formal loan agreement to evidence the amount owed by the Company. In the nine months ended September 30, 2014, the Company repaid $40,000 of the loan. On September 30, 2014, the remaining balance of $71,128 owed under the agreement, together with accrued and unpaid interest totaling $10,212, was converted into 813,404 shares of the Company’s common stock in full and final settlement of the loan. The loss on conversion was $162,681.

In 2012, Noreen Griffin made payments totaling $30,000 on the Company’s behalf covering the costs of incorporation and merger-related expenses. On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012. On September 30, 2014, the full balance of the loan, together with accrued and unpaid interest totaling $2,870, was converted into 328,701 shares of the Company’s common stock in full and final settlement of the loan. The loss on conversion was $65,740.

In 2012, Griffin Enterprises, Inc. made payments totaling $46,000 on the Company’s behalf covering the cost of incorporation and merger-related expenses. Griffin Enterprises, Inc. is wholly owned by Noreen Griffin. On February 13, 2013, the Company entered into a formal loan agreement to evidence repayment of the amount owed on December 31, 2012. On September 30, 2014, the full balance of the loan, together with accrued and unpaid interest totaling $4,401, was converted into 504,009 shares of the Company’s common stock in full and final settlement of the loan. The loss on conversion was $100,802.

On January 3, 2013, the Company formalized the terms under which Kelly O’Brien Wilson, the daughter-in-law of the Company’s Chief Executive Officer is employed. Ms. Wilson had been working with the Company in 2012 and her three-year employment agreement is effective as of December 1, 2012. The terms of the agreement define her base salary, a grant of a common stock, and health insurance coverage. Ms. Wilson was issued 500,000 shares of common stock of the Company in January 2014. In 2014, the Company paid compensation to Ms. Wilson totaling $157,582.

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

In April 2014, the Company entered into an agreement with Pixelheads, Inc. for the provision of public-company web services, maintenance and updates of its server infrastructure and technology, and website content management systems. Pixelheads, Inc. is owned by the son of Noreen Griffin, the Company’s Chief Executive Officer. The Company currently pays a monthly fee of $7,500 under the agreement.

12. Subsequent Events

Between January 1, 2016 and March 30, 2016, the Company issued shares as follows:

Number of Shares
Issuance of common stock to employees and consultants, including employee settlement	16,493,000
Issuance of common stock for cash	312,500
Issuance of common stock in exchange for debt	8,349,425

As of March 21, 2016, the Company had outstanding 200,449,342 shares of common stock.

Between January 1, 2016 and March 21, 2016, the Company issued 13,050,000 warrants for services and employment, exercisable into one share of common stock of the Company for each warrant at a price of $0.20 per share. The warrants expire between January 2021 and March 2021. The Company also issued 3,000,000 warrants to a contractor, exercisable into one share of common stock of the Company for each warrant, at prices between $0.50 and $2.00 per share. These warrants fully vest between October 1, 2016 and October 1, 2017, and expire between October 2019 and October 2020.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: March 30, 2016	By:	/s/ Noreen Griffin
	Name:	Noreen Griffin
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Aronstam
	Name:	Peter Aronstam
	Title:	Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Nicholas Plotnikoff	Chairman of the Board	March 30, 2016
Nicholas Plotnikoff

/s/ Noreen Griffin	Director	March 30, 2016
Noreen Griffin

/s/ Christopher Pearce	Director	March 30, 2016
Christopher Pearce

/s/ Paul Akin	Director	March 30, 2016
Paul Akin

/s/ Clifford Selsky	Director	March 30, 2016
Clifford Selsky

/s/ Edward Teraskiewicz	Director	March 30, 2016
Edward Teraskiewicz

85