Form 10-K/A
period 2015-12-31
Immune Therapeutics, Inc.
filed 2016-05-16
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the Transition Period From ____________ to ____________

Commission File Number: 001-34918

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

Documents Incorporated By Reference:

None.

Explanatory Note

Immune Therapeutics, Inc (the “Immune Therapeutics”, “The Company”, “we”, “us”, “our”) is filing this Amendment No. 1 (Amendment) to its Annual Report on Form 10-K for the year ended December 31, 2015 (Original Form 10-K) filed with the Securities and Exchange Commission (SEC) on March 30, 2016 (“Original Filing Date”) to correct a clerical error. The Company had determined that certain of the impairment charges related to its patents should be allocated to the non-controlling interest. However the Company did not incorporate such changes into the final draft of the financial statements prior to filing. Accordingly, the Company is filing the Amendment, which includes the final draft of the financial statements, to correctly present the amounts attributable to the non-controlling interest holders as well as the correct ending balance of the non-controlling interest in its financial statements.

Except as described in this Explanatory Note, the consolidated financial statements and financial statement footnote disclosures in the Original Form 10-K are unchanged. In particular, except for the events described above, this Amendment has not been updated to reflect any events that have occurred after the Original Form 10-K was filed or to modify or update disclosures affected by other subsequent events, except where required by GAAP. Accordingly, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Company’s other filings with the SEC, together with any amendments to those filings.

IMMUNE THERAPEUTICS, INC.

2015 FORM 10-K/A ANNUAL REPORT

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
March 30, 2016

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	2015	2014

ASSETS

Current Assets:
Cash and cash equivalents	$23,149	$191,987
Accounts receivable	16,197	-
Prepaids and other current assets	-	30,000
Total current assets	39,346	221,987

Fixed Assets:
Computer equipment, net of accumulated depreciation of $6,331 and $3,778 respectively	1,682	4,235

Intangible Assets:
Patents and licenses, net of amortization of $1,793,911 and $1,201,678, respectively	-	5,818,585

Deposits	200	10,183

Total assets	$41,228	$6,054,990

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities:
Accounts payable	$1,924,672	$2,077,194
Accrued liabilities	1,281,039	1,111,839
Current portion of notes payable	2,793,701	186,067

Total current liabilities	5,999,412	3,375,100

Non-current liabilities:
Notes payable, less current portion	-	327,458
Total non-current liabilities	-	327,458
Total liabilities	5,999,412	3,702,558

Commitments and Contingencies (Note 10)

Stockholders’ Equity/(Deficit):
Common stock - par value $0.0001; 500,000,000 shares authorized; 174,850,047 and 134,417,210 shares issued and outstanding respectively	17,485	13,442
Additional paid in capital	343,434,786	337,985,787
Stock issuances due	1,140,303	847,279
Prepaid services	(660,417)	(3,553,186)
Accumulated deficit	(349,861,173)	(333,547,377)

Equity/(Deficit) attributable to common shareholders	(3,857,732)	1,745,945
Non-controlling interest	(2,100,452)	606,487
Total stockholders’ equity/ (deficit)	(5,958,184)	2,352,432
Total liabilities and stockholders’ equity/(deficit)	$41,228	$6,054,990

The accompanying footnotes are an integral part of these consolidated financial statements

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Revenues, net	$16,197	$-

Operating expenses:
Selling, general and administrative	2,734,414	4,072,277
Research and development expense	977,203	2,413,286
Stock issued for services general and administrative	6,240,143	19,116,075
Stock issued for services research and development	-	5,126,250
Warrant valuation	46,189	1,748,576
Depreciation and amortization expense	594,785	2,879,311
Impairment of intangible assets	5,226,352	9,908,477
Total operating expenses	15,819,086	45,264,252

Loss from operations	(15,802,889)	(45,264,252)

Other expense:
Interest expense	(270,989)	(388,221)
Impairment of investment	(32,000)	-
Foreign exchange loss	-	(783)
Loss on settlement of debt	(843,573)	(4,284,957)
Total other expense	(1,146,562)	(4,673,961)

Net loss	$(16,949,451)	$(49,938,213)
Net loss attributable to non-controlling interest	(2,706,939)	(1,684,996)
Net loss attributable to common shareholders	(14,242,512)	(48,253,217)

Basic and diluted loss per share attributed to common shareholders	$(0.09)	$(0.49)

Weighted average number of shares outstanding	153,247,023	98,508,458

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/ (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional Paid-in	Stock to	Prepaid	Accumulated	Non-Controlling
	Shares	Amount	Capital	Be Issued	Services	Deficit	Interest	Total

Balance December 31, 2013	74,161,639	$7,416	$308,180,119	$4,893,499	$(13,447,109)	$(283,002,678)	$-	$16,631,247

Issuance of common stock for prepaid services	17,178,294	1,718	11,275,282	787,501	(12,962,001)	-	-	(897,500)

Return of common stock for charitable donation	(100,000)	(10)	(749,990)	-	-	-	-	(750,000)

Amortization of prepaid services	-	-	-	-	22,855,925	-	-	22,855,925

Issuance of common stock for patents and license fees	1,600,000	160	467,840	-	-	-	-	468,000

Issuance of common stock for legal settlement	650,000	65	448,435	-	-	-	-	448,500

Issuance of common stock to employees and consultants	6,329,000	633	3,176,424	(1,028,157)	-	-	-	2,148,900

Issuance of common stock in exchange for debt	24,037,450	2,404	8,250,396	(1,150,000)	-	-	-	7,102,800

Issuance of common stock for loan expenses and interest	670,000	67	527,183	(224,800)	-	-	-	302,450

Issuance of common stock for cash and exercise of warrants	9,890,827	989	4,661,522	(2,430,764)	-	-	-	2,231,747

Issuance and modification of common stock warrants	-	-	1,748,576		-	-	-	1,748,576

Net loss	-	-	-		-	(48,253,217)	(1,684,996)	(49,938,213)

Non-controlling interest in Cytocom, Inc. (Note 2)	-	-	-		-	(2,291,483)	2,291,483	-

Balance December 31, 2014	134,417,210	$13,442	$337,985,787	$847,279	$(3,553,185)	$(333,547,378)	$606,487	$2,352,432

Issuance of common stock for prepaid services	16,672,504	1,667	2,730,708	535,000	(1,436,000)	-	-	1,831,376

Amortization of prepaid services	-	-	-	-	4,328,768	-	-	4,328,768

Issuance of common stock for investment	400,000	40	31,960	-	-	-	-	32,000

Issuance of common stock for legal settlement	1,000,000	100	79,900	-	-	-	-	80,000

Issuance of common stock for interest expense	62,500	6	15,619	-	-	-	-	15,625

Issuance of common stock in exchange for debt	14,058,833	1,406	1,954,971	(257,000)	-	-		1,699,377

Issuance of common stock for cash and exercise of warrants	8,239,000	824	589,651	15,025	-		-	605,500

Issuance and modification of common stock warrants	-		46,189	-	-			46,189

Net loss	-	-	-	-	-	(14,242,512)	(2,706,939)	(16,949,451)

Balance December 31, 2015	174,850,047	$17,485	$343,434,786	$1,140,303	$(660,417)	$(347,789,890)	$(2,100,452)	$(5,958,184)

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

A calculation of basic and diluted net loss per share follows:

	For the year ended December 31,
	2015	2014
Historical net loss per share:
Numerator
Net loss	$(16,949,451)	$(49,938,213)
Non-controlling interest	(2,706,939)	(1,684,996)
Net loss attributed to Common stockholders	$(14,242,512)	$(48,253,217)

Denominator
Weighted-average common shares outstanding—
Denominator for basic and diluted net loss per share	153,247,023	98,508,458

Basic and diluted net loss per share attributed to common stockholders	$(0.09)	$(0.49)

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

Immune Therapeutics, Inc.

Date: May 16, 2016	By:	/s/ Noreen Griffin
	Name:	Noreen Griffin
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Aronstam
	Name:	Peter Aronstam
	Title:	Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Nicholas Plotnikoff	Chairman of the Board	May 16, 2016
Nicholas Plotnikoff

/s/ Noreen Griffin	Director	May 16, 2016
Noreen Griffin

/s/ Christopher Pearce	Director	May 16, 2016
Christopher Pearce

/s/ Paul Akin	Director	May 16, 2016
Paul Akin

/s/ Clifford Selsky	Director	May 16, 2016
Clifford Selsky

/s/ Edward Teraskiewicz	Director	May 16, 2016
Edward Teraskiewicz

85