Form 10-Q
period 2016-03-31
Immune Therapeutics, Inc.
filed 2016-05-16
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [  ] No [X]

As of May 12, 2016 there were 206,913,301 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$132,187	$23,149
Accounts receivable	19,660	16,197
Prepaids and other current assets	1,594	-
Total current assets	153,441	39,346

Fixed Assets:
Computer equipment, net of accumulated depreciation of $6,878 and $6,331 respectively	1,135	1,682
Deposits	200	200
Total assets	$154,776	$41,228

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,860,361	$1,924,672
Accrued liabilities	1,641,351	1,281,039
Current portion of notes payable	2,838,200	2,793,701
Total current liabilities	6,339,912	5,999,412

Total Liabilities	6,339,912	5,999,412
Commitments and contingencies (Note 11)
Stockholders’ Deficit:
Common stock - par value $0.0001; 500,000,000 shares authorized; 205,127,530 and 174,850,047 shares issued and outstanding respectively	20,513	17,485
Additional paid in capital	351,290,136	343,434,786
Stock issuances due	1,173,244	1,140,303
Prepaid services	(2,133,286)	(660,417)
Accumulated deficit	(354,391,171)	(347,789,889)
Equity attributable to common stockholders	(4,040,564)	(3,857,732)
Non-controlling interest	(2,144,572)	(2,100,452)
Total stockholders’ deficit	(6,185,136)	(5,958,184)
Total liabilities and stockholders’ deficit	$154,776	$41,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended
	March 31, 2016	March 31, 2015

Revenues, net	$3,463	$2,070

Operating expenses:
Selling, general and administrative	939,341	401,988
Research and development expense	(18,842)	177,157
Stock issued for services G&A	1,983,837	2,161,559
Stock issued for services R&D	-	-
Warrant valuation expense	2,078,199	-
Depreciation and amortization expense	547	148,727
Total operating expenses	4,983,082	2,889,431

Loss from operations	(4,979,619)	(2,887,361)

Other income (expense):
Interest expense	(301,444)	(18,045)
Loss on settlement of debt	(1,364,339)	-
Total other income (expense)	(1,665,783)	(18,045)
Net loss	$(6,645,402)	$(2,905,406)
Net loss attributable to non-controlling interest	(44,120)	(124,065)
Net loss attributable to common shareholders	(6,601,282)	(2,781,341)
Basic and diluted loss per share to common shareholders	$(0.03)	$(0.02)
Weighted average number of shares outstanding	190,923,381	138,795,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED MARCH 31, 2016

(Unaudited)

	Common Stock		Additional Paid-in	Stock to	Prepaid	Accumulated	Non-Controlling
	Shares	Amount	Capital	Be Issued	Services	Deficit	Interest	Total

Balance December 31, 2015	174,850,047	$17,485	$343,434,786	$1,140,303	$(660,417)	$(347,789,889)	$(2,100,452)	$(5,958,184)

Issuance of common stock for prepaid services	19,043,000	1,904	3,724,266	(269,466)	(2,142,535)	-	-	1,314,169

Amortization of prepaid services	-	-	-	-	669,667	-	-	669,667

Issuance of common stock in exchange for debt	10,921,983	1,093	2,027,915	277,407	-	-	-	2,306,415

Issuance of common stock for cash and exercise of warrants	312,500	31	24,969	25,000	-	-	-	50,000

Issuance of common stock warrants	-	-	2,078,199	-	-	-	-	2,078,199

Net loss	-	-	-	-	-	(6,601,282)	(44,120)	(6,645,402)

Balance as of March 31, 2016	205,127,530	20,513	351,290,136	1,173,244	(2,133,286)	(354,391,171)	(2,144,572)	(6,185,136)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,645,402)	$(2,905,406)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	547	668
Amortization	-	148,060
Amortization of stock issued for prepaid services	669,667	2,161,559
Stock issued for services	1,314,169	-
Stock warrant expense	2,078,199	-
Loss on settlement of debt	1,364,339	-
Changes in operating assets and liabilities:
Accounts receivable	(3,463)	(2,070)
Accounts payable	139,203	(192,521)
Accrued liabilities	486,373	32,600
Prepaid expenses and other current assets	(1,594)	-
Net cash used in operating activities	(597,962)	(757,110)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of warrants	50,000	95,000
Proceeds from issuance of notes payable	657,000	500,975

Net cash provided by financing activities	707,000	595,975

Net decrease in cash and cash equivalents	109,038	(161,135)
Cash and cash equivalents at beginning of period	23,149	191,987
Cash and cash equivalents at end of period	$132,817	$30,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$7,050	$4,500

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for debt and accrued interest	$2,306,415	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development. On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% equity interest in Cytocom Inc. on that date. The Company’s equity interest has since been reduced to 50.2% at March 31, 2016, by subsequent issuances of Cytocom common stock to shareholders.

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

The Company experienced a net loss from operations of $6,645,402, and used cash and cash equivalents for operations in the amount of $497,962 during the quarter ended March 31, 2016, resulting in stockholder’s deficit of $6,185,136 at that date.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (U.S. GAAP) and include all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated) necessary for the fair presentation of the Company’s financial position for the periods presented.

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue for the year ended December 31, 2015. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2016, the Company has no uninsured cash balances.

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

Fair Value Measurements

The ASC Topic 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the quarters ended March 31, 2016 and March 31, 2015 was $547 and $668, respectively.

Intangible Assets

Costs incurred to acquire and/or develop the Company’s product licenses and patents are capitalized and amortized by straight-line methods over estimated useful lives of seven to sixteen years. Intangible assets are stated at the lower of cost or estimated fair market value. During the quarters ended March 31, 2016 and March 31, 2015, the Company did not capitalize any such costs. (See Note 10). Amortization expense for the quarters ended March 31, 2016 and March 31, 2015 was $0 and $148,059, respectively.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360-10-05, “Property, Plant and Equipment.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. No impairment losses were recognized for the quarters ended March 31, 2016 and March 31, 2015.

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

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. At the end of the quarters ended March 31, 2016 and March 31, 2015, the Company had not accrued any interest or penalties related to uncertain tax positions.

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

A calculation of basic and diluted net loss per share follows:

	For the three months ended March 31,
	2016	2015
Historical net loss per share:
Numerator
Net loss	$(6,645,402)	$(2,905,406)
Non-controlling interest	(44,120)	(124,065)
Net loss attributed to Common stockholders	$(6,601,282)	$(2,781,341)

Denominator
Weighted-average common shares outstanding—Denominator for basic and diluted net loss per share	190,923,381	138,795,044
Basic and diluted net loss per share attributed to common stockholders	$(0.03)	$(0.02)

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	For the three months ended March 31,
	2016	2015
Warrants to purchase Common stock	24,731,500	9,372,750

Recent Accounting Standards

During the quarter ended March 31, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Property and Equipment

	March 31, 2016	December 31, 2015
Property and equipment:
Computer equipment	$8,013	$8,013

Less accumulated depreciation	(6,878)	(6,331)
Property and equipment, net	$1,135	$1,682

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Accrued payroll to officers and others	$1,077,640	$758,342
Accrued interest - notes payable	365,006	236,671
Estimated legal settlement	198,312	282,136
Other accrued liabilities	393	323
State payroll taxes	-	3,567
Total accrued expenses and other liabilities	$1,641,351	$1,281,039

5. Notes Payable

Notes payable consist of the following:

	March 31, 2016	December 31, 2015
Promissory note issued July 29, 2014 to Ira Gaines. The note matures on January 27, 2015 and earns interest at a rate of 18% per annum. The Company was unable to repay the note at maturity and the note is in default, although no demand for repayment has been made by the lender.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and September 30, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Notes aggregating $346,000 were in default at March 31, 2016, as the Company was unable to pay installments on those notes on their due dates. No demands for repayment have been made by the lenders. In the quarter ended March 31, 2016, $365,500 of these notes and their accompanying interest were converted into 5,191,909 shares of Immune Therapeutics common stock.	346,000	711,500

Promissory note issued October 17, 2014 to Roger Bozarth. The note matures on October 17, 2015 and earns interest at a rate of 2% per annum. The Company was unable to repay the note at maturity and the note is in default, although no demand for repayment has been made by the lender. In the quarter ended March 31, 2016, this note and the accompanying interest was converted into 89,639 shares of Immune Therapeutics common stock.	-	7,000

Promissory notes issued between May 1, 2015 and September 30, 2015, and maturing between June 14, 2015 and December 31, 2015. Lenders on loans aggregating $356,432 earn interest at rates between 10% and 18% per annum. On loans aggregating $223,500, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $223,500 were in default at March 31, 2016, as the Company was unable to repay those notes on their due dates. No demands for repayment have been made by the lenders. In the quarter ended March 31, 2016, $140,001 of these notes and their accompanying interest were converted into 2,420,377 shares of Immune Therapeutics common stock.	579,932	669,933

Promissory note issued January 26, 2015 to Robert J. Dailey. The note is senior to, and has priority in right of payment over, all indebtedness of the Company. The note earns interest at a rate of 2% per annum and was due on July 30, 2015. The Company was unable to repay the note at maturity and the note is in default, although no demand for repayment has been made by the lender.	200,000	200,000

Promissory notes issued by Cytocom Inc. between April 29, 2015 and December 31, 2015. Lenders earn interest at rates between 5% and 10% per annum. These notes mature on September 30, 2016.	750,000	800,000

Promissory notes issued in December 2015. Lenders earn interest at a rate of 10% per month. Notes are repayable on March 9, 2016. The Company was unable to repay the note at maturity and the note is in default. The Company is obligated to pay late-payment penalties totaling $6,667 per day.	130,000	130,000

Promissory note issued November 24, 2015 as settlement of amounts owing to a law firm. The Lender earns interest at the rate of 10% per annum. The note is repayable in full on December 1, 2016.	175,268	175,268

Promissory notes issued between January 1, 2016 and March 31, 2016. Lenders earn interest at a rate of 10% per month. Notes are repayable in one year.	312,000

Promissory note issued February 3, 2016, payable in 90 days which includes an original issue discount of $40,000 and expenses of $5,000, resulting in net proceeds of $200,000.	245,000

Total	2,838,200	2,793,701

Less: Current Portion	(2,838,200)	(2,793,701)

Long-Term debt, less current portion	$-	$-

As of March 31, 2016, the Company had accrued $365,006 in unpaid interest, compared to $236,671 as of December 31, 2015

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

As of March 31, 2016 and 2015, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of March 31, 2016, the Company had 205,127,530 shares of common stock outstanding and 178,850,047 outstanding as of December 31, 2015.

Stock Warrants

In the quarter ended March 31, 2016, the Company issued 15,600,000 warrants.

There were no modifications of the terms of any warrants issued by the Company in the quarters ended March 31, 2016 and 2015.

Following is a summary of outstanding stock warrants at March 31, 2016 and activity during the three months then ended:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2015	9,131,500	$0.07-15.00	$1.47

Issued in 2016	15,600,000	$.020-2.00	$0.39

Expired	-	$-	$-

Exercised	-	$-	$-

Warrants as of March 31, 2016	24,731,500	$0.07-15.00	$0.79

Summary of outstanding warrants as of March 31, 2016:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)
Second Quarter 2016	37,500	$5.00	.25
Third Quarter 2016	525,000	$1.00-5.00	.50
Third Quarter 2017	1,500,000	$1.00	1.50
Fourth Quarter 2017	2,941,666	$1.00-9.00	1.75
First Quarter 2018	127,500	$15.00	2.00
Second Quarter 2018	33,334	$15.00	2.25
Third Quarter 2018	650,000	$1.00-1.50	2.50
Fourth Quarter 2018	1,197,500	$1.00-1.50	2.75
First Quarter 2019	4,024,000	$0.50-2.00	3.00
Second Quarter 2019	135,000	$0.07–0.23	3.25
Third Quarter 2019	260,000	$0.50	3.50
Fourth Quarter 2019	400,000	$0.14	3.75
Second Quarter 2020	300,000	$0.50	4.25
First Quarter 2021	12,600,000	$0.20	5.00

7. Stock Compensation

Shares Issued for Services

During the quarters ended March 31, 2016 and 2015, the Company issued 19,043,000 and 9,272,502 shares of common stock respectively for consulting fees. The Company valued these shares at $1,314,169 and $1,712,876 respectively, based upon the fair market value of the common stock at the dates of the agreements. The consulting fees are amortized over the contract periods which are typically between 12 and 24 months. The amortization of prepaid services totaled $669,667 and $2,161,559 for the quarters ended March 31, 2016 and 2015.

8. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the quarters ended March 31, 2016 and 2015 because the Company incurred a net loss in both quarters.

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

In December of 2014, the Government of Malawi completed an oncology clinic at the Queen Elizabeth Central Hospital in Blantyre, Malawi for the treatment of cancer and infectious diseases. In 2015, the Company submitted protocols seeking permission from the Pharmacy, Medicines and Poisons Board of Malawi (“PMPB”) to conduct two trials involving Lodonal™ in Malawi:

a.	The first protocol, submitted jointly with The Jack Brewer Foundation (“JBF Worldwide”), received PMPB approval on November 11, 2015. The protocol covers a 12-month trial for a “Single Visit Approach to Cervical Cancer Prevention.” The approach is designed to deliver a preventive and simple procedure that can be performed in a clinical setting without the use of a laboratory and to allow for immediate treatment of any precancerous lesions utilizing Wallach LL100 Cryosurgical systems. The protocol provides for 50% of the patient group to be put on Lodonal™ to determine if the drug lowers the number of opportunistic infections during the year, and if it can be shown that LDN increases CD4, CE8, NK and T cell count, which would show that the incidence rates of opportunistic infection could decrease with Lodonal™ and that Lodonal™ could be used as a prophylaxis to prevent substantial HIV-related morbidity in Malawi. The final trial agreement with PMPB was signed in February 2016. Lodonal™ pills have been produced in Nicaragua in anticipation of the trial. Shipments will commence once the trial is approved.

b.	The second protocol, which has not yet been approved, covers a trial using Lodonal™ for the treatment of cancer.

The Company and GBOIG will work with the government of Malawi to open and operate other clinics that provide treatments for HIV/AIDS, cancer and other infectious diseases. Under the letter of intent, the Company and GBOIG intend to provide HIV/AIDS treatment to 25,000 patients and hopefully expanding to 500,000 within 24 months. The Company shall contribute $1,000 in initial capital to the venture. The Company shall be allocated 50% of the net income from the venture. Either party may terminate the venture with 180 days’ notice to the other party prior to the one-year anniversary of the Agreement. After the one-year anniversary, the agreement may only be terminated with 180 days’ notice to the other party if the other party has breached the Agreement.

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

Distribution Agreements in Nigeria

In October 2013, the Company announced the signing of a Distribution Agreement with AHAR Pharma, a Nigerian company, to market Lodonal™ in Nigeria for the treatment of autoimmune diseases and cancer. AHAR intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. Under the agreement, the Company is obligated to provide delivery of an initial supply of between 1 million and 1.5 million doses of Lodonal™ product to cover AHAR Pharma’s first-year purchase commitment.

In August 2015, the Company announced the signing of a letter of intent with GB Pharma/AHAR and Fidson Healthcare Plc., in terms of which Fidson will promote LodonalTM upon execution of a definitive agreement between the companies.

In April 2016, the Company announced that Nigeria’s National Agency for Food and Drug Administration and Control (“NAFDAC”) had approved its LodonalTM as an over the counter, non-toxic adjunct therapy in the treatment of HIV/AIDS and immune system regulator. NAFDAC is the Nigerian agency under the Federal Ministry of Health that is responsible for regulating and controlling the manufacture, import/export, distribution, sale and use of food and drugs. Its approval clears the way for the Company and its distribution partners to complete the registration of LodonalTM for sale in Nigeria.

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

-Dose range finding studies

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

Operating Leases

At March 31, 2016, the Company was a party to an agreement to lease office space in Orlando, Florida. Rent expense for the quarters ended March 31, 2016 and 2015 was $(114,794) and $18,319, respectively. The 2016 expense reflects the reversal of accruals for rent expense in prior years, including the settlement with E.J. Krause & Associates, Inc. referred to in “Legal Proceedings” below.

Legal Proceedings

In October 2014, a claim was filed for breach of contract and unjust enrichment in the United States District Court, Middle District of Florida, Orlando Division, QS Pharma, LLC v. TNI BioTech, Inc. n/k/a Immune Therapeutics, Inc., in which the named plaintiff claims that we breached various proposals between the parties. The plaintiff was seeking an amount of damages to be proven at trial and pre-judgment interest. The plaintiff filed a Motion for Order of Default, which the court entered against the Company in favor of the plaintiff on December 15, 2014. In May and October 2015, under a garnishment order the plaintiff withdrew $92,590 from the Company’s bank accounts towards settlement of the claim. In 2016, the Company agreed upon a full settlement of the balance owed for $80,000, which it paid in April 2016.

In February 2015, a claim was filed for breach of contract and unjust enrichment in the Circuit Court for Montgomery County, Maryland, E.J. Krause & Associates, Inc. v. TNI BioTech, Inc., in which the named plaintiff claims that the Company breached a sub-sublease. In April 2016 the parties settled the claim, agreeing that the Company would pay a total of $198,312 in 12 monthly installments commencing May 15, 2016.

11. Subsequent Events

On May 1, 2016, the Company entered into a one-year employment agreement with Robert Wilson, the son of the Company’s Chief Executive Officer, as the Company’s Senior Content and Web Developer. The terms of the agreement provide for payment to Mr. Wilson of an annual base salary of $120,000, and health insurance coverage.

On May 9, 2016, the Company and KRS Global Bio Technology, Inc. mutually agreed to terminate their Contract for the Compounding of Pharmaceutical Products dated December 8, 2014.

Between March 31, 2016 and May 16, 2016 the Company issued promissory notes aggregating $961,250 and paid off notes totaling $245,000.

The Company issued 1,786,285 shares of common stock between March 31, 2016 and May 16, 2016, of which, 450,000 shares are for consulting fees, 836,285 shares are for debt conversions and 500,000 shares are for loan origination fees.

As of May 16, 2016, the Company had outstanding 206,913,301 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements and Associated Risks

This section and other parts of this Form 10-Q contain forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the Securities and Exchange Commission on May 16, 2016 (the “2015 Form 10-K/A”) under the heading “Risk Factors”.

The following discussion should be read in conjunction with the 2015 Form 10-K/A and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months, or periods of those fiscal years. Each of the terms the “Company”, “we”, “us” or “our” as used herein refers collectively to Immune Therapeutics, Inc. and its subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all of the outstanding shares of TNI BioTech IP, Inc. On September 4, 2015, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc. We filed our name change amendment with the Secretary of State of Florida on October 27, 2015 changing our name to Immune Therapeutics, Inc.

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2015, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development. On December 8, 2015, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which has allowed the Company to retain a 55.3% stake in Cytocom Inc. until such time as funding for Cytocom Inc. closes. The Company’s equity interest has since been reduced to 50.2% at March 31, 2016, by subsequent issuances of Cytocom common stock to shareholders.

In March 2015, the Company incorporated Airmed Biopharma Limited, an Irish corporation with an address in Dublin, Ireland, and Airmed Holdings Limited, an Irish company domiciled in Bermuda. The Irish companies were set up to benefit from incentives granted by the Irish government for the establishment of pharmaceutical companies (many of the world’s leading pharmaceutical companies have located in Ireland), and so that the Company could take advantage of Ireland’s status as a member of the European Union and the European Economic Area. An Irish limited liability company enjoys a low corporate income tax rate of 12.5%, one of the lowest in the world. The Irish-domiciled company hopes to qualify for tax incentives for Irish holding/headquartered companies and to benefit from the network of double tax treaties that reduce withholding taxes. TNI BioTech International, Ltd. will manage our international distribution, using product that is manufactured in Ireland and elsewhere.

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

Research and Development

The Company’s research and development (“R&D”) activities commenced in the third quarter of 2012, the Company having only completed the initial acquisition of MENK-related patents required for research in the second quarter of that year. Through 2013 and the first nine months of 2015, we continued to build R&D organization and capabilities focusing primarily on new uses for opioid-related immuno-therapies, such as LDN and MENK. Those activities were suspended at the end of September 2015, due to lack of funding. We expect to be able to resume activities in the second half of 2016.

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

We had revenues from operations of $3,463 for the three months ended March 31, 2016, compared to $2,070 for the three months ended March 31, 2015.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended March 31, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2016	2015
Selling, general and administrative	$939	$402
Increase/(decrease) from prior year	$537	$(325)
Percent decrease from prior year	134%	(45)%

For the three months ended March 31, 2016 and 2015, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2016	2015
Stock listing and investor relations expenses	$49	$25
Consulting and contractors	324	22
Payroll	396	223
Professional fees	85	73
Travel	19	104
Insurance	-	(126)
Other expenses	66	81

In the three months ended March 31, 2016, total cash and cash accruals for selling, general and administrative expense was $939 compared to $402 for the corresponding period in 2015, an increase of $537 or 134%. Significant cash items included:

●	consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $324 in 2016, an increase of $302 or 1373% over the $22 spent in 2015. The increase was the result primarily of the conversion in 2015 of $150 owed from prior periods to equity, which resulted in a large credit to this expense category in 2015. There was also an increase in 2016 in fees paid to contractors to support marketing activities in Africa and the USA;

●	professional fees for legal, tax and accounting services in the amount of $85 in 2016, an increase of $12 or 16% over the $73 spent in 2015. The increase was primarily due to the cost of settling lawsuits in the first quarter of 2016;

●	payroll in the amount of $396 in 2016, an increase of $173 or 78% over the $223 spent in 2015. The increase reflects the costs of stock awards to executives and employees in the first quarter of 2016; and

●	travel in the amount of $19 in 2016, a decrease of $85 or 82% over the $104 spent in 2015.

Research and development

R&D expenses and related percentages for the three months ended March 31, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2016	2015
Research and development	$(19)	$177
Decrease from prior year	$(196)	$(334)
Percent decrease from prior year	(111)%	(65)%

Expenses for research and development in the three months ended March 31, 2016 decreased by 111% compared to expenses in the same period in 2015. The decrease occurred mainly as a result a reduction in the settlement of amounts owed for R&D expenses accrued in prior periods, cost of stock payments for licenses, and purchases of materials for R&D, offset by higher travel expenses and legal fees paid to maintain patents and licenses.

In the three months ended March 31, 2016, total cash spent on R&D was $65, a decrease of $112 or 63% over the $177 spent in the same period in 2015. Significant cash items included:

●	payments for contracted technical services, $(19) in 2016, a decrease of $(104) or 100% over the $85 spent in 2015, reflecting the settlement of amounts owed for R&D expenses accrued in prior periods and the decreased use of contractors to perform some of our research activities;

●	payments for professional fees $22 in 2016, an increase of $16 or 267% over the $6 spent in 2015, reflecting the increased cost in maintaining patents and licenses worldwide;

●	payroll of $(5) in 2016, a decrease of $7 or 350% over the $2 spent in 2015, reflecting the reversal of amounts accrued in prior periods for payroll tax liabilities.

Most of the R&D spending in the first quarter of 2016 was for LDN. In the same period in 2015 75% of the spending was for the development of LDN; the balance was spent on MENK.

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

Amortization of accrued liabilities for stock issued for services G&A and related percentages for the three months ended March 31, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2016	2015
Amortization of prepaid consulting expense G&A	$670	$2,162
Percentage decrease from prior year	(69)%	(78)%

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services had been fully amortized prior to the third quarter of 2014.

The number of shares issued for prepaid consulting services G&A in the three months ending March 31, 2016 was 19,043,000 (9,272,502 in the corresponding period in 2015).

Prepaid consulting services G&A in the three months ended March 31, 2016 consisted of the following:

Amortization of cost of stock issued prior to 2015	$90
Amortization of cost of stock issued in 2015	294
Amortization of cost incurred for new stock issued in the three months ended March 31, 2016 under consulting contracts entered into in 2016	286

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

In the three months ended March 31, 2016, the Company issued 15,600,000 warrants to stockholders at an exercise price range of $0.20 to $ 2.00, for which it recorded an expense of $2,078. In the three months ended March 31, 2015, the Company issued 0 warrants to stockholders.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. The decrease year over year in depreciation and amortization expense reflects the fact that all of the Company’s patents and licenses had been fully amortized by December 31, 2015.

Depreciation and amortization expenses for the three months ended March 31, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2016	2015
Depreciation expense	$1	$1
Amortization expense	$-	$148
Decrease from prior year	$(148)	$(571)
Percentage increase/(decrease) from prior year	(100)	(79)%

Interest Expense

Interest expense for the three months ended March 31, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2016	2015
Interest expense	$301	$18
Increase/(decrease) from prior year	$283	$(143)
Percentage decrease from prior year	1,571%	(89)%

The increase in interest expense reflects the higher level of notes payable outstanding at March 31, 2016 ($2,838) than compared to March 31, 2015 ($1,015).

Loss on settlement of debt

In three months ended March 31, 2016, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded an expense of $1,364, reflecting the fair value of the shares of common stock issued in exchange for the debt. In three months ended March 31, 2015, there was no expense to settle all or a portion of notes or accounts payable.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $132,187 at March 31, 2016, compared to $30,852 at March 31, 2015.

We do not expect that our cash reserves will be sufficient to meet our operational needs and we will need to raise additional capital to pay for our operational expenses and provide for capital expenditures. In addition to the Company’s operational expenses, which are estimated at $450,000 per month, we estimate that we need approximately $7-15 million in the next twelve months to fully develop our products and for Phase III clinical trials for Crohn’s disease. If we are not able to raise additional working capital, we may have to cease operations altogether.

For the three months ended March 31, 2016 and 2015, net cash used in operating activities from operations was $497,962 and $757,110, respectively.

No cash was used in investing activities for the three months ended March 31, 2016 and 2015.

During the three months ended March 31, 2016 proceeds from the sale of stock and exercise of stock warrants totaled $50,000 compared to $95,000 for the corresponding period in 2015. We also received $657,000 from the issuance of notes payable in three months ended March 31, 2016, compared to $500,975 in 2015. There were no loan repayments in the three months ended March 31, 2016 ($0 in 2015). No payments were made for patent liabilities in the three months ended March 31, 2016 ($0 in 2015).

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2016 and 2015, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Management assessed the effectiveness of the internal controls over financial reporting as of March 31, 2016, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of March 31, 2016, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The legal proceedings described in Note 11 of the “Notes to the Condensed Consolidated Financial Statements” are incorporated in this “Item 1: Legal Proceedings” by reference.

ITEM 1A. RISK FACTORS

The following constitutes a material addition to the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the Securities and Exchange Commission on May 16, 2016:

Because our some of our manufacturing activities occur in Nicaragua, which is subject to political, economic and other uncertainties, situations may arise that could have a material adverse effect on our business.

The status of Nicaragua as a developing country may make it difficult for us to obtain additional financing for our projects. Notwithstanding the progress achieved in recent years in political institutions and revitalizing the Nicaraguan economy, the present administration, or any successor government, may not be able to sustain the progress achieved. While the Nicaraguan economy has experienced growth in recent years, such growth may not continue in the future at similar rates or at all. If the economy of Nicaragua fails to continue its growth or suffers a recession, our manufacturing efforts may be affected.

Further, Nicaragua has in the past experienced a difficult security environment as well as political instability. In particular, various illegal groups that may be active in and around regions in which we are present may pose a credible threat of terrorism, extortion and kidnapping, which could have an adverse effect on our operations in such regions. In the event that continued operations in these regions compromise our security or business principles, we may withdraw from these regions on a temporary or permanent basis, which in turn, could have an adverse impact on our results of operations and financial condition. Any changes in regulations or shifts in political attitudes are beyond our control and may adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended March 31, 2016, the Company issued a total of 30,277,483 shares of common stock (net of stock cancellations). 8,503,041 of those shares were issued to settle amounts owed under notes payable, including accrued and unpaid interest as applicable, to common stock as repayment of the notes (0 in 2015). 2,418,942 of the shares were issued to settle amounts owed to certain of the Company’s vendors and employees (0 in 2015). Between January 1, 2016 and March 31, 2016, warrant holders exercised no warrants to purchase shares. The Company sold an aggregate 312,500 shares of its common stock at $0.08 per share. In total, the Company received $0 as consideration for the exercise of the previously-issued warrants and $25,000 for the purchase of common stock, for an aggregate sum of $25,000.

The following table lists all securities issued during in the three months ended March 31, 2016 without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number	Purchaser	Proceeds		Consideration	Exemption
1/8/2016	Common Stock Purchase	5,000,000	Ex-officer	$	Nil	Debt Settlement	Sec. 4(a)(2)
1/11/2016	Common Stock Purchase	967,900	Consultant	$	Nil	Settlement of Accounts Payable	Sec. 4(a)(2)
1/21/2016	Common Stock Purchase	1,453,313	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)
1/26/2016	Common Stock Purchase	172,656	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)
1/26/2016	Common Stock Purchase	999,392	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)
1/26/2016	Common Stock Purchase	208,114	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)
1/26/2016	Common Stock Purchase	269,097	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)
1/26/2016	Common Stock Purchase	160,829	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)
1/26/2016	Common Stock Purchase	160,829	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)
1/28/2016	Common Stock Purchase	312,500	Shareholder		$25,000	Purchase	Sec. 4(a)(2)
1/29/2016	Common Stock Purchase	497,387	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)
1/29/2016	Common Stock Purchase	706,250	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)
2/11/2016	Common Stock Purchase	7,000,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
2/23/2016	Common Stock Purchase	300,000	Consultant	$	Nil	Settlement of Accounts Payable	Sec. 4(a)(2)
2/23/2016	Common Stock Purchase	1,000,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
2/23/2016	Common Stock Purchase	1,000,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
2/23/2016	Common Stock Purchase	500,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
2/23/2016	Common Stock Purchase	100,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
2/23/2016	Common Stock Purchase	100,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
2/23/2016	Common Stock Purchase	143,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
2/23/2016	Common Stock Purchase	600,000	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)
3/1/2016	Common Stock Purchase	1,000,000	Consultant	$	Nil	Settlement of Accounts Payable	Sec. 4(a)(2)
3/1/2016	Common Stock Purchase	1,000,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
3/1/2016	Common Stock Purchase	197,500	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)
3/1/2016	Common Stock Purchase	500,000	Officer	$	Nil	Employment services	Sec. 4(a)(2)
3/3/2016	Common Stock Purchase	651,042	Consultant	$	Nil	Settlement of Accounts Payable	Sec. 4(a)(2)
3/3/2016	Common Stock Purchase	1,250,000	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)
3/10/2016	Common Stock Purchase	100,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
3/10/2016	Common Stock Purchase	250,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
3/10/2016	Common Stock Cancellation	(1,000,000)	Officer	$	Nil	Employment services, forfeited	Sec. 4(a)(2)
3/16/2016	Common Stock Purchase	1,337,431	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)
3/18/2016	Common Stock Purchase	500,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
3/21/2016	Common Stock Purchase	100,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
3/23/2016	Common Stock Purchase	2,000,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
3/29/2016	Common Stock Purchase	490,243	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)
3/31/2016	Common Stock Purchase	250,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)

The issuances of the Company’s securities were completed in private transactions by the Company not involving any public offering pursuant to Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The shares purchased pursuant to the warrant exercises and the shares purchased were issued bearing restrictive legend and may not be resold by the purchasers unless such securities are registered or an exemption from registration is available. The Company determined, based on representations of the investors, that the investors were “accredited investors” as defined under Rule 501(a) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at March 31, 2016, certain promissory notes on which the Company was in arrears on payments of principal as follows:

1.	Repayment of a promissory note for $100,000 issued July 29, 2014 to Ira Gaines. The note matured on January 27, 2015. The note earns interest at a rate of 18% per annum. The Company has continued to pay monthly interest on the note since the maturity date.

2.	Payment of principal aggregating $346,000 on certain promissory notes issued between November 26, 2014 and September 30, 2015, to raise up to $2,000,000 in debt, on which lenders earn interest at a rate of 10% per annum, plus a pro-rata share of 2 percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity.

3.	Payment of principal aggregating $223,500 on certain promissory notes issued between May 1, 2015 and September 30, 2015, and maturing between June 14, 2015 and December 31, 2015. Interest is payable in a fixed amount not tied to a specific interest rate.

4.	Repayment of a promissory note for $200,000 issued January 26, 2015 to R J Dailey. The note matured on June 30, 2015. The note earns interest at a rate of 2% per annum.

5.	Repayment of a promissory notes aggregating $130,000 issued in December 2015. Lenders earn interest at a rate of 10% per month. Notes are repayable on March 9, 2016. The Company was unable to repay the note at maturity and the note is in default. The Company is obligated to pay late-payment penalties totaling $6,667 per day.

At March 31, 2016, the Company had insufficient cash on hand to repay these notes.

ITEM 6. EXHIBITS

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: May 16, 2016	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

Immune Therapeutics, Inc.

Date: May 16, 2016	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer

