Form 10-Q
period 2016-06-30
Immune Therapeutics, Inc.
filed 2016-08-15
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________

Commission File Number __________________

IMMUNE THERAPEUTICS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3226705
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

37 North Orange Ave, Suite 607, Orlando, FL 32801

(Address of principal executive offices)

888-613-8802

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ].

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

As of August 12, 2016 there were 220,989,542 shares of Common Stock outstanding.

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

Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our lack of operating history;

●	our current and future capital requirements and our ability to satisfy our capital needs;

●	our inability to keep up with industry competition;

●	interpretations of current laws and the passages of future laws;

●	acceptance of our business model by investors and our ability to raise capital;

●	our drug discovery and development activities may not result in products that are approved by the applicable regulatory authorities. Even if our drug candidates do obtain regulatory approval they may never achieve market acceptance or commercial success;

●	our reliance on key personnel, including our ability to attract and retain scientists;

●	our reliance on third party manufacturing, some of which is outside the United States and may therefore be subject to political, economic and other uncertainties, to supply drugs for clinical trials and sales;

●	our limited distribution organization with no sales and marketing staff;

●	our being subject to product liability claims;

●	our reliance on key personnel, including our ability to attract and retain scientists;

●	legislation or regulation that may increase the cost of our business or limit our service and product offerings;

●	risks related to our intellectual property, including our ability to adequately protect intellectual property rights;

●	risks related to government regulation, including our ability to obtain approvals for the commercialization of some or all of our drug candidates, and ongoing regulatory obligations and continued regulatory review which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements; and

●	our ability to obtain regulatory approvals in foreign jurisdictions to allow us to market our products internationally.

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

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$64,289	$23,149
Accounts receivable	2,661	16,197
Prepaids and other current assets	11,272	-
Total current assets	78,222	39,346

Fixed Assets:
Computer equipment, net of accumulated depreciation of $7,312 and $6,331 respectively	701	1,682

Deposits	200	200

Total assets	$79,123	$41,228

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,517,788	$1,924,672
Accrued liabilities	2,030,559	1,281,039
Current portion of notes payable	3,457,436	2,793,701

Total current liabilities	7,005,783	5,999,412

Non-current liabilities:
Notes payable, less current portion	-	-
Total non-current liabilities	-	-
Total liabilities	7,005,783	5,999,412

Commitments and Contingencies (Note 10)

Stockholders’ Deficit:
Common stock - par value $0.0001; 500,000,000 shares authorized; 214,447,611 and 174,850,047 shares issued and outstanding respectively	21,445	17,485
Additional paid in capital	354,333,473	343,434,786
Stock issuances due	1,275,838	1,140,303
Prepaid services	(1,983,024)	(660,417)
Accumulated deficit	(358,319,891)	(347,789,889)

Deficit attributable to common shareholders	(4,672,159)	(3,857,732)
Non-controlling interest	(2,254,501)	(2,100,452)
Total stockholders’ deficit	(6,926,660)	(5,958,184)
Total liabilities and stockholders’ deficit	$79,123	$41,228

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues, net	$-	$5,648	$3,463	$7,718

Operating expenses
Selling, general and administrative	893,917	443,585	1,833,258	845,572
Research and development expense	67,262	414,492	48,420	591,650
Stock issued for services G&A	1,194,761	1,450,334	3,178,598	3,611,893
Warrant valuation	490,355	-	2,568,554	-
Depreciation and amortization expense	434	148,726	981	297,452
Total operating expenses	2,646,729	2,457,137	7,629,811	5,346,567

Loss from operations	(2,646,729)	(2,451,489)	(7,626,348)	(5,338,849)

Other income (expense):
Interest expense	(1,051,576)	(50,711)	(1,353,020)	(68,757)
Loss on settlement of debt	(340,343)	(88,445)	(1,704,683)	(88,445)
Total other income (expense)	(1,391,919)	(139,156)	(3,057,703)	(157,202)

Net (loss)	$(4,038,648)	$(2,590,645)	$(10,684,051)	$(5,496,051)
Net (loss) attributable to non-controlling interest	(109,929)	(138,891)	(154,049)	(262,956)
Net (loss) attributable to common shareholders	$(3,928,719)	$(2,451,754)	$(10,530,002)	$(5,233,095)

Basic and diluted loss per share attributable to common shareholders	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Weighted average number of shares outstanding	207,229,469	147,387,763	199,076,428	142,563,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED JUNE 30, 2016

(Unaudited)

	Common Stock		Additional Paid	Stock to	Prepaid	Accumulated	Non-Controlling
	Shares	Amount	in Capital	Be Issued	Services	Deficit	Interest	Total

Balance, December 31, 2015	174,850,047	$17,485	$343,434,786	$1,140,303	$(660,417)	$(347,789,889)	$(2,100,452)	$(5,958,184)

Issuance of common stock for prepaid services	23,493,000	2,349	4,518,321	(19,466)	(2,862,535)	-	-	1,638,669

Amortization of prepaid services	-	-	-	-	1,539,928	-	-	1,539,928

Issuance of common stock for interest expense	896,296	90	148,910	-	-	-	-	149,000

Issuance of common stock for legal fees	150,000	15	22,485					22,500

Issuance of common stock in exchange for debt	14,433,268	1,444	2,907,814	155,001		-	-	3.064,259

Debt discount			682,665					682,665

Issuance of common stock for cash and exercise of warrants	625,000	62	49,938	-	-	-	-	50,000

Issuance and modification of stock warrants	-	-	2,568,554	-	-	-	-	2,568,554

Net loss	-	-	-	-	-	(10,530,002)	(154,049)	(10,684,051)

Balance, June 30, 2016	214,447,611	$21,445	$354,333,473	$1,275,838	$(1,983,024)	$(358,319,891)	$(2,254,501)	$(6,926,660)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,684,051)	$(5,496,051)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	981	1,335
Amortization	-	296,117
Stock issued, and amortization of stock issued, for prepaid services	1,539,928	3,530,894
Loss on settlement of debt	1,704,683	600,562
Stock issued for services	1,661,169	-
Stock issued for legal settlement	-	81,000
Amortization of debt discount	385,288	-
Stock warrant expense	2,568,554	-
Stock (returned) issued for donation		-
Stock issued for interest	149,000	-
Changes in operating assets and liabilities:
Accounts payable	104,131	(158,931)
Accounts receivable	13,536	(7,718)
Accrued liabilities	1,168,324	(112,285)
Prepaid expenses and deposits	(11,272)	-

Net cash used in operating activities	(1,399,729)	(1,265,077)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of warrants	50,000	152,000
Proceeds from issuance of notes payable	1,390,869	943,475

Net cash provided by financing activities	1,440,869	1,095,475
Net increase (decrease) in cash	41,140	(169,602)
Cash and cash equivalents at beginning of period	23,149	191,987
Cash and cash equivalents at end of period	$64,289	$22,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$10,317	$7,500

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of debt and accrued interest to common stock	$3,064,259	$600,562

Non-controlling interest	$154,049	$262,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

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

The Company currently operates out of Orlando, Florida. In July 2012, the Company’s focus turned to acquiring patents that would protect and advance the development of new uses of opioid-related immune- therapies, such as low dose naltrexone (“LDN”) and Methionine [Met5]-enkephalin (“MENK”). Today, the Company is focused on the development and commercialization of therapeutic treatments for cancer, HIV/AIDS, malaria, and opportunistic infections arising from their treatment, and commercializing affordable, non-toxic therapies in Africa, to be followed by Asia and South America, and autoimmune diseases and immune disorders by combating these severe and fatal diseases through the stimulation and/or regulation of the body’s immune system. The Company’s therapies are believed to stimulate and/or regulate the immune system in such a way that they provide the potential to treat a variety of diseases. We believe our therapies may be able to correct abnormalities or deficiencies in the immune system in diseases such as HIV infection, autoimmune disease, immune disorders, or cancer; all of which can lead to disease progression and life-threatening situations when the immune system is not functioning optimally.

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc. (“Cytocom”). Cytocom is a clinical-stage pharmaceutical company focused on the development of the first affordable non-toxic immunodulator for the treatment of inflammatory diseases, immune-related disorders, and cancer, and is responsible for the development of the Company’s patented therapies under the auspices of the FDA and EMA. In December 2014, the Company finalized the distribution of common stock of Cytocom to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom during drug development. On December 8, 2014, the number of Cytocom shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% equity interest in Cytocom on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016. At June 30, 2016, the Company’s equity interest had been further reduced to 41%, by subsequent issuances of Cytocom common stock to shareholders in settlement of notes payable.

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

The Company experienced a net loss from operations of $(7,626,348) and used cash and cash equivalents from operations in the amount of $1,399,729) during the six months ended June 30, 2016, resulting in stockholders equity of $(6,926,660) at June 30, 2016.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 (including the notes thereto) set forth in Form 10-K/A.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2016, the Company has no uninsured cash balances.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, “Financial Instruments”, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. Cash and cash equivalents, accounts receivable and accounts payable are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of notes payable also approximates fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the quarters ended June 30, 2016 and June 30, 2015 was $434 and $667, respectively.

Intangible Assets

Costs incurred to acquire and/or develop the Company’s product licenses and patents are capitalized and amortized by straight-line methods over estimated useful lives of seven to sixteen years. Intangible assets are stated at the lower of cost or estimated fair market value. At the end of 2015, the Company determined that the unamortized carrying amount recorded for the acquisition of licenses and patents related to LDN were impaired, and recorded an impairment loss of $5,226,352. In 2014, the Company determined that the carrying amount recoded for the acquisition of licenses and patents related to MENK were impaired, and recorded an impairment loss of $9,908,477.

During the quarters ended June 30, 2016 and June 30, 2015, the Company did not capitalize any costs to acquire and/or develop the Company’s product licenses and patents. (See Note 10). Amortization expense for the quarters ended June 30, 2016 and June 30, 2015 was $0 and $148,059, respectively.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360-10-05, “Property, Plant and Equipment.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. No impairment losses were recognized for the quarters ended June 30, 2016 and June 30, 2015.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2015 and June 30, 2016, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. At the end of the quarters ended June 30, 2016 and June 30, 2015, the Company had not accrued any interest or penalties related to uncertain tax positions.

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

A calculation of basic and diluted net loss per share follows:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net loss per share:
Numerator
Net loss	$(4,038,648)	$(2,590,645)	$(10,684,051)	$(5,496,051)
Net loss attributed to Common stockholders	$(3,928,719)	$(2,451,754)	$(10,530,002)	$(5,233,095)

Denominator
Weighted-average common shares outstanding—
Denominator for basic and diluted net loss per share	207,229,469	147,387,763	199,076,428	142,563,007
Basic and diluted net loss per share attributed
to common stockholders	$(0.02)	$(0.02)	$(0.05)	$(0.04)

The Company’s potential dilutive securities which include stock, stock warrants and convertible debt have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average Common stock outstanding used to calculate both basic and diluted net loss per share is the same.

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	As of June 30,
	2016	2015
Warrants to purchase Common stock	32,748,908	9,372,750
	32,748,908	9,372,750

Recent Accounting Standards

During the quarter ended June 30, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

3. Property and Equipment

	June 30, 2016	December 31, 2015
Property and equipment:
Computer equipment	$8,013	$8,013

Less accumulated depreciation	(7,312)	(6,331)

Property and equipment, net	$701	$1,682

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Accrued payroll to officers and others	$1,013	$758
Accrued interest and penalties - notes payable	843	237
Accrued legal settlements	174	282
Other accrued liabilities	1	4
Total accrued expenses and other liabilities	$2,031	$1,281

5. Notes Payable

Notes payable consist of the following:

	June 30, 2016	December 31, 2015
Promissory note issued July 29, 2014 to Ira Gaines. The note matures on January 27, 2015 and earns interest at a rate of 18% per annum. The Company was unable to repay the note at maturity and the note is in default, although no demand for repayment has been made by the lender.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and September 30, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Notes aggregating $346,000 were in default at June 30, 2015, as the Company was unable to pay installments on those notes on their due dates. No demands for repayment have been made by the lenders. One of these notes ($60,000), together with interest accrued on the note to March 31, 2016 ($8,183), was converted to equity on August 4, 2016 for 852,292 shares of the Company’s common stock. In addition, the note holder agreed to waive future payments of his pro-rata share of two percent of the Company’s gross receipts for sales of LodonalTM in perpetuity in return for 187,500 shares of the common stock of Cytocom.	346,000	711,500

Promissory note issued October 17, 2014 to Roger Bozarth. The note matures on October 17, 2015 and earns interest at a rate of 2% per annum. The lender converted this note to common stock in January 2016.	-	7,000

Promissory notes issued between May 1, 2015 and June 30, 2016, and maturing between June 14, 2015 and June 30, 2017. Lenders on loans aggregating $834,927 earn interest at rates between 10% and 18% per annum. On loans aggregating $198,500, interest is payable in a fixed amount not tied to a specific interest rate. One of these notes ($278,933), together with interest accrued to April 1, 2016 ($18,828), was converted on August 4, 2016 to 3,722,013 shares of the Company’s common stock. Notes aggregating $198,500 were in default at June 30, 2016, as the Company was unable to repay those notes on their due dates. No demands for repayment have been made by the lenders.	1,033,427	669,933

Promissory note issued January 26, 2015 to Robert J. Dailey. The note is senior to, and has priority in right of payment over, all indebtedness of the Company. The note earns interest at a rate of 2% per annum and was due on July 30, 2015. The Company was unable to repay the note at maturity and the note is in default, although no demand for repayment has been made by the lender. This note, together with interest accrued to April 1, 2016 ($4,778), was converted on August 4, 2016 to 2,559,725 shares of the Company’s common stock.	200,000	200,000

Promissory notes issued by Cytocom Inc. between April 29, 2015 and December 31, 2015. Lenders earn interest at rates between 5% and 10% per annum. These notes mature on September 30, 2016. One of these notes ($350,000), together with interest accrued on the note to March 31, 2016 ($11,304), was converted to equity on August 4, 2016 for 4,516,302 shares of the Company’s common stock.	775,000	800,000

Promissory notes issued in December 2015. Lenders earn interest at a rate of 10% per month. Notes are repayable on March 9, 2016. The Company was unable to repay the note at maturity and the note is in default. The Company is obligated to pay late-payment penalties totaling $5,000 per day.	100,000	130,000

Promissory note issued November 24, 2015 as settlement of amounts owing to a law firm. The Lender earns interest at the rate of 10% per annum. The note is repayable in full on December 1, 2016. This note, together with interest accrued on the note to July 19, 2016 ($10,536), was converted to equity on July 19, 2016 for 1,235,356 shares of the Company’s common stock.	175,268	175,268

Promissory notes issued between April 6, 2016 and June 2, 2016 that mature between October 1, 2016 and January 31, 2017, and include stock conversion features, warrants and original issue debt discounts.	1,161,250	-

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. One of these notes ($50,000), together with interest accrued on the note to July 19, 2016 ($3,479), was converted to equity on July 19, 2016 for 1,069,589 shares of the Company’s common stock.	162,737	-

Less: Original issue discounts on notes payable and warrants issued with notes.	(596,246)	-

Total	3,457,436	2,793,701

Less: Current Portion	$(3,457,436)	$(2,793,701)

Long-Term debt, less current portion	$-	$-

As of June 30, 2016, the Company had accrued $843,275 in unpaid interest, compared to $236,671 as of December 31, 2015. These amounts included default of penalties of $581,324 at June 30, 2016, compared to $18,954 at December 31, 2015. During the six months ended June 30, 2016, 896,296 shares with a fair value of $149,000 were issued by the Company for interest expense under promissory notes.

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

As of June 30, 2016 and 2015, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of June 30, 2016, the Company had 214,447,611 shares of common stock outstanding, and 174,850,047 outstanding as of December 31, 2015.

Stock Warrants

In the quarter ended June 30, 2016, the Company issued 23,654,908 warrants.

In the quarter ended June 30, 2016, the Company extended to December 31, 2018 the maturity dates on 5,006,666 existing warrants that were originally issued with expiration dates between July 25, 2016 to December 17, 2018. These warrants were originally issued with 3 to 5 year terms, with exercise prices ranging between $0.75 and $1.00.

There were no modifications of the terms of any warrants issued by the Company in the quarter ended June 30, 2015.

Following is a summary of outstanding stock warrants at June 30, 2016 and activity during the six months then ended:

	Number of Shares	Exercise Price	Weighted Average Price

Warrants as of December 31, 2015	9,131,500	$ 0.07-15.00	$1.47

Issued in 2016	23,654,908	$ 0.14-2.00	$0.32

Expired	(37,500)	$5.00	$5.00

Exercised	(0)	$0	$0

Warrants as of June 30, 2016	32,748,908	$0.07-15.00	$0.54

Summary of outstanding warrants as of June 30, 2016:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Third Quarter 2016	125,000	$5.00	.25
Fourth Quarter 2017	350,000	1.50-9.00	1.50
First Quarter 2018	127,500	$15.00	1.75
Second Quarter 2018	33,334	$15.00	2.00
Third Quarter 2018	250,000	$1.50	2.25
Fourth Quarter 2018	6,089,166	$1.00-1.50	2.50
First Quarter 2019	4,024,000	$0.50-2.00	2.75
Second Quarter 2019	135,000	$0.07–0.23	3.00
Third Quarter 2019	260,000	$0.50-1.50	3.25
Fourth Quarter 2019	400,000	$0.14	3.50
Second Quarter 2020	300,000	$0.50	4.00
Third Quarter 2020	1,000,000	$0.20	4.25
Fourth Quarter 2020	12,650,000	$0.20	4.50
First Quarter 2021	7,004,908	$0.10-0.20	4.75

7. Stock Compensation

Shares Issued for Services

During the six months ended June 30, 2016 and 2015, the Company issued 23,643,000 and 10,239,170 shares of common stock respectively for consulting fees. The Company valued these shares at $4,543,170 and $1,810,876 respectively, based upon the fair value of the common stock at the dates of the agreements. The consulting fees are amortized over the contract periods which are typically between 12 and 24 months. The amortization of prepaid services totaled $1,539,928 and $3,530,894 for the six months ended June 30, 2016 and 2015.

8. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the quarters ended June 30, 2016 and 2015 because the Company incurred a net loss in both quarters.

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

The Company’s effective tax rate for fiscal years 2015 and 2013 was 0%. The Company’s tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year, but are not consistent from year to year.

As of December 31, 2015, the Company has estimated federal and state income tax net operating loss (“NOL”) carry-forwards of approximately $66,500,000, which will expire in 2032-2035.

9. Licenses and Supply Agreements

Patent and Subsidiary Acquisition

The Company has not entered into any new licenses or supply agreements during quarter ending June 30, 2016. All prior licenses, supply agreements, and patents remain unchanged from the prior quarter.

10. Commitments and Contingencies

Except as described below, the Company has not created any new commitments or contingency obligations during quarter ending June 30, 2016. All other prior commitments and contingent obligations remain unchanged from the prior quarter.

Distribution of LodonalTM in Nigeria

Through its wholly-owned subsidiary, TNI BioTech International, Ltd., in December 2015 the Company completed a 90-day bridging trial for the treatment of patients with HIV/AIDS. The trial consisted of a total of 150 patients of both genders between the ages of 18-60, each of whom was infected HIV/AIDS. The primary objective of this bridging trial was to confirm that LodonalTM has a beneficial effect on the immune system of immune deficient patients and that it is safe. The trial separated patients into a Control (placebo) Group and a Treatment Group (which was administered LodonalTM). The efficacy of increasing CD4 count [cell/mm3] between Day-1 and Day-90 by at least 25% was set as the criteria for demonstrating beneficial effect on the immune system. Safety was demonstrated through quality of life assessment and vitals both of which were not adversely affected. Treatment Group patients were given a daily dose of 4.5-mg/kg of Lodonal.

In April 2016, the Company announced that Nigeria’s National Agency for Food and Drug Administration and Control (“NAFDAC”) had approved its LodonalTM as an over the counter, non-toxic adjunct therapy in the treatment of HIV/AIDS and immune system regulator. NAFDAC is the Nigerian agency under the Federal Ministry of Health that is responsible for regulating and controlling the manufacture, import/export, distribution, sale and use of food and drugs. The NAFDAC approval clears the way for the Company and its distribution partners to complete the registration of LodonalTM for sale in Nigeria. The Company is now in the process of completing the registration to import the drug into Nigeria

Contract Manufacturing Agreements

On May 16, 2016, the Company entered into an agreement with Complete Pharmacy and Medical Solutions, LLC (“CPMS”) to compound, package and distribute the LDN tablets, capsules and/or creams in the United States. The initial term of the agreement is three years, with the option to renew for an additional year. The agreement may be terminated by (i) mutual agreement, (ii) in the event of a breach, provided however that if the Company terminates the contract to reimburse CPMS for all unused packaging materials for the LDN, which unused packaging materials CPMS will provide to IMUN. If CPMS does not receive and ship at least 1,000 orders (prescriptions), the Company will be required to reimburse CPMS for 100% of the “ramp up costs” (defined as all costs and expenses of labor and materials related to the testing, and required FDA and other governmental documentation/approvals of test data) of providing and producing the LDN, even where the Company cancels/terminates the Agreement, which provision shall survive the cancellation/termination of this Agreement.

Operating Leases

At June 30, 2016, the Company was a party to an agreement to lease office space in Orlando, Florida. Rent expense for the quarters ended June 30, 2016 and 2015 was $4,011 and $18,319, respectively.

Legal Proceedings

None.

11. Subsequent Events

In July 2016, the Company amended the terms of a $100,000 note payable that was due of March 29, 2016. In accordance with the amendment, the amount of the note was increased to $130,000, the maturity date was extended to July 31, 2016, and the number of Company shares due on the original note was increased from 100,000 to 225,000. The note is in default.

Between July 1, 2016 and August 12, 2016, the Company repaid or amended the following notes payable through conversions of obligations into shares of the Company’s common stock as follows:

●	A note payable to an officer ($50,000), together with interest accrued on the note to July 14, 2016 ($3,479), was converted to equity on July 19, 2016 for 1,069,589 shares of the Company’s common stock.

●	A note payable ($175,267), together with interest accrued on the note to June 30, 2016 ($10,536), was converted to equity on July 19, 2016 for 1,235,356 shares of the Company’s common stock.

●	A note payable by Cytocom ($350,000), together with interest accrued on the note to April 1, 2016 ($11,304), was converted to equity on August 4, 2016 for 4,516,302 shares of the Company’s common stock .

●	A note payable ($60,000), together with interest accrued on the note to April 1, 2016 ($8,183), was converted to equity on August 4, 2016 for 852,292 shares of the Company’s common stock. In addition, the note holder agreed to waive future payments of his pro-rata share of two percent of the Company’s gross receipts for sales of LodonalTM in perpetuity in return for 187,500 shares of the common stock of Cytocom.

●	Two notes payable ($200,000 and $278,933), together with interest accrued on the note to April 1, 2016 ($23,606), were converted to equity on August 4, 2016 for 6,281,738 shares of the Company’s common stock.

In July 2016, the Company issued promissory notes as follows:

●	A note payable, dated July 5, 2016, for $50,000, paying interest at 6% per month, and maturing on October 5, 2016.

●	A note payable, issued on July 7, 2016, for $180,000, maturing on March 07, 2017. The Company received $150,000 upon issuance of the note. The Company must apply the consideration towards obtaining governmental approvals for the use and sale of Lodonal™ in Malawi, Africa. If the Company fails to repay the note at maturity, the holder has the right, at any time after the maturity date, at its election, to convert all or part of the outstanding and unpaid principal and accrued into shares common stock of the Company, in number equal to the dollar conversion amount divided by the lesser of $0.15 or 80% of the lowest trade price in the 25 trading days prior to the conversion.

In July 2016, the Company issued shares of the Company’s common stock for services as follows:

●	1,000,000 shares issued on July 14, 2016 as a bonus under an agreement to provide investor relations services.

●	200,000 shares issued on July 19, 2016 for services related to the trial of LodonalTM in Nigeria.

Between July 1, 2016 and August 12, 2016, the Company issued warrants as follows:

●	A warrant issued to Paul Akin, director, on July 1, 2016, for services as director, to purchase 1,000,000 shares of the Company’s common stock at $0.15 per share. The warrant expires on June 30, 2021.

●	A warrant issued to Nicholas Plotnikoff, director, on August 5, 2016, as payment for services previously rendered as director, to purchase 150,000 shares of the Company’s common stock at $0.20 per share. The warrant expires on July 28, 2021.

As of August 12, 2016, the Company had outstanding 220,989,592 shares of common stock.

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc. (“Cytocom”), to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom during drug development. On December 8, 2014, the number of Cytocom shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom issued 140,100,000 shares of its common stock to the Company, which has allowed the Company to retain a 55.3% stake in Cytocom until such time as funding for Cytocom closes. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom Inc.’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016. At June 30, 2016, the Company’s equity interest had been further reduced to 41%, by subsequent issuances of Cytocom common stock to shareholders in settlement of notes payable.

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

Research and Development

The Company’s research and development (“R&D”) activities commenced in the third quarter of 2012, the Company having only completed the initial acquisition of MENK-related patents required for research in the second quarter of that year. Through 2013 and the first nine months of 2014, we continued to build R&D organization and capabilities focusing primarily on new uses for opioid-related immuno-therapies, such as LDN and MENK. Those activities were suspended at the end of September 2014, due to lack of funding. They will resume only when we are able to raise sufficient new funding to cover planned studies.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 (all dollar amounts and numbers in $000s, except percentages or where otherwise indicated)

Revenues

We had revenues from operations of $0 for the three months ended June 30, 2016, compared to revenues of $5,648 for three months ended June 30, 2015.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended June 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2016	2015
Selling, general and administrative	$894	$444
Increase/(decrease) from prior year	$450	$(1,397)
Percent increase/(decrease) from prior year	101%	(76%)

For the three months ended June 30, 2016 and 2015, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2016	2015
Consulting and contractors	$160	$334
Payroll	372	(43)
Professional fees	50	31
Travel	26	17
Other expenses	286	105

In the three months ended June 30, 2016, total cash and cash accruals for selling, general and administrative expense was $827 compared to $444 for the corresponding period in 2015, an increase of $383 or 86%. Significant cash items included:

●	consulting and contactor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $160 in 2016, a decrease of $174 or 52 % over the $334 spent in 2015. The decrease was the result primarily of the conversion of amounts owed from prior periods to equity, which resulted in a large credit to this expense category;

●	professional fees for legal, tax and accounting services in the amount of $50 in 2016, an increase of $19 or 61% over the $31 spent in 2015. The increase was the result of billing for audit and tax services in 2016 ($12) and higher legal fees related to debt settlements ($7);

●	payroll in the amount of $372 in 2016, an increase of $415or 965% over the $(43) reported in 2015. The increase reflects the fact that, in 2015, there was a $282 conversion of deferred payroll owed to a Company officer into an agreement to pay the officer a royalty on future product sales; and

●	travel in the amount of $26 in 2016, an increase of $9 or 49% over the $17 spent in 2015. 2016 travel was related mostly to investor relations.

Research and development

R&D expenses and related percentages for the three months ended June 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2016	2015
Research and development	$67	$414
Increase decrease from prior year	$(347)	$145
Percent decrease from prior year	(84%)	(26%)

Expenses for research and development in the three months ended June 30, 2016 decreased by 84% compared to expenses in the same period in 2015. The decrease occurred mainly as a result a reduction in the cost trials in Nigeria, and legal fees paid to maintain patents and licenses.

In the three months ended June 30, 2016, total cash spent on R&D was $67, a decrease of $347 or 84% over the $414 spent in the same period in 2015. Significant cash items in 2016 included:

●	payments for contracted technical services, $7 in2016, a decrease of $46 or 87 % over the $53 spent in 2015, reflecting the decreased use of contractors to perform research activities;

●	payments for professional fees $6 in 2016, a decrease of $4 or 40% over the $10 spent in 2015;

●	patent expenses of $45 in 2016, an increase of $42 or 1,400% over the $3 spent in 2015, reflecting payments for certain rights to use LDN.

All of the R&D spending in 2016 was on LDN. In 2015, 75% of R&D spending was on the development of LDN; the balance was spent on MENK.

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

Amortization of accrued liabilities for stock issued for services G&A and related percentages for the three months ended June 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2016	2015
Stock for services and Prepaid consulting services expense G&A	$1,195	$1,450
Percentage decrease from prior year	(18%)	(37%)

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services prior to 2015 had been fully amortized prior to the third quarter of 2014.

The number of shares issued for prepaid consulting services G&A in the three months ending June 30, 2016 was 4,600,000 (966,668 in the corresponding period in 2015).

Prepaid consulting services G&A in the three months ended June 30, 2016 consisted of the following:

Amortization of cost of stock issued prior to 2016	$155
Amortization of cost of stock issued in the first quarter of 2016	715
Amortization of cost incurred for new stock issued second quarter of 2016 under consulting contracts entered into in 2016	325

Amortization of stock issued for services R&D and related percentages for the three months ended June 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2016	2015
Prepaid consulting services R&D	$0	$0
Percentage increase/(decrease) from prior year	0%	(100)%

The cost of shares issued for R&D services have been fully amortized prior to the third quarter of 2014.

There were no new shares issued for prepaid consulting services R&D in the three months ending June 30, 2016 or 2015.

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

In the three months ended June 30, 2016, the Company issued 8,054,908 warrants. In the three months ended June 30, 2015, the Company issued no warrants to stockholders.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. The decrease year over year in depreciation and amortization expense reflects the fact that, at the end of 2015, the Company determined that the unamortized carrying amount recorded for the acquisition of licenses and patents related to LDN were impaired, and recorded an impairment loss of $5,226,352. In 2014, the Company determined that the carrying amount recoded for the acquisition of licenses and patents related to MENK were impaired, and recorded an impairment loss of $9,908,477.

Depreciation and amortization expenses for the three months ended June 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2016	2015
Depreciation expense	$0	$1
Amortization expense	$0	$148
Decrease from prior year	$(149)	$(570)
Percentage decrease from prior year	(100%)	(79)%

The decrease reflects the fact that all patents were fully amortized by the end of 2015.

Interest Expense

Interest expense for the three months ended June 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2016	2015
Interest expense	$1,052	$51
Increase/(decrease) from prior year	$1,001	$(70)
Percentage increase/(decrease) from prior year	1,963%	(58%)

The increase reflects the higher levels of interest-bearing debt in the second quarter of 2016. Interest expense for the quarter ended June 30, 2016 included $430 of penalties for late interest and principal payments ($0 for the quarter ended June 30, 2015).

Loss on settlement of debt (dollar amounts in thousands)

In three months ended June 30, 2016, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded an expense of $340, reflecting the fair value of the shares of common stock issued in exchange for the debt. In three months ended June 30, 2015, the Company recorded an expense of $88 to settle all or a portion of notes or accounts payable.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 (all dollar amounts and numbers in $000s, except percentages or where otherwise indicated)

Revenues

We had revenues from operations of $3,463 for the six months ended June 30, 2016, compared to $7,718 for the six months ended June 30, 2015.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the six months ended June 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2016	2015
Selling, general and administrative	$1,833	$846
Increase/(decrease) from prior year	$987	$(1,511)
Percent increase/(decrease) from prior year	117%	(64%)

For the six months ended June 30, 2016 and 2015, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2016	2015

Stock listing and investor relations expenses	$155	$38
Consulting and contractors	484	356
Payroll	767	179
Professional fees	136	104
Travel	45	121
Insurance	-	(126)
Other expenses	246	174

In the six months ended June 30, 2016, total cash and cash accruals for selling, general and administrative expense was $1,833 compared to $846 for the corresponding period in 2015, an increase of $987 or 117%. Significant cash items included:

●	consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $484 in 2016, an increase of $ 128 or 36 % over the $356 spent in 2015. The increase was the result of the conversion to equity of amounts owed to contractors from prior periods, and fees paid to advisors who are assisting the Company with manufacturing and marketing activities in the United States and Africa;

●	professional fees for legal, tax and accounting services in the amount of $136 in 2016, an increase of $32 or 31% over the $104 spent in 2015. The increase reflects the higher spending on audit and tax fees and legal fees related to debt negotiations;

●	payroll in the amount of $767 in 2016, an increase of $588 or 328% over the $179 spent in 2015. The increase is attributable to a $153 accrual for future payment of payroll taxes, an increase in headcount, contractually-mandated payroll increases for officers, and the conversion in 2015 of $282 of deferred payroll owed to a Company officer into an agreement to pay the officer a royalty on future product sales; and

●	travel in the amount of $45 in 2016, a decrease of $76 or 63% over the $121 spent in 2015, reflecting lower travel to Africa in 2016.

Research and development

R&D expenses and related percentages for the six months ended June 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2016	2015
Research and development	$48	$592
Increase decrease from prior year	$(544)	$(479)
Percent decrease from prior year	(92%)	(45%)

Expenses for research and development in the six months ended June 30, 2016 decreased by 92% compared to expenses in the same period in 2015. The decrease occurred mainly as a result a reduction in expenses recorded to settle payables related to amounts owing for R&D contracted technical services in 2016, and the fact that in 2015 a charge totaling $339 had been recorded for Nigeria trial expenses settled with Company stock.

In the six months ended June 30, 2016, total spending on R&D was $48, a decrease of $544 or 92% over the $592 spent in the same period in 2015. Significant cash items included:

●	expenses for contracted technical services, $(48) in 2016, a decrease of $187 or 135% over the $139 spent in 2015, reflecting the settlement of payables related to amounts owing for R&D contracted technical services;

●	payments for contracted services of $37 in 2016, an increase of $37 or 100% over the $0 spent in 2015, related to meetings with the FDA for resumption of trials by Cytocom;

●	expenses recorded for future license payments totaling $101, an increase of $26 or 35% over the $75 recorded in 2015, reflecting timing of accruals under license agreements.

●	rent expense of $(84) in 2016, a decrease of 99 or 660% over the $15 spent in 2015, reflecting (i) the closure of all R&D offices and (ii) the settlement of a rent dispute with a landlord in Maryland;

●	payments for professional fees of $27 in 2016, an increase of $11 or 67% over the $16 spent in 2015, reflecting the higher fees incurred to protect patent and intellectual property rights worldwide in 2016;

●	payroll of $(5)in 2016, a decrease of $10 or 200% over the $5 spent in 2015, reflecting the settlement in 2016 of claims for payroll taxes;

●	Spending on travel of $10 in 2016, an increase of $10 or 100% over the $0 spent in 2015, to oversee trials in Africa in 2016; and

●	Spending on trials of $10 in 2016, a decrease of $329 or 97% over the $339 spent in 2015, reflecting the fact that the Nigerian trial activity had mostly concluded in 2015.

All of the R&D spending in 2016 was for the development of LDN, compared to 75% of spending on LDN in 2015.

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

Amortization of accrued liabilities for stock issued for services G&A and related percentages for the six months ended June 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2016	2015
Stock for services and Prepaid consulting services expense G&A	$3,179	$3,612
Percentage decrease from prior year	(12%)	(70%)

The decline in expense reflects the decrease in the price of the Company’s stock year over year.

The number of shares issued for prepaid consulting services G&A in the six months ending June 30, 2016 was 23,643,000 (10,239,170 in the corresponding period in 2015).

Prepaid consulting services G&A in the six months ended June 30, 2016 consisted of the following:

Amortization of cost of stock issued prior to 2016	$539

Amortization of cost incurred for new stock issued in the six months ended June 30, 2016 under consulting contracts entered into in 2016	2,640

Amortization of stock issued for services R&D and related percentages for the six months ended June 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2016	2015
Prepaid consulting services R&D	$0	$0
Percentage increase/(decrease) from prior year	0%	(100%)

The cost of all shares issued for services had been fully amortized prior to the third quarter of 2014.

There were no new shares issued for prepaid consulting services R&D in the six months ending June 30, 2016 or 2015.

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

In the six months ended June 30, 2016, the Company issued 23,654,908 warrants to stockholders. In the six months ended June 30, 2015, the Company issued no warrants to stockholders.

	For the six months ended June 30,
	2016	2015
Warrant valuation expense	$2,569	$0
Percentage increase/(decrease) from prior year	100%	0%

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements.

Depreciation and amortization expenses for the six months ended June 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2016	2015
Depreciation expense	$1	$1
Amortization expense	$0	$296
Increase/ (decrease) from prior year	$(296)	$(1,142)
Percentage increase/(decrease) from prior year	(100%)	(79%)

The decrease year over year in depreciation and amortization expense reflects the fact that all of the Company’s patents and licenses had been fully amortized by December 31, 2015. At the end of 2015, the Company determined that the unamortized carrying amount recorded for the acquisition of licenses and patents related to LDN were impaired, and recorded an impairment loss of $5,226,352. In 2014, the Company determined that the carrying amount recoded for the acquisition of licenses and patents related to MENK were impaired, and recorded an impairment loss of $9,908,477.

Interest Expense

Interest expense for the six months ended June 30, 2016 and 2015 was as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2016	2015
Interest expense	$1,353	$69
Increase from prior year	$1,284	$(213)
Percentage decrease from prior year	1,861%	(76%)

The increase reflects the increased levels of interest-bearing debt in the first half of 2016. Interest expense for the six months ended June 30, 2016 included $562 of penalties for late interest and principal payments ($0 for the six months ended June 30, 2015).

Loss on settlement of debt (dollar amounts in thousands)

In six months ended June 30, 2016, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded an expense of $1,705, reflecting the fair value of the shares of common stock issued in exchange for the debt. In six months ended June 30, 2015, the Company recorded an expense of $88 to settle all or a portion of notes or accounts payable.

Liquidity

Liquidity is measured by the Company’s ability to secure enough cash to meet its contractual and operating needs as they arise. The Company had cash of $64,289 at June 30, 2016, compared to $23,149 at December 31, 2015. For the six months ended June 30, 2016 and 2015, net cash used in operating activities was $1,399,729 and $1,265,077, respectively. $0 cash was used in investing activities for the six months ended June 30, 2016 ($0 was used in 2015).

In May 2016, the Company announced that it had received approval for sale of LodonalTM in Nigeria. The Company expects to commence sales to Nigeria by the end of 2016. The Company believes that those sales will generate sufficient cash flows for the next 12 months to pay for operating expenses and to pay off current and past-due obligations. Until such sales commence, the Company expects to fund operations through sales of equity and notes payable, and conversions of exiting obligations into equity. The Company believes it will require between $300,000 and $350,000 monthly to meet its ongoing expenses and obligations.

If the Company is unable to generate sufficient cash flows from sales, or if it does not raise additional working capital to meet all of its operating obligations and expenditures, the Company may have to modify its business plan.

In addition to the cost of its ongoing operations, the Company expects it will incur future research and development expenditures in the next 12 months through Cytocom. Cytocom plans to conduct Phase II and Phase IIB trials for the treatment of Crohn’s disease, at an estimated cost of $3,900,000 and $7,500,000 respectively for each phase. If the trials do not commence before 2017, the Company will be required to make a payment of $100,000 in December 2016 under its license agreements. In prior years, the Company has been able to raise funds through sales of notes payable, and it expects to do the same for the payment due in 2016.

During the six months ended June 30, 2016 proceeds from the sale of stock and exercise of stock warrants totaled $50,000, compared to $152,000 for the corresponding period in 2015. We also received $1,390,868 from the issuance of notes payable in six months ended June 30, 2016, compared to $943,475 in 2015. There were $0 loan repayments made in cash in the six months ended June 30, 2016 ($0 in 2015).

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2016 and 2015, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Management assessed the effectiveness of the internal controls over financial reporting as of June 30, 2016, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of June 30, 2016, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Note 10 of the “Notes to the Condensed Consolidated Financial Statements” are incorporated in this “Item 1: Legal Proceedings” by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended June 30, 2016, the Company issued a total of 9,320,081 shares of common stock (net of stock cancellations), compared to 14,706,410 in the corresponding period in 2015. 3,511,285 of those shares were issued to settle amounts owed under notes payable, including accrued and unpaid interest as applicable, to common stock as repayment of the notes (2,803,240 in 2015). 4,450,000 of the shares were issued to as payment for prepaid services to Company’s vendors (10,239,170 in 2015). Between April 1, 2016 and June 30, 2016, warrant holders exercised no warrants to purchase shares (0 in 2015). The Company sold an aggregate 312,500 shares of its common stock at an average of $0.08 per share. In total, the Company received $0.00 as consideration for the exercise of the previously-issued warrants and $25,000 for the purchase of common stock, for an aggregate sum of $25,000.

The following table lists all securities issued during in the three months ended June 30, 2016 without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number	Purchaser	Proceeds		Consideration	Exemption
4/7/2016	Common Stock Purchase	250,000	Director	$	Nil	Board services	Sec. 4(a)(2)
4/8/2016	Common Stock Purchase	680,035	Lender	$	Nil	Debt settlement	Sec. 4(a)(2)
5/4/2016	Common Stock Purchase	40,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
5/4/2016	Common Stock Purchase	40,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
5/4/2016	Common Stock Purchase	40,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
5/4/2016	Common Stock Purchase	40,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
5/4/2016	Common Stock Purchase	40,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
6/7/2016	Common Stock Purchase	296,296	Lender	$	Nil	Origination Fees	Sec. 4(a)(2)
6/23/2016	Common Stock Purchase	1,000,000	Officer	$	Nil	Employment services	Sec. 4(a)(2)
6/23/2016	Common Stock Purchase	437,500	Officer	$	Nil	Employment services	Sec. 4(a)(2)
6/29/2016	Common Stock Purchase	100,000	Lender	$	Nil	Debt settlement	Sec. 4(a)(2)
6/30/2016	Common Stock Purchase	2,000,000	Consultant	$	Nil	Consulting	Sec. 4(a)(2)
6/30/2016	Common Stock Purchase	1,000,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
6/30/2016	Common Stock Purchase	312,500	Shareholder		$25,000	Share purchase agreement	Sec. 4(a)(2)
4/20/2016	Common Stock Purchase	500,000	Lender	$	Nil	Origination fees/	Sec. 4(a)(2)
5/10/2016	Common Stock Purchase	156,250	Consultant	$	Nil	Settlement of accounts payable	Sec. 4(a)(2)
6/1/2016	Common Stock Purchase	987,500	Lender	$	Nil	Debt settlement	Sec. 4(a)(2)
6/16/2016	Common Stock Purchase	50,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
6/16/2016	Common Stock Purchase	50,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
6/16/2016	Common Stock Purchase	50,000	Consultant	$	Nil	Advisory services	Sec. 4(a)(2)
6/21/2016	Common Stock Purchase	625,000	Ex-officer	$	Nil	Board and employment services	Sec. 4(a)(2)
6/21/2016	Common Stock Purchase	625,000	Ex-officer	$	Nil	Board and consulting services	Sec. 4(a)(2)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at June 30, 2016, certain promissory notes on which the Company was in arrears on payments of principal as follows:

1.	Repayment of a promissory note for $100,000 issued July 29, 2014 to Ira Gaines. The note matured on January 27, 2015. The note earns interest at a rate of 18% per annum. The Company has continued to pay monthly interest on the note since the maturity date.

2.	Payment of principal aggregating $346,000 on certain promissory notes issued between November 26, 2014 and September 30, 2015, to raise up to $2,000,000 in debt, on which lenders earn interest at a rate of 10% per annum, plus a pro-rata share of 2 percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity One of these notes ($60,000), together with interest accrued on the note to March 31, 2016 ($8,183), was converted to equity on August 4, 2016 for 852,292 shares of the Company’s common stock.

3.	Payment of principal aggregating $198,500 on certain promissory notes issued between May 1, 2015 and September 30, 2015, and maturing between June 14, 2015 and December 31, 2015. Interest is payable in a fixed amount not tied to a specific interest rate.

4.	Repayment of a promissory note for $200,000 issued January 26, 2015 to R J Dailey. The note matured on June 30, 2015. The note earns interest at a rate of 2% per annum. This note, together with interest accrued to April 1, 2016 ($4,778), was converted on August 4, 2016 to 2,559,725 shares of the Company’s common stock.

5.	Repayment of a promissory notes aggregating $100,000 issued in December 2015. Lenders earn interest at a rate of 10% per month. Notes were repayable on March 9, 2016. The Company was unable to repay the note at maturity and the note is in default. The Company is obligated to pay late-payment penalties totaling $5,000 per day.

At June 30, 2016, the Company had insufficient cash on hand to repay these notes.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Employment Agreement between Immune Therapeutics, Inc. and Robert Wilson dated May 1, 2016.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: August 15, 2016	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

Immune Therapeutics, Inc.

Date: August 15, 2016	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer

