Form 10-Q
period 2016-09-30
Immune Therapeutics, Inc.
filed 2016-11-15
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016 there were 241,128,131 shares of Common Stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,152	$23,149
Accounts receivable	-	16,197
Total current assets	22,152	39,346

Fixed Assets:
Computer equipment, net of accumulated depreciation of $7,611 and $6,331 respectively	402	1,682

Deposits	200	200

Total assets	$22,754	$41,228

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,516,812	$1,924,672
Accrued liabilities	2,397,013	1,281,039
Current portion of notes payable	3,573,698	2,793,701

Total current liabilities	7,487,523	5,999,412

Non-current liabilities:
Notes payable, less current portion	-	-
Total non-current liabilities	-	-
Total liabilities	7,487,523	5,999,412

Commitments and Contingencies (Note 10)

Stockholders’ Deficit:
Common stock - par value $0.0001; 500,000,000 shares authorized; 235,831,298 and 174,850,047 shares issued and outstanding respectively	23,583	17,485
Additional paid in capital	357,436,906	343,434,786
Stock issuances due	845,838	1,140,303
Prepaid services	(1,252,762)	(660,417)
Accumulated deficit	(362,256,392)	(347,789,889)

Deficit attributable to common shareholders	(5,202,827)	(3,857,732)
Non-controlling interest	(2,261,942)	(2,100,452)
Total stockholders’ deficit	(7,464,769)	(5,958,184)
Total liabilities and stockholders’ deficit	$22,754	$41,228

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues, net	$-	$4,958	$3,463	$12,676

Operating expenses
Selling, general and administrative	1,031,075	865,335	2,864,333	1,689,188
Research and development expense	247,019	111,361	295,438	703,011
Stock issued for services G&A	1,225,353	1,393,500	4,403,951	5,005,393
Warrant valuation	187,850	37,451	2,756,404	37,451
Depreciation and amortization expense	299	148,696	1,280	446,148
Total operating expenses	2,691,596	2,556,343	10,321,406	7,881,191

Loss from operations	(2,691,596)	(2,551,385)	(10,317,943)	(7,868,515)

Other income (expense):
Interest expense	(978,275)	(79,924)	(2,331,296)	(148,681)
Loss on settlement of debt	(274,071)	(1,394,000)	(1,978,754)	(1,482,445)
Total other income (expense)	(1,252,346)	(1,473,924)	(4,310,050)	(1,631,126)

Net (loss)	$(3,943,942)	$(4,025,309)	$(14,627,993)	$(9,499,641)
Net (loss) attributable to non-controlling interest	(7,441)	(165,759)	(161,490)	(428,715)
Net (loss) attributable to common shareholders	$(3,936,501)	$(3,859,550)	$(14,466,503)	$(9,070,926)

Basic and diluted loss per share attributable to common shareholders	$(0.02)	$(0.02)	$(0.07)	$(0.06)

Weighted average number of shares outstanding	226,843,113	156,814,094	208,399,547	147,365,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

(Unaudited)

	Common Stock		Additional Paid	Stock to	Prepaid	Accumulated	Non-Controlling
	Shares	Amount	in Capital	Be Issued	Services	Deficit	Interest	Total
Balance, December 31, 2015	174,850,047	$17,485	$343,434,786	$1,140,303	$(660,417)	$(347,789,889)	$(2,100,452)	$(5,958,184)

Issuance of common stock for prepaid services	29,283,910	2,927	5,417,833	(424,466)	(2,907,535)	-	-	2,088,759

Amortization of prepaid services	-	-	-	-	2,315,190	-	-	2,315,190

Issuance of common stock for interest expense	1,121,296	113	191,637	-	-	-	-	191,750

Discount on warrants issued in connection with notes payable	-		682,665	-	—	-	-	682,665

Issuance of common stock for legal fees	150,000	15	22,485	-	-	-	-	22,500

Issuance of common stock in exchange for debt	28,488,545	2,850	4,706,289	155,001	-	-	-	4,864,140

Issuance of common stock for cash and exercise of warrants	1,937,500	193	224,807	(25,000)	-	-	-	200,000

Issuance and modification of stock warrants	-	-	2,756,404	-	-	-	-	2,756,404

Net loss	-	-	-	-	-	(14,466,503)	(161,490)	(14,627,993)

Balance, September 30, 2016	235,831,298	$23,583	$357,436,906	$845,838	$(1,252,762)	$(362,256,392)	$(2,261,942)	$(7,464,769)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,627,993)	$(9,499,641)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,280	1,974
Amortization	-	444,175
Stock issued, and amortization of stock issued, for prepaid services	2,315,190	3,895,018
Loss on settlement of debt	1,978,754	1,482,444
Stock issued for services	2,111,259	1,029,375
Stock issued for legal settlement	-	81,000
Stock warrant expense	2,756,404	37,452
Stock issued for interest	191,750	15,625
Amortization of debt discount	727,612	-
Accounts receivable write off	2,661
Changes in operating assets and liabilities:
Accounts payable	103,155	605,634
Accounts receivable	13,536	(12,676)
Accrued liabilities	2,093,015	31,427
Prepaid expenses and deposits	-	(15,401)

Net cash used in operating activities	(2,333,377)	(1,903,594)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities	-	-
	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of warrants	200,000	587,500
Proceeds from issuance of notes payable	2,132,380	1,277,975

Net cash provided by financing activities	2,332,380	1,865,475
Net increase (decrease) in cash	(997)	(38,119)
Cash and cash equivalents at beginning of period	23,149	191,987
Cash and cash equivalents at end of period	$22,152	$153,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended
	September 30, 2016	September 30, 2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$18,667	$12,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for loan expense and interest	$191,750	$ 15,625

Common stock issued for prepaid services	$2,088,759	$ 1,029,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc. (“Cytocom”). Cytocom is a clinical-stage pharmaceutical company focused on the development of the first affordable non-toxic immunodulator for the treatment of inflammatory diseases, immune-related disorders, and cancer, and is responsible for the development of the Company’s patented therapies under the auspices of the FDA and EMA. In December 2014, the Company finalized the distribution of common stock of Cytocom to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom during drug development. On December 8, 2014, the number of Cytocom shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% equity interest in Cytocom on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016. At September 30, 2016, the Company’s equity interest had been further reduced to 17%, by subsequent issuances of Cytocom common stock to shareholders in settlement of notes payable.

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

Immune Therapeutics is commercializing affordable non-toxic immunotherapies focused on the activation and rebalancing of the body’s immune system. Stimulating the body’s immune system remains one of the most promising approaches in the treatment of cancers, HIV, autoimmune diseases, inflammatory conditions and other opportunistic infections, and for treating chronic, often life-threatening, diseases in Emerging Nations through the mobilization of the body’s immune system using existing clinical data.

As of this date, neither we nor our collaboration partners are permitted to market our drug candidates in the United States until we receive approval of a New Drug Application from the FDA. Neither we nor our collaboration partners have submitted an application for or received marketing approval for any of our drug candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process.

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

The Company experienced a net loss from operations of $(14,627,993) and used cash and cash equivalents from operations in the amount of $2,333,377 during the nine months ended September 30, 2016, resulting in stockholders deficit of $(7,464,769) at September 30, 2016.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2016, the Company has no uninsured cash balances.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the quarters ended September 30, 2016 and September 30, 2015 was $299 and $638, respectively.

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

During the quarters ended September 30, 2016 and September 30, 2015, the Company did not capitalize any costs to acquire and/or develop the Company’s product licenses and patents. (See Note 10). Amortization expense for the quarters ended September 30, 2016 and September 30, 2015 was $0 and $444,175, respectively.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360-10-05, “Property, Plant and Equipment.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. No impairment losses were recognized for the quarters ended September 30, 2016 and September 30, 2015.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2015 and September 30, 2016, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. At the end of the quarters ended September 30, 2016 and September 30, 2015, the Company had not accrued any interest or penalties related to uncertain tax positions.

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

A calculation of basic and diluted net loss per share follows:

	For the three months ended September 30,		For the six months ended September 30,
	2016	2015	2016	2015
Net loss per share:
Numerator
Net loss	$(3,943,942)	$(4,025,309)	$(14,627,993)	$(9,499,641)
Net loss attributed to Common stockholders	$(3,936,501)	$(3,859,550)	$(14,466,503)	$(9,070,926)

Denominator
Weighted-average common shares outstanding—
Denominator for basic and diluted net loss per share	226,843,113	156,814,094	208,399,547	147,365,571
Basic and diluted net loss per share attributed to common stockholders	$(0.02)	$(0.02)	$(0.07)	$(0.06)

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	As of September 30,
	2016	2015
Warrants to purchase Common stock	32,623,908	9,355,250
	32,623,908	9,355,250

Recent Accounting Standards

During the quarter ended September 30, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

3. Property and Equipment

	September 30, 2016	December 31, 2015
Property and equipment:
Computer equipment	$8,013	$8,013

Less accumulated depreciation	(7,611)	(6,331)

Property and equipment, net	$402	$1,682

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Accrued payroll to officers and others	$934	$758
Accrued interest and penalties - notes payable	1,319	237
Accrued legal settlements	143	282
Other accrued liabilities	1	4
Total accrued expenses and other liabilities	$2,397	$1,281

5. Notes Payable

Notes payable consist of the following:

	September 30, 2016	December 31, 2015
Promissory note issued July 29, 2014 to Ira Gaines. The note matures on January 27, 2015 and earns interest at a rate of 18% per annum. The Company was unable to repay the note at maturity and the note is in default, although no demand for repayment has been made by the lender.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and September 30, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Principal of $425,500 and accrued interest of $37,427 were converted to 5,309,092 shares of common stock in the nine months ended September 30, 2016, Notes aggregating $286,000 were in default at September 30, 2016, as the Company was unable to pay installments on those notes on their due dates. No demands for repayment have been made by the lenders.	286,000	711,500

Promissory note issued October 17, 2014 to Roger Bozarth. The note matures on October 17, 2015 and earns interest at a rate of 2% per annum. The lender converted this note and $2,139 in accrued interest to 114,237 shares of common stock in January 2016.	-	7,000

Promissory notes issued between May 1, 2015 and September 30, 2016, and maturing between June 14, 2015 and June 30, 2017. Lenders on loans aggregating $535,994 earn interest at rates between 10% and 18% per annum. On loans aggregating $198,500, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $198,500 were in default at September 30, 2016, as the Company was unable to repay those notes on their due dates. No demands for repayment have been made by the lenders.	734,494	669,933

Promissory note issued January 26, 2015 to Robert J. Dailey. The note is senior to, and has priority in right of payment over, all indebtedness of the Company. The note earns interest at a rate of 2% per annum and was due on July 30, 2015. Principal of $200,000 and accrued interest of $4,778 was converted to 3,722,015 shares of common stock in the nine months ending September 30, 2016.	-	200,000

Promissory notes issued by Cytocom Inc. between April 29, 2015 and December 31, 2015. Lenders earn interest at rates between 5% and 10% per annum. These notes mature on September 30, 2016. $375,000 of principal and $12,036 in accrued interest was converted to 4,837,960 shares of common stock in the nine months ending September 30, 2016. The Company was unable to repay the remaining notes at maturity and the notes are in default, although no demand for repayment has been made by the lenders.	425,000	800,000

Promissory notes issued in December 2015. Lenders earn interest at a rate of 10% per month. Notes are repayable on March 9, 2016. . $30,000 of principal and $49,000 of interest and penalties were converted to 987,500 shares of common stock in the nine months ended September 30, 2016. The Company was unable to repay the remaining note at maturity and the note is in default The Company is obligated to pay late-payment penalties totaling $5,000 per day on the remaining obligation.	100,000	130,000

Promissory note issued November 24, 2015 as settlement of amounts owing to a law firm. The Lender earns interest at the rate of 10% per annum. The note and $10,036 in interest was converted to 1,235,536 shares of common stock in July 2016.	-	175,268

Promissory notes issued between May 5, 2016 and June 2, 2016 that mature between October 1, 2016 and January 31, 2017, and include stock conversion features, warrants and original issue debt discounts. Notes aggregating $305,000 were in default at November 14, 2016. No demand for repayment has been made by the lenders.	555,000	-

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature.	112,737	-

Promissory note issued in July 2016. The note is repayable on October 5, 2016. The note earns interest at 6% per month. The Company was unable to repay the note at maturity and the note is in default.	50,000	-

Promissory note dated April 2016, issued to JM Financial (“JMJ”), pursuant to which JMJ loaned the Company $525,000 and was issued the promissory note, 500,000 shares of common stock, and a warrant exercisable for 3,515,621 additional common shares at a rate of $0.14 per share. The note matures on January 6, 2017. The note was repaid on November 4, 2016.	656,250	-

Promissory note issued in July 2016 with an original issuance discount of $30,000. Net proceeds were $150,000. The note is repayable on April 7, 2017.	180,000	-

Promissory notes issued in August 2016 for $149,854 as a settlement of amounts owed to a law firm. The notes accrue interest at 5% per annum and are payable in 18 equal monthly installments of $8,641.88.	146,912	-

Promissory notes issued between July 1, 2016 and September 30, 2016. Lenders earn interest at 12% per annum. The notes mature between January 1, 2017 and March 31, 2017.	495,000	-

Less: Original issue discounts on notes payable and warrants issued with notes.	(267,695)	-

Total	3,573,698	2,793,701

Less: Current Portion	$(3,573,698)	$(2,793,701)

Long-Term debt, less current portion	$-	$-

As of September 30, 2016, the Company had accrued $278,089 in unpaid interest and $1,041,502 in unpaid default penalties, compared to $217,717 and 18,954, respectively, as of December 31, 2015. During the three months ended September 30, 2016, 225,000 shares with a fair value of $42,750 were issued by the Company for interest expense under promissory notes.

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

As of September 30, 2016 and 2015, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of September 30, 2016, the Company had 235,831,298 shares of common stock outstanding, and 174,850,047 outstanding as of December 31, 2015.

Stock Warrants

In the quarter ended September 30, 2016, the Company issued 2,000,000 warrants.

There were no modifications of the terms of any warrants issued by the Company in the quarter ended September 30, 2015.

Following is a summary of outstanding stock warrants at September 30, 2016 and activity during the nine months then ended:

	Number of Shares	Exercise Price	Weighted Average Price

Warrants as of December 31, 2015	9,131,500	$0.07-15.00	$1.47

Issued in 2016	25,654,908	$0.14-2.00	$0.31

Expired	(162,500)	$5.00	$5.00

Exercised	(0)	$0	$0

Warrants as of September 30, 2016	34,623,908	$0.07-15.00	$0..50

Summary of outstanding warrants as of September 30, 2016:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Fourth Quarter 2017	350,000	$1.50-9.00	1.25
First Quarter 2018	127,500	$15.00	1.50
Second Quarter 2018	33,334	$15.00	1.75
Third Quarter 2018	250,000	$1.50	2.00
Fourth Quarter 2018	6,089,166	$1.00-1.50	2.25
First Quarter 2019	4,024,000	$0.50-2.00	2.50
Second Quarter 2019	135,000	$0.07–0.23	2.75
Third Quarter 2019	260,000	$0.50-1.50	3.00
Fourth Quarter 2019	400,000	$0.14	3.25
Second Quarter 2020	300,000	$0.50	3.75
Fourth Quarter 2020	1,000,000	$0.20	4.00
First Quarter 2021	12,650,000	$0.20	4.25
Second Quarter 2021	6,004,908	$0.10-0.20	4.50
Third Quarter 2021	3,000,000	$0.20	4.75

7. Stock Compensation

Shares Issued for Services

During the nine months ended September 30, 2016 and 2015, the Company issued 29,283,910 and 16,922,504 shares of common stock respectively for consulting fees. The Company valued these shares at $5,420,760 and $1,029,375 respectively, based upon the fair value of the common stock at the dates of the agreements. The consulting fees are amortized over the contract periods, which are typically between 12 and 24 months. The amortization of prepaid services totaled $2,315,190 and $3,895,018 for the nine months ended September 30, 2016 and 2015. In the nine months ended September 30, 2016, the company also issued and expensed $2,088,759 of stock for services.

8. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the quarters ended September 30, 2016 and 2015 because the Company incurred a net loss in both quarters.

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

9. Licenses and Supply Agreements

Patent and Subsidiary Acquisition

The Company has not entered into any new licenses or supply agreements during quarter ending September 30, 2016. All prior licenses, supply agreements, and patents remain unchanged from the prior quarter.

10. Commitments and Contingencies

Except as described below, the Company has not created any new commitments or contingency obligations during quarter ending September 30, 2016. All other prior commitments and contingent obligations remain unchanged from the prior quarter.

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

In April 2016, the Company announced that Nigeria’s National Agency for Food and Drug Administration and Control (“NAFDAC”) had approved its LodonalTM as an over the counter, non-toxic adjunct therapy in the treatment of HIV/AIDS and immune system regulator. NAFDAC is the Nigerian agency under the Federal Ministry of Health that is responsible for regulating and controlling the manufacture, import/export, distribution, sale and use of food and drugs. The NAFDAC approval clears the way for the Company and its distribution partners to complete the registration of LodonalTM for sale in Nigeria. The Company is currently completing the registration process to allow it to import the drug into Nigeria.

Other Distribution Agreements

Contract Manufacturing Agreements

On May 16, 2016, the Company entered into an agreement with Complete Pharmacy and Medical Solutions, LLC (“CPMS”) to compound, package and distribute the LDN tablets, capsules and/or creams in the United States. The initial term of the agreement is three years, with the option to renew for an additional year. The agreement may be terminated by (i) mutual agreement, (ii) in the event of a breach, provided however that if the Company terminates the agreement, the Company will be required to reimburse CPMS for all unused packaging materials for the LDN, which unused packaging materials CPMS will provide to IMUN. If CPMS does not receive and ship at least 1,000 orders (prescriptions) during the term of the agreement, the Company will be required to reimburse CPMS for 100% of the “ramp up costs” (defined as all costs and expenses of labor and materials related to the testing, and required FDA and other governmental documentation/approvals of test data) of providing and producing the LDN, even where the Company cancels/terminates the agreement, which provision shall survive the cancellation/termination of the agreement.

On October 25, 2016, the Company and Acromax Dominicana, SA ("Acromax") entered into a contract for manufacturing of LDN tablets, capsules and/or creams ("Agreement"). Subject to the terms and conditions of the Agreement, Acromax will obtain all necessary licenses and permits to carry out the manufacturing and packaging of LDN in exchange for a fixed fee per tablet plus an additional fee for packaging, shipping and customs clearance. The Agreement has an initial term of five years unless terminated by either party in accordance with the terms.

Operating Leases

At September 30, 2016, the Company was a party to an agreement to lease office space in Orlando, Florida. Rent expense for the quarters ended September 30, 2016 and 2015 was $4,009 and $4,988, respectively.

Legal Proceedings

None.

11. Subsequent Events

In October 2016, the Company and its wholly owned subsidiary, TNI BioTech International, Ltd., and GB Pharma Holdings, LLC (“GBPH”), entered into an exclusive agency agreement (“Agency Agreement”) that replaced the agency agreement originally entered into in June 2014 between GBPH and Airmed Biopharma Limited. Subject to the terms and conditions of the Agency Agreement, the Company appointed GBPH as its exclusive agent to (i) assist the Company in obtaining governmental approvals for the sale of LDN and MENK (“Products”) in countries specified in the agreement, (ii) facilitate the registration of the Products in those countries, (iii) identify and present to the Company distributors for the Products in those countries, and (iv) subject to GBPH meeting certain requirements, enter into distribution agreements with the specified organizations to distribute the Products in the countries. The Company has agreed pay GBPH a commission of 12.5% of funds received by the Company from such sales. The Agency Agreement has an initial term of five years, and will automatically renew for additional one year terms unless terminated by either party in accordance with its terms. If the Company sells or disposes of all or substantially all of its assets, whether by purchase, merger or otherwise, the Company shall have the right to terminate the Agency Agreement immediately, whereupon the Company will be obligated to pay Agent a royalty in perpetuity in an amount equal to one percent of funds actually received by the Company from the sale of the Products in the specified countries, after the deduction of certain costs of sale.

In October 2016, the Company amended a promissory note dated July 6, 2015, and settled a portion of the principal owed under the note and accrued and unpaid interest to the date of the amendment. In accordance with the amendment, the Company repaid $50,000 of the $100,000 principal owed, issued 2,000,000 shares of the Company’s common stock to the note holder in full satisfaction of the accrued and unpaid interest to the date of the amendment, and caused Cytocom to issue 250,000 shares of its common stock in return for the note holder’s agreement to reduce the annual interest rate on the note from 18% to 10% and to extend the maturity date of the note from September 6, 2016 to December 31, 2016.

In October 2016, the company borrowed an additional $165,000.

In October 2016, the Company issued 1,300,000 shares of common stock for consulting services.

In October 2016, the company issued 300,000 shares of common stock for lending fees.

On or around October 25, 2016, the Company issued a promissory note in the principal amount of $25,000.00 to Noreen Griffin in consideration for past payroll due Ms. Griffin. Ms. Griffin sold the note to a minority shareholder for $25,000.00 on October 25, 2016. This note was subsequently converted to 500,000 shares of common stock.

On November 1, 2016, the Company issued promissory notes for $750,000, paying interest at 2% per month, and maturing on November 1, 2017. $656,250 of the proceeds were used to pay off the JMJ Financial note, with the remainder to be used for general obligations.

As of November 14, 2016, the Company had outstanding 241,128,131 shares of common stock.

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc. (“Cytocom”). Cytocom is a clinical-stage pharmaceutical company focused on the development of the first affordable non-toxic immunodulator for the treatment of inflammatory diseases, immune-related disorders, and cancer, and is responsible for the development of the Company’s patented therapies under the auspices of the FDA and EMA. In December 2014, the Company finalized the distribution of common stock of Cytocom to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom during drug development. On December 8, 2014, the number of Cytocom shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% equity interest in Cytocom on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016. At September 30, 2016, the Company’s equity interest had been further reduced to 17%, by subsequent issuances of Cytocom common stock to shareholders in settlement of notes payable.

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

Immune Therapeutics is commercializing affordable non-toxic immunotherapies focused on the activation and rebalancing of the body’s immune system. Stimulating the body’s immune system remains one of the most promising approaches in the treatment of cancers, HIV, autoimmune diseases, inflammatory conditions and other opportunistic infections, and for treating chronic, often life-threatening, diseases in Emerging Nations through the mobilization of the body’s immune system using existing clinical data.

As of this date, neither we nor our collaboration partners are permitted to market our drug candidates in the United States until we receive approval of a New Drug Application from the FDA. Neither we nor our collaboration partners have submitted an application for or received marketing approval for any of our drug candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015 (all dollar amounts and numbers in $000s, except percentages or where otherwise indicated)

Revenues

We had revenues from operations of $0 for the three months ended September 30, 2016, compared to revenues of $4,958 for three months ended September 30, 2015. The decrease in revenues was the result of the Company’s termination of its manufacturing agreement with KRS Global Bio Technology, Inc. (“KRS”), which was cancelled by mutual agreement of the parties in May 2016. Shipments under the agreement with Complete Pharmacy and Medical Solutions, LLC, which will replace KRS as the Company’s manufacturer and distributor of LDN tablets, have not yet commenced.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended September 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2016	2015
Selling, general and administrative	$1,031	$865
Increase/(decrease) from prior year	$166	$(37)
Percent increase/(decrease) from prior year	19%	(4)%

For the three months ended September 30, 2016 and 2015, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2016	2015
Consulting and contractors	$161	$388
Payroll	583	262
Professional fees	37	75
Travel	107	9
Other expenses	143	131

	$1,031	$865

In the three months ended September 30, 2016, total cash and accruals for selling, general and administrative expense was $1,031 compared to $865 for the corresponding period in 2015, an increase of $166 or 19%. Significant cash items included:

●	consulting and contactor services obtained to assist the Company in raising capital, manage investor relations, manage financial reporting and compliance, and develop business in new markets, in the amount of $161 in 2016, a decrease of $227 or 58 % over the $388 spent in 2015. The decrease was the result primarily of the conversion in 2015 of amounts owed from prior periods into equity, which resulted in a $200 charge to this expense category;

●	professional fees for legal, tax and accounting services in the amount of $37 in 2016, a decrease of $38 or 51% over the $75 spent in 2015. The decrease was the primarily the result of $40 in legal fees incurred in 2015 related to Cytocom, which were not repeated in 2016;

●	payroll in the amount of $583 in 2016, an increase of $321 or 123% over the $262 reported in 2015. The increase reflects higher headcount in 2016, together with the accrual of payroll for Cytocom employees, which was only instituted in July, 2016; and

●	travel in the amount of $107 in 2016, an increase of $98 or 1,075% over the $9 spent in 2015. 2016 travel was related mostly to sales and marketing activities in Africa.

Research and development

R&D expenses and related percentages for the three months ended September 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2016	2015
Research and development	$247	$111
Increase/ (decrease) from prior year	$136	$(290)
Percent decrease from prior year	122%	(72)%

Expenses for research and development in the three months ended September 30, 2016 increased by 122% compared to the same period in 2015. The increase occurred mainly as a result of (i) the commencement of new trials in Malawi and Senegal ($124), which were offset by a $24 decrease in the cost trials in Nigeria, and (ii) an increase of $36 in legal fees paid to maintain patents and licenses.

In the three months ended September 30, 2016, significant items included:

●	payments for contracted technical services, $26 in 2016, a decrease of $3 or 10% over the $29 spent in 2015, reflecting the decreased use of contractors to perform research activities;

●	payments for professional fees $45 in 2016, an increase of $36 or 400% over the $9 spent in 2015;

●	patent expenses of $39 in 2016, an increase of $3 or 9% over the $36 spent in 2015, reflecting payments for certain rights to use LDN.

All of the R&D spending in 2016 was on LDN. In 2015, 75% of R&D spending was on the development of LDN; the balance was spent on MENK.

Stock issued for services

The Company periodically issues stock to consultants who provide services to the Company under consulting contracts. The Company records an expense for the cost of these services, calculated by the number of shares issued for the services multiplied by the price of the Company’s stock on the effective date of the consulting contract. If the period over which services are to be provided extends beyond the date of the Company’s financial report, the portion of the cost applicable to the future services is accrued as a liability, which is then amortized over the period in which the services are provided to the Company. The Company reports these costs separately from Selling, general and administrative costs, and Research and development costs, to better demonstrate the true costs of Selling, general and administrative activities, and Research and development.

Cost of stock issued for services G&A and related percentages for the three months ended September 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2016	2015
Stock for services and Prepaid consulting services expense G&A	$1225	$1,394
Percentage increase/(decrease) from prior year	12%	(72)%

The decrease reflects the decrease in amount of stock that was issued for services.

The number of shares issued for prepaid consulting services G&A in the three months ending September 30, 2016 was 5,790,910 (6,683,334 in the corresponding period in 2015).

Amortization of prepaid consulting services G&A in the three months ended September 30, 2016 consisted of the following:

Amortization of cost of stock issued prior to 2016	$110
Amortization of cost of stock issued in the first half of 2016	620
Amortization of cost incurred for new stock issued third quarter of 2016 under consulting contracts entered into in 2016	45

Total third quarter amortization of prepaid consulting	$775

There was no expense for amortization of stock issued for services R&D for the three months ended September 30, 2016 and 2015, due to the fact that the cost of shares issued for R&D services had been fully amortized prior to the third quarter of 2014.

There were no new shares issued for prepaid consulting services R&D in the three months ending September 30, 2016 or 2015.

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

In the three months ended September 30, 2016, the Company issued 2,000,000 warrants. In the three months ended September 30, 2015, the Company issued 390,000 warrants to stockholders.

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

Depreciation and amortization expenses for the three months ended September 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2016	2015
Depreciation expense	$1	$1
Amortization expense	$-	$148
Decrease from prior year	$(148)	$(571)
Percentage decrease from prior year	(99)%	(79)%

The decrease reflects the fact that all patents were fully amortized by the end of 2015.

Interest Expense

Interest expense for the three months ended September 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2016	2015
Interest expense	$978	$80
Increase/(decrease) from prior year	$898	$(14)
Percentage increase/(decrease) from prior year	1,124%	(16)%

The increase reflects the higher levels of interest-bearing debt in the third quarter of 2016. Interest expense for the quarter ended September 30, 2016 included $460 of penalties for late interest and principal payments ($0 for the quarter ended September 30, 2015).

Loss on settlement of debt (dollar amounts in thousands)

In three months ended September 30, 2016, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded an expense of $274, reflecting the fair value of the shares of common stock issued in exchange for the debt.

In three months ended September 30, 2015, certain lenders to the Company settled all or a portion of their notes payable or accounts payable by converting them to equity, for which the Company recorded an expense of $1,394, reflecting the fair value of the shares of common stock issued in exchange for the debt less the carrying value of the debt.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015 (all dollar amounts and numbers in $000s, except percentages or where otherwise indicated)

Revenues

We had revenues from operations of $3 for the nine months ended September 30, 2016, compared to $13 for the nine months ended September 30, 2015. The decrease in revenues was the result of the Company’s termination of its manufacturing agreement with KRS Global Bio Technology, Inc. (“KRS”), which was cancelled by mutual agreement of the parties in May 2016. Shipments under the agreement with Complete Pharmacy and Medical Solutions, LLC, which will replace KRS as the Company’s manufacturer and distributor of LDN tablets, have not yet commenced.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the nine months ended September 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2016	2015
Selling, general and administrative	$2,864	$1,689
Increase/(decrease) from prior year	$1,175	$(1,575)
Percent increase/(decrease) from prior year	70%	(48)%

For the nine months ended September 30, 2016 and 2015, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2016	2015

Stock listing and investor relations expenses	$210	$73
Consulting and contractors	645	722
Payroll	1,350	441
Professional fees	173	179
Travel	152	131
Insurance	-	(107)
Other expenses	334	250

	$2,864	$1,689

In the nine months ended September 30, 2016, total cash and cash accruals for selling, general and administrative expense was $2,864 compared to $1,689 for the corresponding period in 2015, an increase of $1,175 or 70%. Significant cash items included:

●	consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $645 in 2016, a decrease of 77 or 11% over the $722 spent in 2015. The decrease was the result of the conversion to equity of amounts owed to contractors from prior periods, and lower fees paid to advisors who are assisting the Company with manufacturing and marketing activities in the United States and Africa;

●	professional fees for legal, tax and accounting services in the amount of $173 in 2016, a decrease of $6 or 4% over the $179 spent in 2015. The decrease was primarily the result of lower spending on accounting fees for non-US subsidiaries;

●	payroll in the amount of $1,350 in 2016, an increase of $909 or 206% over the $441 spent in 2015. The increase is primarily attributable to $345 in accruals for Cytocom payrolls, an increase in headcount, contractually-mandated payroll increases for officers, and the conversion in 2015 of $282 of deferred payroll owed to a Company officer into an agreement to pay the officer a royalty on future product sales; and

●	travel in the amount of $152 in 2016, an increase of $21 or 16% over the $131 spent in 2015, reflecting increased travel to Africa in 2016.

Research and development

R&D expenses and related percentages for the nine months ended September 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2016	2015
Research and development	$295	$703
Decrease from prior year	$(408)	$(769)
Percent decrease from prior year	(58)%	(52)%

In the nine months ended September 30, 2016, total spending on R&D was $295, a decrease of $408 or 58% over the $703 spent in the same period in 2015. Expenses for research and development in the nine months ended September 30, 2016 decreased by 58% compared to expenses in the same period in 2015. The decrease occurred mainly as a result a lower spending on R&D-related technical services, the completion of most trial activity in Nigeria at the end of 2015, the settlement of a rent dispute related to premises that were to be used to conduct R&D, and the reduction in expenses recorded to settle payables related to amounts owing for R&D contracted technical services in 2016, offset by higher legal fees to maintain patents and licenses, and higher travel fees for trials in Africa.

Significant cash items included:

●	expenses for contracted technical services, ($22) in 2016, a decrease of $190 or 113% over the $168 spent in 2015, reflecting the settlement of payables related to R&D contracted technical services;

●	payments for contracted services of $37 in 2016, an increase of $37 or 100% over the $0 spent in 2015, related to meetings with the FDA for resumption of trials by Cytocom;

●	expenses recorded for patent and license payments totaling $140, an increase of $29 or 27% over the $111 recorded in 2015, reflecting timing of accruals under license agreements;

●	rent expense of $(83) in 2016, a decrease of 102 or 546% over the $19 spent in 2015, reflecting (i) the closure of all R&D offices by the end of 2015 and (ii) the settlement of a rent dispute with a landlord in Maryland;

●	payments for professional fees of $72 in 2016, an increase of $47 or 189% over the $25 spent in 2015, reflecting the higher fees incurred to protect patent and intellectual property rights worldwide in 2016; and

●	Spending on trials of $145 in 2016, a decrease of $228 or 61% over the $373 spent in 2015, reflecting the fact that the Nigerian trial activity had mostly concluded in 2015.

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

Cost of stock issued for services G&A and related percentages for the nine months ended September 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2016	2015
Stock for services and Prepaid consulting services expense G&A	$4,404	$5,005
Percentage decrease from prior year	(12)%	(71)%

The decrease reflects the decrease in amount of stock that was issued for services.

The number of shares issued for prepaid consulting services G&A in the nine months ending September 30, 2016 was 29,283,910 (16,922,504 in the corresponding period in 2015).

Amortization of prepaid consulting services G&A in the nine months ended September 30, 2016 consisted of the following:

Amortization of cost of stock issued prior to 2016	$649

Amortization of cost incurred for new stock issued in the nine months ended September 30, 2016 under consulting contracts entered into in 2016	1,666

$2,315

There was no expense for amortization of stock issued for services R&D and related percentages for the nine months ended September 30, 2016 and 2015, due to the fact that he cost of shares issued for R&D services had been fully amortized prior to the third quarter of 2014.

There were no new shares issued for prepaid consulting services R&D in the nine months ending September 30, 2016 or 2015.

Warrant valuation expense (dollar amounts in thousands)

In the nine months ended September 30, 2016, the Company issued 25,654,908 warrants to stockholders at an exercise price range of $0.14 to $2.00, for which it recorded an expense of $2,756. In the nine months ended September 30, 2015, the Company issued 390,000 warrants to stockholders at an exercise price range of $0.07 to $0.50, for which it recorded an expense of $37.

	For the nine months ended September 30,
	2016	2015
Warrant valuation expense	$2,756	$37
Percentage increase/(decrease) from prior year	7,349%	1,682%

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements.

Depreciation and amortization expenses for the nine months ended September 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2016	2015
Depreciation expense	$1	$1
Amortization expense	$-	$445
Increase/ (decrease) from prior year	$(445)	$(1,713)
Percentage increase/(decrease) from prior year	(99)%	(79)%

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

Interest Expense

Interest expense for the nine months ended September 30, 2016 and 2015 was as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2016	2015
Interest expense	$2,331	$149
Increase from prior year	$2,182	$(227)
Percentage decrease from prior year	1,464%	(60)%

The increase reflects the increased levels of interest-bearing debt in the first nine months of 2016. Interest expense for the nine months ended September 30, 2016 included $1,042 of penalties for late interest and principal payments ($0 for the nine months ended September 30, 2015).

Loss on settlement of debt (dollar amounts in thousands)

In nine months ended September 30, 2016, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded an expense of $1,979, reflecting the fair value of the shares of common stock issued in exchange for the debt. In nine months ended September 30, 2015, the Company recorded an expense of $1,482 to settle all or a portion of notes or accounts payable.

Liquidity

Liquidity is measured by the Company’s ability to secure enough cash to meet its contractual and operating needs as they arise. The Company had cash of $22,152 at September 30, 2016, compared to $23,149 at December 31, 2015. For the nine months ended September 30, 2016 and 2015, net cash used in operating activities was $2,333,377 and $1,903,594, respectively. $0 cash was used in investing activities for the nine months ended September 30, 2016 ($0 was used in 2015).

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

During the nine months ended September 30, 2016 proceeds from the sale of stock and exercise of stock warrants totaled $200,000, compared to $587,500 for the corresponding period in 2015. We also received $2,132,380 from the issuance of notes payable in nine months ended September 30, 2016, compared to $1,277,975 in 2015. There were $0 loan repayments made in cash in the nine months ended September 30, 2016 ($0 in 2015).

Off-Balance Sheet Arrangements

During the three months ended September 30, 2016 and 2015, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Management assessed the effectiveness of the internal controls over financial reporting as of September 30, 2016, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of September 30, 2016, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 11, 2016, the Company received a fax containing a copy of a lawsuit supposedly filed against the Company on November 10, 2016. The Company has not been served and has not been provided a case number or evidence that the suit has been filed and is relying on the information in the facsimile received as the basis for this disclosure. Apparently, Kacem Enterprise, Inc. is suing the Company and certain of its consultants and their related entities for $21,777 plus interest, costs and attorneys’ fees for fees Kacem Enterprise claims it is owed for travel related expenses incurred by certain consultants of the Company. The suit was supposedly filed in the Circuit Court of Arlington, Virginia.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended September 30, 2016, the Company issued a total of 21,383,687 shares of common stock (net of stock cancellations), compared to 26,321,828 in the corresponding period in 2015. 14,055,277 of the shares in 2016 were issued to settle amounts owed under notes payable, including accrued and unpaid interest as applicable, to common stock as repayment of the notes (13,475,480 in 2015). 5,790,910 of the shares were issued to as payment for prepaid services to Company’s vendors (6,683,334 in 2015).

Between July 1, 2016 and September 30, 2016, warrant holders exercised 0 warrants to purchase shares (0 in 2015). The Company sold an aggregate 1,312,500 shares of its common stock at an average of $0.15 per share. In total, the Company received $0 as consideration for the exercise of the previously-issued warrants and $175,000 for the purchase of common stock, for an aggregate sum of $175,000.

The following table lists all securities issued during in the three months ended September 30, 2016 without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”): get details from Rich

Date	Description	Number	Purchaser	Proceeds	Consideration	Exemption
7/7/2016	Common Stock Purchase	2,000,000	Consultant	Nil	Advisory Services	Sec. 4(a)(2)
7/7/2016	Common Stock Purchase	312,500	Investor	$25,000	Share Purchase Agreement	Sec. 4(a)(2)
7/14/2016	Common Stock Purchase	1,500,000	Consultant	Nil	Advisory Services	Sec. 4(a)(2)
7/19/2016	Common Stock Purchase	200,000	Consultant	Nil	Advisory Services	Sec. 4(a)(2)
7/19/2016	Common Stock Purchase	1,069,589	Lender	Nil	Debt Settlement	Sec. 4(a)(2)
7/22/2016	Common Stock Purchase	1,235,356	Lender	Nil	Debt Settlement	Sec. 4(a)(2)
7/21/2016	Common Stock Purchase	225,000	Lender	Nil	Origination Fees	Sec. 4(a)(2)
8/12/2016	Common Stock Purchase	3,531,738	Lender	Nil	Debt Settlement	Sec. 4(a)(2)
8/12/2016	Common Stock Purchase	200,000	Lender	Nil	Debt Settlement	Sec. 4(a)(2)
8/12/2016	Common Stock Purchase	250,000	Lender	Nil	Debt Settlement	Sec. 4(a)(2)
8/12/2016	Common Stock Purchase	300,000	Lender	Nil	Debt Settlement	Sec. 4(a)(2)
8/12/2016	Common Stock Purchase	852,292	Lender	Nil	Debt Settlement	Sec. 4(a)(2)
8/12/2016	Common Stock Purchase	4,516,302	Lender	Nil	Debt Settlement	Sec. 4(a)(2)
8/12/2016	Common Stock Purchase	2,000,000	Lender	Nil	Debt Settlement	Sec. 4(a)(2)
8/30/2016	Common Stock Purchase	50,000	Consultant	Nil	Advisory Services	Sec. 4(a)(2)
8/30/2016	Common Stock Purchase	50,000	Consultant	Nil	Advisory Services	Sec. 4(a)(2)
8/30/2016	Common Stock Purchase	1,000,000	Investor	$150,000	Share Purchase Agreement	Sec. 4(a)(2)
9/2/2016	Common Stock Purchase	500,000	Consultant	Nil	Advisory Services	Sec. 4(a)(2)
9/22/2016	Common Stock Purchase	545,455	Consultant	Nil	Advisory Services	Sec. 4(a)(2)
9/22/2016	Common Stock Purchase	100,000	Lender	Nil	Debt Settlement	Sec. 4(a)(2)
9/22/2016	Common Stock Purchase	545,455	Consultant	Nil	Advisory Services	Sec. 4(a)(2)
9/22/2016	Common Stock Purchase	400,000	Consultant	Nil	Advisory Services	Sec. 4(a)(2)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at September 30, 2016, certain promissory notes on which the Company was in arrears on payments of principal as follows:

1.	Repayment of a promissory note for $100,000 issued July 29, 2014 to Ira Gaines. The note matured on January 27, 2015. The note earns interest at a rate of 18% per annum. The Company has continued to pay monthly interest on the note since the maturity date.

2.	Payment of principal aggregating $286,000 on certain promissory notes issued between November 26, 2014 and September 30, 2015, to raise up to $2,000,000 in debt, on which lenders earn interest at a rate of 10% per annum, plus a pro-rata share of 2 percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity

3.	Payment of principal aggregating $198,500 on certain promissory notes issued between May 1, 2015 and September 30, 2015, and maturing between June 14, 2015 and December 31, 2015. Interest is payable in a fixed amount not tied to a specific interest rate.

4.	Repayment of a promissory note for $400,000 issued September 30, 2015 to Richard Gostanian. The note matured on September 30, 2016. The note earns an interest rate of 8% per annum.

5.

Repayment of a promissory note for $100,000 issued in December 2015. Lenders earn interest at a rate of 10% per month. Notes were repayable on March 9, 2016. The Company was unable to repay the note at maturity and the note is in default. The Company is obligated to pay late-payment penalties totaling $5,000 per day.

6.	Repayment of promissory note for $77,500 issued on July 1, 2015. The note matured on July 1, 2016. The note earns interest at 5% per annum.

7.	Repayment of a promissory note for $656,500 to JMJ Financial. This note was repaid on November 4, 2016.

At September 30, 2016, the Company had insufficient cash on hand to repay these notes.

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

Immune Therapeutics, Inc.

Date: November 14, 2016	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

Immune Therapeutics, Inc.

Date: November 14, 2016	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer

