Form 10-K
period 2016-12-31
Immune Therapeutics, Inc.
filed 2017-03-31
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter time that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second quarter, was $31,415,587, based on the last reported sale price of the registrant’s Common Stock on the OTC Markets on that date.

As of March 31, 2017, the registrant had outstanding 273,640,164 shares of common stock, $0.0001 par value per share.

IMMUNE THERAPEUTICS, INC.

2016 FORM 10-K ANNUAL REPORT

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

JUMPSTART OUR BUSINESS STARTUPS ACT

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2016, the last day of our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development. On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016. At December 31, 2016, the Company’s equity interest had been further reduced to 13%, by subsequent issuances of Cytocom common stock to shareholders in settlement of notes payable.

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

Today, Immune Therapeutics is focused on the commercialization of affordable non-toxic immunotherapies focused on the activation and rebalancing of the body’s immune system. Stimulating the body’s immune system remains one of the most promising approaches in the treatment of Cancers, HIV, Autoimmune Diseases, inflammatory conditions and other opportunistic infections for chronic often life-threatening diseases through the mobilization of the body’s immune system in Emerging Nations using existing clinical data.

Cytocom Inc, is a clinical-stage pharmaceutical company focused on the development of the first affordable non-toxic immunodulator for the treatment of inflammatory diseases, immune-related disorders, and cancer and is responsible for the development of our patented therapies with the FDA and EMA.

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

Some of the Company’s more substantial risks include, but are not limited to, its lack of operating history, its high needs for capital, strict government regulation, risk of law suits from trial participants and otherwise, requirement for drug approvals which may never occur, changes in the industry, failure of the Company’s products to make it through trials, reliance on third parties to conduct trials and manufacture and distribute the Company’s drugs, and fierce competition. All of these factors and more could affect investors’ investments in the Company.

The Company’s technology platform is built surrounding two different immune therapies, IRT-103, low dose naltrexone herein sometimes referred to as “LDN” or “Lodonal™” or IRT-101, herein sometimes referred to as Methionine-Enkephalin or “MENK.” Both therapies have been decades in the making, over forty clinical trials run by institutions such as the Pennsylvania State University Medical School at Hershey, University of Chicago, State University of New York, and Multiple Sclerosis Center at UCSF. When the Company acquired the assets from the either the patent holder or licensee we also acquired the rights to the clinical data, orphan drug designations and IRB. The Company has completed one trial in Nigeria for Lodonal™ and has a second trial underway for cervical cancer in Malawi. The Company has also submitted briefing packaged to the FDA for a phase IIB/III trial for IRT-103 for Crohn’s Disease and is preparing a new briefing package for IRT-103 for pancreatic cancer. In addition to the work in the United States we have been completing pre-clinical and clinical work for IRT-013 with Professor Shan at the School of Immunology in China.

LDN

The Company has branded our Immediate Release Low Dose Naltrexone as IRT-103TM when working with the FDA and EMA and trademarked our product in Africa as LodonalTM. Lodonal™ with an immediate release 4.5mg formulation of Naltrexone is the brand name for our HIV treatment. LDN can be any formulation between ..05 and to 10mg and may or may not be immediate release and may be an oral or liquid formulation.

The FDA approved naltrexone HCl in 1984 for the treatment of opioid addiction. The typical daily dosage for opioid addiction is 50mg to 100mg, and 50mg tablets are available commercial. There is no FDA-approved use for naltrexone at any lower dosage then 50mg for the treatment of any other medical conditions or treatments.

Where high dose Naltrexone at 50mg to 100mg and Slow release Naltrexone between .01mg and 10mg and Immediate Release Naltrexone between ..01mg and 10mg share commonality” in categories of genes and are considered the same drug the difference in dosing and delivery method (immediate release) difference in the overall response to the immune system. There is a difference in the cell patterns of genes that are altered by the treatment of immediate release naltrexone verses high does naltrexone and slow release low naltrexone between .01mg and 10mg. The differences are important because immediate release naltrexone between .01 and 10mg acts as an immunomodulator.

Since immediate release naltrexone blocks the opiate receptors only for a few hours before it is naturally excreted, what results is a rebound effect; in which both the production and utilization of methionine-enkephalin or opiate growth factor are increased. Once the immediate release naltrexone has been metabolized, the elevated endorphins produced as a result of the rebound effect can now interact with the more sensitive and more-plentiful receptors and assist in regulating cell growth and immunity. There is no rebound effect with either high dose naltrexone or slow release naltrexone and it is the rebound immunomodulatory effect that effects the treatment of treating patients suffering from human immunodeficiency virus (HIV) acquired immune deficiency syndrome (AIDS, autoimmune disease, opportunistic infections, cancer, inflammation, and neurodegenerative diseases

It has been demonstrated in trials that in the presence of LDN, the numbers of T-cells, both CD4+ helper T cells and CD8+ cytotoxic T cells, may increase by more than 300%.

The Mechanism of Action of immediate release LDN is not fully understood at this time, but based on clinical work there are three current theoretical models for how immediate release LDN works in autoimmune disease, inflammatory disease, cancer and HIV/AIDS.

Immediate Release LDN, which is different from either slow or extended release LDN, works by triggering a number of receptors including (1) the opioid and T Cell receptors on immune cells which activate or balance various cells of the immune system, and (2) tolling receptors to shift Th1 (pro-inflammatory) to Th2 (anti-inflammatory) which is critical when dealing with autoimmune and inflammatory disease. (1) Increases the production of cytokines specifically an endorphin referred to as Methionine-enkephaline or OGF.

These compounds then produce pain relief similar to opiates. The body responds to these compounds by inhibition of cell growth, promoting healing, and reducing inflammation, all in an effort to restore homeostasis. IRLDN also causes increase in OGF receptor.

Regulatory applications submitted, if any, to commence clinical trials and the current status of such applications.

Clinical trials under the INDs are anticipated to be conducted in the United States and the EU.

IND #	Indication	Product Name	Sponsor	Status
34,442	HIV/AIDS	MENK (IRT-101)	Dr. Ronald Herberman and Dr. Bernard Bihari	Inactive; filed in 1997 (1)
67442	Crohn’s Disease	Naltrexone HCL (IRT-103)	Dr. Jill Smith	Active; filed May 31, 2003 and filed with the FDA in March, 2013
50987	Pancreatic Cancer	MENK (IRT-101)	Dr. Jill Smith	Active; was filed with the FDA in March, 2013

(1)	Currently inactive but will soon be reactivated and transferred to TNIB.

Immune Therapeutics, Inc. Drug Development Plan

Nigeria

Immune Therapeutics Inc., through its wholly owned subsidiary TNI BioTech Intl., completed a 90-day bridging trial for the treatment of patients with HIV/AIDS in Nigeria. The National Agency for Food and Drug Administration and Control (NAFDAC) approval is based on previous clinical data and the Nigeria Bridging Trial was a single center, open labeled, randomized, bridging study. The trial consisted of a total of one hundred and fifty [150] patients of both genders between the ages of 18-60, each of whom was infected with the human immunodeficiency virus (HIV).

The 90-Day Bridging Trial was undertaken at the State Specialist Hospital in Asubiaro, Osogbo, Osun State, Nigeria and the primary objective of this Bridging Trial was to confirm that LodonalTM has a beneficial effect on the immune system of immune deficient patients and that it is safe. The trial separated the patients into a Control (placebo) Group and a Treatment Group (which was administered LodonalTM). The efficacy of increasing CD4 count [cell/mm3] between Day-1 and Day-90 by at least 25% was set as the criteria for demonstrating beneficial effect on the immune system. Safety was demonstrated through quality of life assessment and vitals both of which were not adversely affected. Treatment Group patients were given a daily dose of 4.5-mg/kg of Lodonal™.

The results yielded an average increase of 44% increase in CD4 count in the Lodonal Treatment Group compared to an 11% increase in the Control Group. Additionally, there were no reported opportunistic infections and no toxicity levels uncovered. Liver function remained normal and there was no negative impact on other systems based on blood results. No sleep disturbance or vivid dreams were present enough to justify trial discontinuation. No appreciable adverse CNS, renal, cardiac, hepatic, musculoskeletal, hematopoietic side effects were present.

NAFDAC has issued approval of Lodonal™as an immune system regulator in the management of HIV patients and the company is now in the process of completing the registration to import the drug into Nigeria.

Malawi

The Company, through its wholly owned subsidiary TNI BioTech International, received permission from the Pharmacy, Medicines and Poisons Board (PMPB) and The College of Medicine; University of Malawi to initiate a clinical trial for a Single Visit Approach to Cervical Cancer Prevention in the Republic of Malawi. The PMPB issued drug approval to import the drug in 2015.

The Malawi Clinical Trial’s primary endpoint includes Safety, Acceptability, and Feasibility of a Single Visit Approach to Cervical Cancer Prevention in patients. (Trial number: VIA-LDN-401 -0 I). The secondary objectives’ is to determine life extension; to improve the immune system of HIV and Cancer positive patients by starting treatment with LDN (“LodonalTM”) and to ensure marked improvement in Clinical benefit based upon parameters that reflect the overall well- being of the patient, including Pain control, performance status, and body weight under the supervision of Dr. Frank Taulo, Dr. Gladys Gadama, Dr. Effie Chipeta as Principal Investigators. The recruitment of study participants, testing and follow up is still on-going. The first evaluation report from the doctors involved is expected by the end of April 2017 as per the study protocol.

The Company intends to initiate a number of additional trials in Africa in the next 6 months, which will include trials as an adjunct to chemotherapy in Kenya and Ghana and HIV/AIDS in Malawi.

FDA and EMA Development Plan for Cytocom, Inc.

After the completion of the spin-off of our subsidiary, Cytocom, Inc., to shareholders, all work with the FDA, EMA or any of the G7 countries will be under the supervision of Cytocom Inc. However, the Company plans to submit all trials and fees on Cytocom Inc.’s behalf until such time as Cytocom, Inc. is sufficiently funded, as all funding is currently being provided through the Company. Nonetheless, the trials will be supervised by Cytocom, Inc. following submission by the Company. At this time the INDs have not been transferred to Cytocom; however they will be transferred before the trials begin. Studies and trials in countries that are not part of the G7 are being conducted directly by the Company.

Our lead product candidate is IRT-103 ™, a first-in-class, proprietary fixed-dose therapy entering Phase 2b clinical trials for the treatment of adult and pediatric Crohn’s disease where we have orphan drug designation. The Company acquired all of the clinical data from Dr. Jill Smith in conjunction with the acquisition of the license. The Company had no direct involvement in the trials.

Crohn’s disease affects over 1.6 million adults in the United States and an estimated 80,000 children. Data from the Phase 2a clinical trial indicate that Lodonal™ was generally well-tolerated therapy that can provide promise for the treatment of Crohn’s disease. The Department of Medicine at The Pennsylvania State University, (PSU) College of Medicine, GI Medicine were responsible for three of the Crohn’s trials that were part of our briefing package to the FDA.

PSU researchers have demonstrated in a mouse model of Crohn’s disease from with dextran sodium sulfate (a chemically induced colitis) that opioid receptor blockade by a low dose of naltrexone resulted in less weight loss, lower disease activity index scores and less histological evidence of inflammation when compared to controls (Matters, GL et al., 2008). Furthermore, the researchers demonstrated that tissue inflammatory cytokine mRNA was reversed to baseline levels in the colons of mice treated with naltrexone.

A Phase 2 trial with low-dose naltrexone was completed on patients with Crohn’s Disease and the objective of the trial was to determine the role of endogenous opioids and opioid antagonists in healing and repair of tissues. Eligible subjects with histologically and endoscopically confirmed active Crohn’s disease activity index (CDAI) score of 220–450 were enrolled in a study using 4.5 mg naltrexone per day. Infliximab was not allowed for a minimum of 8 weeks prior to study initiation. Other therapy for Crohn’s disease that was at a stable dose for 4 weeks prior to enrollment was continued at the same doses. Patients completed the inflammatory bowel disease questionnaire (IBDQ) and the short-form (SF-36) quality of life surveys and CDAI scores were assessed pre-treatment, every 4 weeks while on therapy and 4 weeks after completion of the study. The drug was administered by mouth each evening for a 12-week period. Seventeen patients with a mean CDAI score of 356 °æ 27 were enrolled. CDAI scores decreased significantly (P = 0.01) with LDN, and remained lower than baseline 4 weeks after completing therapy. Eighty-nine percent of patients exhibited a response to therapy and 67% achieved a remission (P < 0.001). Improvement was recorded in both quality of life surveys with LDN compared with baseline. No laboratory abnormalities were noted. The most common side effect was sleep disturbances, occurring in seven patients. The trial concluded that LDN therapy appears effective and safe in subjects with active Crohn’s disease.

Another Phase 2 trial therapy was conducted, entitled, Therapy with the Opioid Antagonist Naltrexone Promotes Mucosal Healing in Active Crohn’s Disease: A Randomized Placebo-Controlled Phase 11 trial at the Department of Medicine, The Pennsylvania State University, College of Medicine, GI Medicine [Smith, JP. et al, 2011]. Aims – A randomized double-blind placebo-controlled study was designed to test the efficacy and safety of an opioid antagonist for 12 weeks in adults with active Crohn’s disease. The phase 2A trial had 3 major endpoints for the study including: 1) Clinical improvement based upon the Crohn’s Disease Activity Index (CDAI) Score, 2) Mucosal healing by colonoscopy, and 3) Safety. The human studies were done with FDA approval under IND 67442. Forty subjects with active Crohn’s disease were enrolled in the study. Randomized patients received daily oral administration of 4.5-mg naltrexone or placebo. Providers and patients were masked to treatment assignment. The primary outcome was the proportion of subjects in each arm with a 70-point decline in Crohn’s Disease Activity Index (CDAI) score. The secondary outcome included mucosal healing based upon colonoscopy appearance and histology. Eighty-eight percent of those treated with naltrexone had at least a 70-point decline in CDAI scores compared to 40% of placebo-treated patients (p = 0.009). After 12 weeks, 78% of subjects treated with naltrexone exhibited an endoscopic response as indicated by a 5-point decline in the Crohn’s disease endoscopy index severity score (CDEIS) from baseline compared to 28% response in placebo-treated controls (p = 0.008). 33% achieved remission with a CDEIS score <6, whereas only 8% of those on placebo, showed the same change. Fatigue was the only side effect reported that was significantly greater in subjects receiving placebo. The study concluded that Naltrexone improves clinical and inflammatory activity of subjects with moderate to severe Crohn’s Disease compared to placebo-treated controls. Strategies to alter the endogenous opioid system provide promise for the treatment of Crohn’s Disease.

A pilot study was completed entitled Safety and Tolerability of Low-dose Naltrexone Therapy in Children With Moderate to Severe Crohn’s Disease trial at the Department of Medicine, The Pennsylvania State University, College of Medicine, GI Medicine Smith, (JP. et al, 2013). The aims of this study were to evaluate the safety and tolerability of an opioid antagonist, naltrexone, in children with moderate to severe Crohn’s disease. The pilot clinical trial was conducted in children with moderate to severe Crohn’s disease. Fourteen subjects with a mean age of 12.3 years (range, 8 to 17 y) were enrolled. Children were randomized to placebo or naltrexone (0.1 mg/kg) orally for 8 weeks followed by open-labeled treatment with 8 additional weeks of naltrexone. Safety and toxicity were monitored by physical examinations and blood chemistries. Clinical activity was assessed by the Pediatric Crohn’s Disease Activity Index (PCDAI) and Quality of life was monitored by the Impact III survey. The results indicated that oral naltrexone was well tolerated without any serious adverse events in children with moderate to severe Crohn’s disease. PCDAI scores decreased from pre-treatment values (34.2Å 3.3) with an 8-week course of naltrexone therapy (21.7Å 3.9) (P=0.005). Twenty-five percent of those treated with naltrexone were considered in remission (score r10) and 67% had improved with mild disease activity (decrease in PCDAI score by at least 10 points) at the end of the study. Systemic and social quality of life improved with naltrexone treatment (P=0.035). The study concluded that naltrexone therapy seems safe with limited toxicity when given to children with Crohn’s disease and may reduce disease activity.

Food And Drug Administration

There are three types of meetings with the FDA: Type A Meeting – is a meeting that is “immediately necessary for an otherwise stalled drug development program to proceed.” This type of meeting refers to meetings to resolve disputes, talk about clinical holds, special protocols. Type B Meetings are identified as (1) pre-IND meetings, (2) certain end of Phase I meetings, (3) end of Phase 2/pre-Phase 3 meetings and (4) pre-NDA/BLA meetings. A type C Meeting is any other kind of meeting.

The Company attended a Type C meeting with the FDA June 26, 2013 with the Division of Gastroenterology and Inborn Errors Products regarding the clinical and regulatory aspects of the proposed Phase IIB/III development program and future 505(b)(2) application for Low Dose Naltrexone (LDN) in the treatment of adults and pediatric patients with Crohn’s Disease. In principal the FDA agreed that a 505(b)(2) application would be an acceptable approach at FDA recommends that sponsors considering the submission of an application through the 505(b)(2) pathway consult FDA’s regulations at 21 CFR 314.54, and the draft guidance for industry Applications Covered by Section 505(b)(2) (October 1999). The Company is planning to submit a request for “breakthrough technology” designation. If this request is granted, what impact could it have on minimizing the Phase 3 study design(s) and the package needed for filing the 505(b)(2) application.

The Company retained the services of Cote Orphan to provide a new briefing package and work with the Division for Breakthrough Therapy Designation is granted to determine the most efficient development program for your product and proposed indication. The Company notes that a 505(b)(2) NDA will need to be submitted with all the same components that a regular NDA requires. The Company hopes to submit our briefing package to the FDA because CDAI was previously been accepted by the FDA for phase 3 trials in CD, FDA has reconsidered the use of the CDAI as a measure of clinical response to therapeutic intervention and we our new trial design endpoint will include endoscopies to show true mescal healing. The Company delayed submitting our new briefing package to the FDA as a number of changes were under consideration at the FDA in connection with 505(2)(b) pathway drug development. The Company has recently begun to make final changes to the briefing package, and expects to present its new briefing package to the FDA before the end of the third quarter 2017, with a meeting shortly thereafter.

Anticipated developmental timelines for Cytocom, Inc.

Guidance meeting held with FDA regarding pediatric and adult studies provided feedback and based on the new submission of a briefing package we anticipate presenting final protocols for both adult and pediatric trial.

●	Current development plan includes:

●	Two adult studies planned:

●	Double-blind, randomization, 24-week study of LDN vs. Placebo at 4.5mg
●	Double-blind, randomization 12-week multi-dose study including 4.5mg
●	Both studies will roll-over to an open label
●	Studies to commence Q1 2017

●	Two pediatric studies

●	Double-blind randomization, 24 week study of LDN vs. Placebo at
●	Both studies will roll-over to open label
●	Studies to commence Q1 of 2017

Competitive Advantage

The Company believes many of the same advantages of our therapies apply to both the US market as well as the African market. LodonalTM could provide the first affordable, non-toxic approach for treatment of immune dysfunction, cancer and d chronic inflammatory state.

Some of the Competitive Advantages and Benefits of LodonalTM include the following:

Lower production costs and sales price of treatments

Today the majority of the drugs under development are both more expensive and more toxic. We do not believe this is the right way to move forward. Biologic agents cost between $12,000 and $150,000 a year.

LodonalTM/ IRT-103 can be manufactured and delivered in Emerging Nations for under $.90 cents a day and we estimate a price of $3,600 dollars a year in developed country underwritten to $10 to $15 dollars per month and when not underwritten the company will provide to patients for $30 dollars a month.

Lodonal™ should be able to substantially reduce health care costs for a number of reasons:

●	IRT-103 and Lodonal™ can provides a new, non-toxic inexpensive method of medical treatment by mobilizing the natural defenses of one’s own immune system. It can be used as a stand-alone therapy or an adjunct to existing immunosuppressive therapies by reducing the toxic side effects of immunosuppressive drugs.
o	Patients who are taking immunosuppressant drugs should see their doctor on a regular basis to monitor the patient for unwanted side effects.
●	Lodonal™ does not require the medical supervision of antiretroviral or immunosuppressive therapies.
o	Immunosuppressive drugs are very powerful and can cause such serious side effects as high blood pressure, kidney problems, malignancies and liver disorder. Immunosuppressant drugs lower a person’s resistance to infection and can make infections harder to treat. The drugs can also increase the chance of uncontrolled bleeding.
●	Lodonal™ has no toxic side effects as it is an immunomodulator and activates and re-balances the immune system.
o	HIV as a Chronic Disease: For reasons that remain to be elucidated, antiretroviral-treated HIV disease is associated with a new constellation of problems, generally referred to as “non-AIDS morbidity”, and, in the popular press, “premature aging”
●	Health care systems in those regions where most people with HIV reside (e.g., sub-Saharan Africa) were designed to provide acute care only and are ill equipped to provide the chronic care, which is now required to manage HIV.
●	Lodonal as an immunomodulator has a way of helping what is now referred to as “non-AIDS morbidity”, and, in the popular press, “premature aging”.
●	Blocks release of proinflammatory cytokines including Interleukins IL6 and IL12, TNFα, NF-ĸB (nuclear factor kappa light chain enhancer of activated B cells)
●	Modulates T and B lymphocyte production and cause Shift from Th1 (pro-inflammatory) to Th2 (anti-inflammatory)
●	Affects microglia – macrophages/ 1st line of immune defense in CNS; normally quiescent;
●	Cell death, inflammation, infection à Activated microglia à increase in proinflammatory cytokines, excitatory amino acids, and nitric oxide
●	(NO); Increased NFkB à additional proinflammatory cytokines that act on neurons to create pain, fatigue, etc.; Naltrexone suppresses microglial activation;
●	Low dose naltrexone (LDN) enhances maturation of bone marrow dendritic cells (BMDCs)
●	Reduces inducible nitric oxide synthase activity à decreased peroxynitrite formation à glutamate transporters inhibited
●	Excitatory neurotoxicity of glutamate on neuronal cells and oligodendrocytes is prevented
●	Apoptosis of oligodendrocytes reduced
●	Downregulates NFk2, inflammatory cytokines (TNF, IL-1, IL-6)

●	These are all immune system changes associated with aging, which potentially can be improved by Lodonal, which will improve the quality of life for HIV/AIDS patients and reduce the health care burden on the medical system.
o	Avoiding contact with people who have infections is also important. In addition, people who are taking or have been taking immunosuppressant drugs should not have such immunizations as smallpox vaccinations without consulting their physician. Because their resistance to infection has been lowered, people taking these drugs might get the disease that the vaccine is designed to prevent. People taking immunosuppressant drugs should avoid contact with anyone who has had a recent dose of oral polio vaccine, as there is a chance that the virus used to make the vaccine could be passed on to them.
●	Lodonal™ has no toxic side effects.
●	LodonalTM does not compromise the immune system.

o	Indirect Cost of Immunosuppressive drugs
●	HIV/AIDS still ranks 5th among the 14 diseases, with indirect per person costs ranging from $890 to $2663 in Zaire and from $2425 to $5903 in Tanzania indirect costs are roughly 95% of the total costs which are not covered by donor dollars.
●	The total economic burden of CD was $10.9-15.5 billion in the United States and euro 2.1-16.7 billion of which is approximately 30% to 50% are indirect cost.
●	Lodonal™ has been shown to reduce the number of opportunistic infections with HIV/AIDS

Lodonal™ can improve compliance. When used correctly, antiretroviral therapy (ART) is effective. However, according to recent studies, ART regimens require 70–90% adherence in order to be effective. Sustaining adherence to ART over the long term requires accurate and consistent monitoring, and this is a particular challenge for countries in sub-Saharan Africa.

o	Lodonal is a simple, once-daily regimen, which can be taken with or without a food,
o	Occasional non-compliance will not affect the overall success therapy.
o	Does not require the medical supervision of antiretroviral or immunosuppressive therapies (people will not lose time from work).
o	Compliance is further challenged by various social and clinical obstacles, where inadequate suppression of viral replication by ART are resulting due to poor adherence to therapy, low potency of the antiretroviral regimens and viral resistance to antiretroviral medications.
o	Estimates suggest that the average rates of non-adherence to antiretroviral therapy range from 50% to 70%.
o	Due to lack of compliance, the transmissibility of the antiretroviral resistant viruses from person to person further compounds the problem as a clinical and public health challenge. Which continues to be one of the major problems with treatment around the world.

Our lead product candidate with the FDA is IRT-103 and is posed to initiate a pivotal phase IIB/III clinical trial for moderate-to-severe adult Crohn’s disease as well for pediatric Crohn’s disease, an orphan indication. We will need to complete both a Phase 2B and Phase 3 clinical trial for both Pediatric and Adult Crohn’s Disease for IRT-103 before we can obtain final approval to market the drug in the U.S. from the FDA.

The Company seeks to benefit patients with chronic and often life-threatening diseases through the stimulation and/or regulation of the body’s immune system. Using our patented immunotherapy, management believes that the Company’s products, technologies and patents will harness the power of the immune system to improve the treatment of cancer, HIV/AIDS, autoimmune diseases, opportunistic infections and inflammatory disorders.

Recent Accomplishments

The Company obtained drug approval from NAFDAC (National Agency for Food and Drug Administration and Control) in April of 2016. In May the Company began the regulatory process with NAFDAC for marketing authorization. There were a number of steps the Company is required to complete before marketing approval will be granted despite the current approval of Lodonal™ as a treatment of immune deficiency by NAFDAC.

The Company is currently completing the regulatory process to begin marketing the drug in Nigeria. Beginning in July of 2016 NAFDAC began requiring a manufacturing site inspection before authorizing the marketing of any new products, including Lodonal™.

On October 3, 2016 the Company received a letter from NAFDAC requesting a site visit of our manufacturing facility as the final step in regulatory marketing approval. Upon completion of the site visit the Company expects to receive marketing approval shortly thereafter.

The Company has been informed that the Nigerian approval allows the company to use the approval to be “fast tracked” for approval in the Economic Community of West African States, a regional group of sixteen countries, of which Nigeria is a member. The countries include Benin, Burkina, Faso, Cote d’Ivoire, Gambia, Ghana, Guinea-Bissau, Liberia, Mali, Nigeria, Senegal, Sierra Leone, and Togo. These countries play a major role in our Africa development strategy, as they are part of the “Test and Treat Program” for West and Central Africa. While the trend in international health funding for HIV/AIDS and ART (Antiretroviral Therapy) and the policies that drive the funding, has been to focus on high-burden countries and HIV ‘hotspots’ in Sub-Saharan Africa, most countries in the region classified by the UN as the West and Central Africa (WCA) region have been neglected. In the WCA region, 76% of those who need antiretroviral therapy – a total of five million people – are still awaiting treatment. The unmet needs in most of these countries are slipping further out of focus and we believe that Lodonal™ could help the people of West and Central Arica.

In September of 2016, the company retained the services of GLOBALMEDLINE SARL in Senegal to assist the drug registration of Lodonal™ in Senegal for HIV/AIDS and Cancer. The filing in Senegal is part of the company’s program to register Lodonal™ throughout the francophone (French-speaking) countries in Africa using our approval in Senegal to fast track the process.

The Company is currently in the process of filing in Kenya, Ghana, Liberia, Mali and Uganda. We will be adding additional countries in 2017.

In September of 2016 the Company signed a consulting agreement with the Honorable Joyce Banda as a member of the Champions for an AIDS Free Generation. His Excellency Festus Mogae, the Former President of the Republic of Botswana, first launched The Champions in 2008. The Champions program works to ensure that all children are born free from HIV in Africa and that all people have access to quality HIV prevention and treatment services.

The Company has been assigned three provisional patent applications: No. 62/296,759, a Method for Inducing a Sustained Immune Response; No. 62/379,272, a Method for Treating and Preventing Protozoan Infection; and No. 62/450,635, Methods and Compositions Useful for Treating Cancer Application. The Company expects to file additional patent applications in the coming months. Our intellectual property portfolio includes biotech assets acquired either through acquisition or exclusive licensing. The Company converted the provisional patent for method for inducing immune response into a US patent, and a PCT application was filed on February 17, 2017 under number PCT/IB2017/000124.

The Company has retained the services Coté Orphan to assist in obtaining FDA and EMEA approvals. Cote Orphan is a boutique, full-service, lab-to-market regulatory group focused on Orphan Drugs. Team Coté is led by Dr. Tim Coté, the former Director of the FDA’s Office of Orphan Products Development (OOPD). Dr. Cote is currently working with the Company to file a briefing package and final protocols for adult and pediatric Crohn’s Disease. The Company expects to finish this process by the end of the second quarter of 2017. The Company has delayed its request for a Type B meeting with the FDA on Crohn’s Disease, as the FDA is in the process of making changes in a number of areas as it applies to both 505(2)(b) pathway development and paediatric trials. The Company is preparing its final submission and expects to have the briefing package ready in the next 90 days.

The Company recently submitted its application for drug approval in Senegal and Kenya, and expects to have responses from the regulatory authorities by the end of the fourth quarter of 2017.

The Company’s Board has authorized continued discussions with a number of potential partners in Far East as well as discussion with drug development partners in both the US and EU.

MENK

MENK, also herein referred to as IRT-101, opiate growth factor or OGF, and Methionine-enkephalin is a synthetic peptide that activates natural killer (“NK”) cells of the immune system to seek and destroy cancer cells of the immune system to seek and destroy cancer cells. IRT-101 is a small peptide normally made by nerve cells and immune cells.

Further work in the laboratories of Plotnikoff, et al. has shown that daily injection of enkephalins into mice for 1 week resulted in increases in the size and weight of the thymus gland and a concomitant decrease in size and weight of the spleen. These observations led the same workers to study the antitumor action of the enkephalins. Mice carrying L 1210 tl.~mor cells were treated with methionine and leucine enkephalins, and their survival was compared to placebo treated controls.

The survival of the enkephalin-treated mice was longer than that of controls. Such observations in the animal model prompted these and other researchers to evaluate the immune potentiating effects of enkephalins and endorphins in humans. Plotnikoff and his group found that enkephalins and endorphins stimulated active rosettes in humans. Similar results were obtained by Gilman, et al., and Wybran, et al. This work was expanded further to study the effect of enkephalins on an immunosuppressed population of individuals. Lymphocytes from a group of lymphoma patients were treated with the enkephalins in vitro and then evaluated for rosetting with sheep red blood cells (SRBC’s.) It was found that both methionine and leucine enkephalins enhanced the ability of these cells to form T cell rosettes when compared to controls. Methionine enkephalin exhibited this immunopotentiation at a concentration as low as 10-14 mg/ml.

Studies have been undertaken in laboratories to investigate the effects of enkephalins on natural killer (NK) cell activity. The NK cells are a population of cells that can selectively lyse certain tumor cells in vitro without prior sensitization. This is a heterogeneous population of cells present in a variety of animals and humans. It is presently believed that these cells play a major role in protective surveillance against cancer. Anticancer potential of many of the immune activators has been measured by their ability to boost the (NK) defenses of the host. Results to date indicate enkephalins are capable of enhancing NK activity in vitro from normal volunteers and more importantly from cancer patients, some of whom have been heavily pretreated with chemotherapy.

Three separate groups have now reported in vivo clinical findings with the use of methionine enkephalin in patients with AIDS and symptomatic HIV infection. A Low Dose Study (10 micrograms/kg l.V.3 times/wk. for 12 weeks) Zunich and Kirkpatrick administered 10 μg/kg MEK intravenously three times weekly for up to 12 weeks to seven patients with various stages of HIV infection. This trial was conducted prior to the advent of potent antiretroviral therapy. In evaluating cellular immunity, the authors stated that MEK appears to temporarily enhance selected immune responses in patients infected with HIV. However, in this study, the results were neither clinically, nor statistically significant. There were no adverse reactions or evidence of toxicity.

Moderate-High Dose Studies (20, 25, 40, 50, 60, 80, and 100 micrograms/kg 1.V. 1 to 3 times/week for one to 24 months) have also been conducted. The preliminary clinical studies of MEK in symptomatic HIV infection, AIDS and cancer patients (30, 32, 45, 46, 47, 48 and 49) involved individualized treatment schedules with doses ranging up to 100 μg/kg 3x/week and durations extending beyond one year. There were no serious adverse reactions attributed to treatment for any of the patients studied. All reactions were transitory and appear to have been directly related to the infusion.

Eight Kaposi’s Sarcoma Patients were administered MEK (10-100 μg/kg 1-3 x week for 1-24 months). There were no serious adverse reactions attributed to treatment for any of the patients studied.

Symptomatic HIV Infection (Treatment one month up to 24 months, MEK administered at doses of 20-100 μg/kg 1-3x week). In a pilot study in these patients, Dr. J. Wybran in Brussels, Belgium indicated that there may be immunological improvements with MEK treatment. No adverse reactions attributable to MEK treatment were observed.

Asymptomatic HIV+ patients. Four asymptomatic HIV+ patients were treated with methionine enkephalin (60 μg/kg i.v.) once a week for 1-4 months. The monoclonal marker Leu 19 (CD56) for natural killer and killer cells was found to be increased in all four patients (18/24 discrete measures). No adverse reactions to methionine enkephalin were reported. It appears, based on the above data, that a new group of clinically useful immune modulators called enkephalins are emerging. Their in vitro magnitude of potency is at least 106 - 107 greater than that of interferon, interleukins and thymus hormones. Stimulatory effects were observed at concentrations as low as 1012- 10-14 mg/ml (33-37). Such characteristics make endogenous peptides ideal for therapeutic trials. The following additional facts are of interest in this regard: a) Methionine enkephalin stimulates humoral immunity (at low doses) and chemotaxis; b) Methionine enkephalin selectively stimulates production of cytotoxic T cells. Cytotoxic T cells (CD3, CD8) have been reported to inhibit reverse transcriptase of HIV; c) Subacute safety studies in rats and dogs at doses up to 25 mg/kg resulted in no toxicity; d) Human safety studies using doses up to 250 micrograms/kg resulted in no toxicity; e) Enkephalins may in fact be the natural mediators for the endogenous release of both interleukin 2 (32, 44), gamma interferon (32, 44) and IL-12.

Prior clinical studies

Eight (8) Phase I and four (4) Phase II clinical trials completed in cancer and HIV/AIDS between the years 1997-2015.

Notably promising data in HIV/AIDS and Cancer with strong efficacy signals:

123 adults in Phase I/II trials in cancer Between the years 1997-2014

250 adults in Phase I/II for HIV/AIDS Between the years 2000 -2014

Our first acquisition was the patents and intellectual property of Dr. Nicholas P. Plotnikoff and Professor Fengping Shan in 2012. While Dr. Plotnikoff was with Oral Roberts University, he was a member of the team that developed and patented the specific application of MENK as a treatment for cancer, HIV/AIDS, and infectious diseases. All of the clinical data generated by Dr. Plotnikoff has been included in our briefing package to the FDA.

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

Product Development Status

●	Phase I Trial Pancreatic was completed in 2007 – Department of Medicine, The Pennsylvania State University, College of Medicine, GI Medicine.
●	Dose is 250-300 μg/kg IV weekly.
●	Showed minimal side effects.
●	Determine the maximum tolerated dose standard 3+3 regimen starting at 25 μg/kg.
●	Safety and toxicity of OGF (paresthesia, hypotension at 250μg/kg over 30 min).
●	Compare route of administration (IV vs. SC); solubility issues with sc in low volume.
●	Pharmacokinetic assays; [Met5]-enkephalin by RIA.
●	Examine safety of chronic administration.

Phase I combination trial OGF & Gemcitabine

●	Primary

Evaluate the safety and toxicity of the combination of OGF biotherapy and gemcitabine chemotherapy in patients with advanced pancreatic cancer / pharmacokinetics. N =20

●	Secondary

Examine the role of OGF given with gemcitabine on, patient survival.

Patients were treatment naïve.

All of the symptoms and possible side effects of MENK/OGF therapy such as nausea, constipation, dry mouth, flushing, diarrhea and abdominal pain thought to be due to the advanced cancer rather than the treatment.

The two side effects thought to be due to the MENK/OGF therapy include the transient paresthesia or tingling at the beginning of the infusion and the hypotension.

The survival of patients with metastatic pancreatic cancer was increased to almost 9 months compared to standard historical medications used.5 FU only lengthens the survival to 4.5 months and gemcitabine to 5.8 months.

Phase II Trial Pancreatic Cancer

In our larger Phase 2 study when we compared survival of OGF patients to 266 untreated control subjects, the survival was increased. (Department of Medicine, The Pennsylvania State University, College of Medicine, GI Medicine)

●	Funded by FDA Orphan Drug Program
●	Treatment OGF 250mg/kg over 45 min weekly
●	Open-labeled, untreated controls
●	Primary endpoint: Survival
●	Secondary endpoints: efficacy, QOL
●	25 OGF-treated subjects & 166 controls
●	Eligible patients:
●	Unresectable pancreatic cancer
●	Failed standard therapy
●	Karnofsky status 50%

Most importantly, there were no changes in the blood laboratory tests with OGF. Compared to standard chemotherapy that reduces the blood count from bone marrow toxicity, the blood count remained stable with OGF.

One of the most important features of OGF therapy in cancer patients with advanced metastatic disease is the marked improvement in Clinical Benefit. Clinical benefit is based upon parameters that reflect the overall well-being of the patient, including Pain control, performance status, and body weight. 53% of those receiving OGF experienced a clinical benefit compared to patients treated with standard chemotherapy.

The Company is planning to rely on the following available information and historical data to support the initiation of the Phase 3 study and filing of the NDA:

1. Clinical safety data from studies conducted under this IND (50,987 studies NIH# R03

CA80646, NCT00109941, and IRB Protocol No. 26336;

2. Clinical safety data from studies conducted under IND 34,442 (MENK for the treatment of AIDS/ARC and cancer patients and normal healthy volunteers

Toxicology Studies completed by Baxter and Travenol 1984 and 1985

Published literature as summarized in this package (to provide nonclinical pharmacology and additional safety data). To support the NDA filing, we are also planning to conduct the following additional study:

Phase 2b study will run in parallel with the Phase 1 PK and 3 month GLP toxicology studies.

●	Population to be studied: Patients on first line therapy with local advanced or metastatic disease
●	The Company is running the GLP toxicology at an FDA approved facility in China and those studies will be completed before the end of Q4 2017.
●	The company anticipates a database of 300 – 600 patients at the time of NDA filing.
●	The FDA stated that a genotoxicity study will not need to be conducted.
●	The MTD has been established previously under this IND in pancreatic cancer patients
●	Due to safety data collected to date and established MTD, TNI BioTech believes that a Phase 1 PK study in healthy volunteers can be run concurrently with a Phase 2 clinical trial in pancreatic cancer patients
●	Doses will not exceed the previously established MTD (250 µg/kg)

Sponsor, which in this case is the Company, will submit the Phase 2b clinical protocol for FDA review. The FDA confirmed that the Phase 2b study could be conducted as an open-label randomized study with two doses of MENK in combination with nap-paclitaxel + gemcitabine versus nap-paclitaxel + gemcitabine. Exact study design will be determined by the Sponsor, and submitted to the FDA for review.

After completion of the Phase 2b study, the Agency would grant the Sponsor an End-of-Phase 2 meeting.

Hubei Qianjiang and Immune Therapeutics have a signed agreement for the development of MENK and have moved forward on that project since 2014-present.

PK and Toxicology Studies were delayed in 2015 because the China Food and Drug Administration (CFDA) required Chemistry, Manufacturing and Controls to be completed before starting the toxicology study. They have been started and will be completed by the end of 2017.

Hubei Qianjiang signed Pharmaceutical Development Agreement for Formulation Development and CTM Manufacturing of Methionine–Enkephalin for Quinjiang and Immune Therapeutics with China Peptide Company (“CPC”) in Q3 2015

CPC perform analytical, pre-formulation, formulation development, clinical trial manufacturing, release testing and ICH1 stability for Methione- Enkephalin

CPC is among only a handful of companies in the world that can claim both ISO Certification and cGMP licensing. In February 2012, CPC became the first peptide company to successfully pass US FDA inspection outside of US and Europe regions.

CMC and formulations are required for mass production of MENK, which is also required for pivotal trials with the FDA for this work has been ongoing since our meeting with the FDA.

i.	Qianjiang will provide Cote Orphan the CMC data which is required as part of filing MENK protocols.

In addition Hubei has completed pre-clinical studies using MENK on various cancers in the lab using mouse models and has shown to be successful in a number of cancers including colon, pancreatic and hepatic. The data will be translated and provided as part of the briefing package for both pancreatic and liver cancer.

The MENK treatment was generally well tolerated with no appreciable toxicity observed. The high dose of MENK increased adaptive cell immunity resulting in increased activity of the body’s immune system (e.g. increased IL-2 receptors, CD56 NK and LAK cells, CD3, CD4 and CD8 cells) and a reduction in the size of lymph nodes. One patient in the high dose group administered by rapid intravenous infusion experienced dizziness, diaphoresis, elevated blood pressure and decreased pulse rate. These signs and symptoms were responded to with supportive measures.

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

Plotnikoff & Shan History

●	1983 Baxter takes license Conducts sub-chronic multiple dose pathology and toxicology studies
●	Beginning 1984 Open Label clinical studies started in cancer and AIDs patients
●	1989 NIH AID’s Committee recommends Methionine-enkephalin for inclusion in AIDs clinical trials (low priority). Methionine-enkephalin discovered to activate LAK cells which destroy AIDs virus
●	1990-1995 Double Blind placebo controlled study in HIV patients begun at C.R.L in New York
●	1995-2000 Open Label Tulsa, Belgium, Denver and New York
●	2012-2014 Open Label 1Department of Cord Blood Bank, Shengjing Hospital; China Medical University; Heping District, Shenyang, PR China; Department of dermatology; No.1hospital; China Medical University; Heping District, Shenyang, PR China; Department of Immunology; School of Basic Medical Science; China Medical University; Heping District, Shenyang, PR China and TNI Bio. Tech. Inc.; Orlando, FL USA
●	In 1984 Nicholas P Plotnikoff and Gerald C miller and Joseph Wybran (etc) initiated a trial in 14 healthy volunteers and 8 cancer patients the Clinical pharmacology of methionine-enkephalin was studied in normal volunteers at doses of 1, 10, 50, 100, 150, 200, and 250 pg/kg. Immunologically, increases in total lymphocytes, B lymphocytes, active rosette-forming cells, T lymphocytes (OKTl 1), T-helper lymphocytes (OKT4), and T-suppressor lymphocytes (OKT8) were seen after infusion with methionine-enkephalin. In addition, increased mitogen-stimulated blastogenesis with PHA, Con A, and pokeweed were also seen with methionine-enkephalin treatment. No material changes were seen in EKG, blood pressure, heart rate, respiratory rate, temperature, or neurologic reflexes of normal volunteers receiving methionine enkephalin in doses of 1 to 200 pg/kg.

Our human (in vivo) studies have demonstrated that methionine-enkephalin is an activator of T-cell subsets, NK cells, and potentiator of blastogenesis in the presence of PHA, Con A, pokeweed, or Staph A. All of the clinical pharmacologic variables were normal, including EKG, heart rate, blood pressure, respiration, temperature, and neurologic reflexes, as well as urinalysis and SMAC 26. Transient side effects such as vasodilation and/or gastrointestinal cramps were seen only at high doses (100, 150, 200, and 250 pg/kg). Thus, in this study, methionine-enkephalin, a natural hormone, was administered without significant adverse effect in a dose range of 1 to 250 pg/kg (by intravenous infusion).

In our studies in cancer patients with Kaposi’s sarcoma (due to AIDS), melanoma, lung cancer, and hypernephroma increases in T-cell subsets were also observed. Increased levels of blastogenesis with the mitogens PHA, Con A, and pokeweed were also observed. An increased expression of interleukin-2 receptors was also observed, while Wybran reported increased blood levels of interleukin-2 in patients receiving methionine-enkephalin. In addition, Wybran et al. 28 have reported that methionine enkephalin elevates T-cell subset numbers in pre-AIDS or ARC patients. Methionine enkephalin may well be useful as an immunomodulator in the treatment of patient in the early stages of their illness and/or following surgery, radiation, or chemotherapy treatment.

Cancer Patients

Methionine-enkephalin was administrated to seven patients with lung cancer. These patients were newly diagnosed and had not yet received prior treatment such as surgery, chemotherapy, radiotherapy, or immunotherapy. Immunologic tests were performed before Methionine-enkephalin injection, and 2 hours, 24 hours, 6 days after Methionine-enkephalin perfusion. The results can be summarized as follows: in four patients active T-cells were increased in the blood; in five patients the percentage of OKTlO increased in the blood; and in seven the cells with the Leu 11 phenotype increased (to more than twice the initial value in four of these patients). More interestingly, NK activity increased in five of seven patients (by more than 100 in three of them, in whom NK activity increased from 30 to 60, 7 to 15%, and 18 to 36%).

Once again, the absence of subjective or objective side effects should be stressed in this single-injection study.

ARC Patients

Seven patients with AIDS-related complex received Methionine-enkephalin three times a week intravenously for a minimum of 21 days; the concentrations varied from 20 to 100 pg/kg at each injection. Some patients have already been treated for 130 days. The immunologic results can be summarized as follows after 21 days of treatment: increase in the numbers of blood OKT3 and OKT4 lymphocytes, no increase in the absolute count of lymphocytes, borderline increase in NK activity (p < 0.10), and increase in IL-2 production as well as in PHA response. The most striking result is the enhancement of the PHA response. Some patients were treated for a longer period of time and one patient has shown a remarkable immunologic and clinical course. This 32-year-old Caucasian homosexual male had a prior history of an 11-kg weight loss, night sweats, recurrent scrota infections, and lymphadenopathy for a period of 2 years. Testing of his immunologic status showed a reduced OKT4 percentage (20%) and count 336/mm3), low NK activity (22%), low ILL-2 production (0.5 units), and low PHA response (147,000 cpm). He was started on Methionine-enkephalin and followed immunologically as well as clinically. At day 130, his OKT4 percentage is 38% and the OKT4 count 730/mm3. The NK activity has increased to 43% and the IL-2 production is also normalized to 2.1 units. Finally, his PHA response has presently reached 414,000 cpm. Clinically, this patient has no more scrota1 infections, he has gained 8 kg, the night sweats have disappeared, and the lymph nodes have completely regressed within 3 months. In summary, this patient shows an almost complete immunologic nonspecific functional reconstitution, except with respect to the OKT4 subset. Clinically, he is in complete remission. All the data indicate that Methionine-enkephalin can enhance some immunologic functions in ARC patients, and preliminary data suggest some therapeutic beneficial effect in some patients. These results have to be confirmed in larger series in double-blind randomized trials.

AIDS Patients

One AIDS patient received a single injection of 20 pg/kg of Methionine-enkephalin and his PHA response increased from 4300 cpm to 14,000 cpm! Another AIDS patient with Kaposi’s Sarcoma is now receiving chronic treatment with Methionine-enkephalin. His lesions have remained stable for 4 months. More interestingly, an AIDS patient (with Hodgkin’s lymphoma, Toxoplasma cerebral abscess, atypical mycobacteria) was diagnosed as having Kaposi’s Sarcoma lesions (biopsy-proven). He was started on Methionine-enkephalin treatment 1 month after the Kaposi’s Sarcoma lesions appeared, and after 4 weeks of treatment these lesions have flattened and are in the process of disappearing (as determined by biopsy). In the case, Methionine-enkephalin administration was associated with the regression of the Kaposi’s Sarcoma.

Clinical Studies finished with 178 patients in Tulsa, Brussels the Belgium Medical School, New York SUNY, Denver Colorado Medical School and Chicago to increase number of cytotoxic cells CD4, CD8 and NK Cells in AIDS and Cancer patients. The studies demonstrated that Methionine-enkephalin is an effective and potent immunomodulator in HIV/AIDS patients. Methionine-enkephalin exhibited a dose response between the dose of 10, 20, 50 and 100 micrograms/kg in terms of increasing number of CD3, CD4, CD8 and NK cells in these patients (average increase of 50%). Higher doses of Methionine-enkephalin (150, 200, 250 and 300 micrograms/kg) exhibited a plateau effect. No toxicity was seen in these patients. Methionine-enkephalin increases the number of cytotoxic cells (subsets CD4, CD8 and NK) that are known to specifically destroy HIV. This “antiviral” effect was recorded by marked reduction of p24 both in vitro and in vivo.

A phase II clinical study under IND was completed. The study, was a double-blind and placebo controlled, involved randomized assignment to three arms receiving a weekly intravenous infusion of 60mpg/km (low Dose) or receiving a weekly infusion of 125 micrograms/kg and the third receiving a placebo infusion of normal saline. Twenty subjects completed 12 weeks of the trial, twenty-six patients completed 8 weeks, and 33 patients completed 4 weeks. Eligibility for this clinical study included a positive HIV serology, CD4 level between 200 and 500.

Substantial differences from baseline were observed (at eight weeks in patients receiving 125 micrograms/km) for the following parameters: CD4, DC8, DC35, CD38, CD56, NK, PHA, PWM and CMV. The most important findings of the study were the increase in CD4 (T helper cells) and CD56 (cytotoxic cells NK-K-LAK). There were no serious adverse reactions.

Phase I and Phase II studies have been conducted under the Company’s IND (previously held by Penn State University) that have demonstrated that MENK can be delivered to patients suffering from advanced pancreatic cancer, hepatocellular carcinoma (PI: Eric Kimchi, M.D. at Penn State University) and advanced head and neck cancer (PI: David Goldenberg, M.D., FACS at Penn State University). The maximum tolerated dose has been found to be 250 µg/kg using the intravenous route of administration over a 30-min infusion time in a Phase I trial in fourteen normal volunteers and eight cancer patients. This maximum tolerated dose was later confirmed in Phase I and Phase II trials in patients with advanced unresectable pancreatic cancer.

Patients with Kaposi’s Sarcoma (9 patients), lung cancer (12 patients), melanoma (3 patients), hypernephroma (1 patient), or pancreatic cancer (1 patient) were treated with MENK for one week to 12 months at doses of 10 µg/kg three times per week up to 80 µg/kg 3 times per week. After 1-2 weeks increases in T cell subsets (CD3, CD4, CD8, and CD2 positive cells) were observed. An increase also occurred in IL-2 receptor expression. NK cell activity was measured in 14 patients and an increased NK activity was present in 12/14 patients. No toxicity attributable to treatment with MENK was observed in any patient.

Two case studies have been reported in an infant and a 20-month old child who were treated with MENK. The infant was diagnosed with hepatoblastoma and was treated with one course of neoadjuvant chemotherapy at approximately one week of age. Due to complications from the chemotherapy (neutropenic fever, pneumonia and sepsis), the patient’s parents declined further chemotherapy, and the infant was treated with surgical resection and MENK/LDN. She is currently close to ten years disease–free survival. The 20-month-old child was diagnosed with hepatoblastoma. Due to existing comorbidities (including autosomal recessive polycystic kidney disease and hypertension), and biopsy results that indicated the tumor might be insensitive to chemotherapy, the parents elected not to proceed with neoadjuvant chemotherapy. The patient was treated with surgical resection and MENK/LDN, and is currently at more than five years disease-free survival.

2013- 2014 Open Label China Medical School

2012-Present: We have been running trials both in-vitro and in-vino and have published on some of the work that was completed.

MENK, a penta-peptide is considered as being involved in the regulatory feedback loop between the immune and neuroendocrine systems, with marked modulation of various functions of human immune cells. The aim of the present work was to investigate change of lymphocyte subpopulations in peripheral blood of 50 cancer patients before and after treatment with MENK. Peripheral blood mononuclear cells (PBMCs) of peripheral blood from 50 cancer patients were isolated by density gradient centrifugation using Ficoll-Paque solution and cultured with MENK. We measured proliferation of total nucleated cells, subpopulations of individual CD4+T cells, CD8+T cells, CD4+CD25+ regulatory T cells (Treg), natural killer cells (NK) before and after treatment with 10-12M MENK in cell culture by flow cytometry (FCM).

Our results indicated that MENK showed a strong inhibiting effect on Treg cells while it stimulated marked proliferation of other lymphocyte subpopulations. All data obtained were of significance statistically. It was therefore concluded that MENK could work as a strong immune booster with great potential in restoring damaged human immune system and we could consider MENK as a drug to treat cancer patients, whose immune systems are damaged by chemotherapy or radiotherapy. Furthermore we could consider MENK as a chemotherapy additive, which would sustain immune system of cancer patients during the process of chemotherapy to get maximized efficacy with minimized side effect.

Methionine enkephalin (MENK) improves lymphocyte subpopulations in human peripheral blood of 50 cancer patients by inhibiting regulatory T cells (Tregs). The patients recruited for this study were all with terminal cancers with broad metastasis, underwent chemotherapy and their immune system were damaged severely. They failed to respond to any therapy available and were desperate. After they signed informed consent we began to give treatment. The concrete cases distribution was as following: Rectal cancer: 4, Colon cancer: 6, Stomach cancer: 3, Hepanocellular cancer: 2, Lung cancer: 7, Oval cancer: 3, Pancreatic cancer: 2, Breast cancer: 3, Urinary bladder cancer: 1

This approach helps us learn more knowledge about MENK’s action in rehabilitating human immune system and the conclusion of MENK as an immune enhancer, drawn from present study is fully supported by the data obtained. We believe that this is the first time that published data based on large samples show that MENK could stimulate proliferation of lymphocyte subpopulations by inhibiting Tregs in peripheral blood of cancer patients.

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

Management believes clinical trials involving LDN hold great promise for the millions of people worldwide for the treatment of autoimmune diseases or disorders, central nervous system disorders or those who face cancer. Management also believes it could be the first low-cost, easy to administer therapy with minimal to no side-effects for the treatment of HIV/AIDS, autoimmune diseases and immune disorders, in particular Crohn’s disease, multiple sclerosis, and/or fibromyalgia.

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

Notable published clinical trial evidence indicates that LDN, particularly daily dosing at 3mg - 4.5 mg, stimulates the immune system and is effective in the treatment of some immunodeficiency diseases, such as HIV/AIDS diseases, and advanced cancer as shown in the studies referenced herein. The first clinical trial results with LDN for immune disorders, however, were published only recently in a peer-reviewed medical journal in 2007 which evaluated LDN treatment in a pilot phase II study of 17 patients with Crohn’s disease, a form of inflammatory bowel disease that most commonly affects the ileum and the beginning of the colon. Two-Thirds of patients in this study went into remission after 4.5 mg daily LDN treatment (p < 0.001), with 89% of patients overall showing some degree of response.

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

Management believes in LDN’s potential treatment effects for Crohn’s disease, as the treatments currently available for Crohn’s disease are expensive and carry black box warning due to the toxic side effects associated with virtually all of the currently used drugs. Management believes that LDN provides an attractive alternative. Three published clinical trials in patients with moderate to severe disease, two in adults and one in children, have shown notable disease and quality of life improvement by 12-weeks. LDN was able to reverse the inflammatory activity, promote mucosal healing, and decrease histologic inflammation when compared to placebo-treated controls (Smith J. et al, 2011; Smith J. et al, 2013). Based on these results, the Company has placed a very high priority on implementing a pivotal Phase IIB/III study. By using the 505(b)(2) pathway, confirmation of efficacy in our Phase III study is expected to result in approval by the FDA.

With its increasing recognition in children and adolescents, Crohn’s disease has become one of the chronic diseases that affect young people. Pediatric Crohn’s disease affects approximately 80,000 patients in the United States, and thus has led to orphan drug designation with the FDA. In addition to the common GI symptoms due to inflammation in the small and/or large intestine, children often experience growth failure, malnutrition, pubertal delay, bone demineralization, and psychological issues. Crohn’s tends to be both severe and extensive in the pediatric population with a relatively high proportion of pediatric Crohn’s patients having involvement of their small intestine, proximal to the ileum.

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

The Company, through its subsidiary, will need to complete both a Phase 2B and Phase 3 clinical trial for both Pediatric and Adult Crohn’s Disease for IRT-103 before final approval to market the drug in the U.S. from the FDA. Similarly Phase 2 and Phase 3 clinical trials will need to be completed in the U.S. for IRT-101 before we can obtain final approval to market the drug in the U.S. from the FDA. All clinical trials in the U.S. are being completed under the supervision of our subsidiary Cytocom, Inc.

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

The Company has been able to acquire many of the patents and intellectual property it was seeking, and has also been able to team up with some of the leaders in the field of immunology, experts such as the late Dr. Ronald Herberman (1940-2013), Dr. Fenping Shan, Dr. Jill Smith and Dr. Terry Grossman.

Dr. Plotnikoff is the inventor behind a number of patents granted for cancer treatments and an adjunct to patents for autoimmune diseases including: European Patent United Kingdom, Germany, France, Ireland EP 1401471 BI Methods for inducing sustained immune response; Russian Patent Russian Federation patent number 2313364; The Patent Office of the People’s Republic of China, Application No.: 200810165784.8 China Patent CN1015113407 A The Patent Office of the People’s Republic of China ISSN: 1006-2858 CN 21-1349/R; Patent Agencies Government of India Patent, Application number 1627/KOLNP/2003 number 220265 an Enkephalin Peptide Composition; and the US Patent Pending, US Patent Application 10/146.999 which was approved in January 2014 US patent number 20140024588 (the “Plotnikoff Patents”). The Patent Cooperation Treaty (“PCT”) enables a U.S. applicant to file a single application, known as “an international application,” in a standardized format in English in the U.S. Receiving Office (the U.S. Patent and Trademark Office) that is acknowledged as a regular national or regional filing in any state or region that is party to the PCT.

The Company entered into a Sale of Technology Agreement with Dr. Nicholas P. Plotnikoff on March 4, 2012, wherein Dr. Plotnikoff agreed to transfer and assign all of his rights, title and interest in the Plotnikoff Patents to the Company. The Company received all the production formulations and technology designs from Dr. Plotnikoff necessary for the manufacturing, formulation, production and protocols of the MENK treatment of cancer and HIV/AIDS. As consideration for entering into the Sale of Technology Agreement, Dr. Plotnikoff received 6,000,000 shares of common stock, a royalty of a one percent on all sales of MENK in perpetuity and was granted the position of Non-Executive Chairman of the Board of Directors. The Sale of Technology Agreement was filed with Amendment No. 6 to the Form 10 Registration and incorporated herein by reference.

In addition to the above patents, we also signed an exclusive licensing agreement for all of the intellectual property developed at Pennsylvania State University by Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Dr. Jill P. Smith for the treatment of cancer. The patents cover methods and formulations related to the treatment and prevention of cancers. More specifically, the present inventions describe the use of drugs that interact with opioid receptors (naltrexone, naloxone and the pentapeptide MENK) to inhibit and arrest the growth of cancer. Such efficacy has been discovered to be partially due to the functional manipulation of the zeta opioid receptor through exogenous and endogenous MENK. This receptor has been determined to be present in a variety of cancers, including pancreatic, ovarian, liver, head and neck, and colon cancer. US Patent Numbers 6,737,397, CA 2,557,504, US 20010046968 , US 6737397 , US 6136780 , US 20080015211 , US 20070053838 , US 8003630 , US 20110123437 , US 7807368 , US 7576180 , US 7517649 , US 20080146512 , US 7122651 , US 20060073565, US 20050191241 , Patent No 8,003,630. In addition to the approved patents we have four other patents pending: U.S. Patent Application No. 11/061,932, U.S. Application No. 13/660,129; Israeli Patent Application No. 194734; Chinese Patent Application No.: 200810165784.8 and US Application No. 62/296,759. The licensing agreement referenced in this paragraph was previously filed with Amendment No. 7 to the Form 10 Registration Statement filed January 22, 2014 and is incorporated herewith.

We also acquired the licensing rights to the patent portfolio and intellectual property developed by Dr. Bernard Bihari relating to treatments with drugs that interact with opioid receptors such as LDN and MENK for a variety of diseases and conditions including malignant lymphoma, chronic lymphocyctic leukemia, Hodgkin’s lymphoma, and non-Hodgkin’s lymphoma, chronic herpes virus infections, and chronic infections due to the Epstein-Barr virus and a treatment method for humans infected with HTLV-III (AIDS) virus including patients clinically diagnosed as suffering from HIV/AIDS and those suffering from ARC. The licensed rights include all reissues or modifications, reexaminations, or other related U.S. patent filings directed to the same subject matter and the use of U.S. Patent Number 6,586,443, U.S. Patent Number 6,384,044, U.S. Patent Number 6,288,074, U.S. Patent Number 5,356,900, U.S. Patent Number 5,013,739, U.S. Patent Number 4,888,346. The license agreement with Dr. Bihari was previously filed with Amendment No. 1 to the Form 10 Registration Statement filed on June 7, 2013 and is incorporated herewith.

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

Summaries of the Company’s agreements are as follows:

Dr. Nicholas Plotnikoff

In connection with the share exchange, the following is the scope of the intellectual property transfer: we entered into a Sale of Technology Agreement with Dr. Nicholas P. Plotnikoff on March 4, 2012, wherein Dr. Plotnikoff agreed to a 100% transfer and assign all of his rights, title and interest in: European Patent United Kingdom, Germany, France, Ireland EP 1401471 BI Methods for inducing sustained immune response; Russian Patent Russian Federation patent number 2313364; The Patent Office of the People’s Republic of China, Application No.: 200810165784.8 China Patent CN1015113407 A The Patent Office of the People’s Republic of China ISSN: 1006-2858 CN 21-1349/R; Patent Agencies Government of India Patent, Application number 1627/KOLNP/2003 number 220265 an Enkephalin Peptide Composition; and the US Patent Pending, US Patent Application 10/146.999 e. The Company received all the production formulations and technology designs from Dr. Plotnikoff necessary for the manufacturing, formulation, production and protocols of the MENK treatment of cancer and HIV/AIDS. As consideration for entering into the Sale of Technology Agreement, Dr. Plotnikoff received 8,000,000 shares of common stock, a royalty of a single-digit percentage on all sales of MENK and was granted the position of Non-Executive Chairman of the Board of Directors. There were no other payment provisions included in the termination provisions.

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

Jacqueline Young

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

The termination provision states that, additionally, we can cancel the Young Agreement upon 120 days’ written notice and shall pay all royalties and fees that have accrued. We have the exclusive rights to the intellectual property; however, Ms. Young retains a right to practice the patents licensed under the Young Agreement solely for non-commercial, academic research purposes.

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

Dr. Jill Smith

On December 24, 2012, the Company signed an agreement for the acquisition of patent rights (the “Smith Agreement”) for the intellectual property of Dr. Jill Smith and LDN Research Group, LLC (collectively, the “Licensor Parties”), whose members are Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky and orphan drug designation by the FDA to a novel late-stage drug, trademarked “LDN,” for the treatment of Pediatric Crohn’s disease. The patent covers methods and formulations for treatment of the inflammatory and ulcerative diseases of the bowel, using naltrexone in low doses as an opioid antagonist. These patents were acquired in exchange for the purchase of 300,000 shares of our common stock with a fair market value of $2,715,000 and an up-front payment of $165,384 (consisting of a $100,000 initial license fee and payment of $65,384 of expenses), which totaled $2,880,384.

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

In addition to the above stated 300,000 shares with a fair market value of $2,715,000 at the time of signing with the Company, it was agreed that 1,000,000 shares of common stock at the time of signing of a licensing agreement with Cytocom Inc, with all fees paid by the Company, on behalf of the contract until such time as Cytocom is funded.

The aggregate amounts paid to date under the agreement are: $100,000 in 2014, $100,000 in 2015, and $100,000 set to be paid in December of 2016. The aggregate future potential milestone payments to be paid are: $250,000 upon the initiation of a phase III trial by the FDA, $250,000 upon acceptance of a NDA by the FDA, and $750,000 upon marketing approval by the FDA. The royalty rates for the transactions are 4% on Crohn’s Disease in the United States and 1% on sales in Emerging Markets.

Unless terminated sooner pursuant to the Agreement, the Agreement will terminate upon the later of: (a) the expiration or abandonment of the last patent to expire or become abandoned of the Patent Rights; or (b) Ten (10) years after the first Sale of the first Licensed Product. The Company may terminate the Smith Agreement upon 90 days’ written notice, provided all sublicenses are terminated and all amounts due and owing are paid to the Licensor Parties. The Licensor Parties may terminate the agreement ten days’ after notice to the Company if the Company is ten days late in payment or there is a breach that remains uncured for ten days after written notice of such breach.

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

The Penn State Research Foundation

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

The Foundation Agreement terminates on the expiration or abandonment of the last patent to expire or become abandoned. The Company may terminate the Foundation Agreement at any time upon 60 days’ prior written notice and ceasing to make and sell all licensed products, the termination of all sublicenses and payment of all monies owed under the Foundation Agreement. The licensor may terminate the agreement 30 days after notice to the Company if the Company is 30 days late in payment or a breach that remains uncured for 45 days after written notice of such breach

The Penn State Agreement included an upfront execution payment of $100,000 that was previously paid.

Each year the Company incurs $10,000 in annual payments and maintenance fees on the patents as well as the legal fees in connection with the pending patents.

The aggregate future potential milestone payments to be paid are as follows:

●	One Hundred Thousand Dollars ($100,000) upon initiation of each Phase II trial.
Two Hundred Fifty Thousand Dollars ($250,000) upon initiation of each Phase III trial.
●	One Million Dollars ($1,000,000) to be paid as follows: Two Hundred Fifty Thousand ($250,000) when the NDA is accepted for review by the FDA and Seven Hundred Fifty Thousand ($750,000) when FDA approval to market is approved.
●	First dosing of first patient in a Phase II trial for each Licensed Product 250,000 shares
●	First dosing of first patient in Phase III trial 50,000 shares for each Licensed Product.
●	First Sale of each Licensed Product in the United States and/or Canada 100,000 shares.
●	Achievement of Twenty Million Dollars ($20,000,000) in cumulative Sales for each Licensed Product covered by NDA’s 200,000 shares of common stock.

Royalty rates are equal to four percent (4%) of Net Sales of US and Canadian sales.

Professor Fengping Shan

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

The payment provisions under the Shan Agreement do not provide any up-front or executions payments and no aggregate amounts have been paid or received under the agreement. No future potential milestone payments will be paid or received either. The royalty rate under the agreement is .5% and there are no profit or revenue-sharing provisions to be followed.

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

Employees

As of December 31, 2016, the Company had 5 full time employees.

Reports to Security Holders

Our common stock is registered under the Securities Exchange Act of 1934 and we are required to file current, quarterly and annual reports and other information with the SEC. You may read and copy any document that we file at the SEC’s public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings are available to you free of charge at the SEC’s web site at www.sec.gov. We are an electronic filer with the SEC and, as such, our information is available through the Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. This information may be found at www.sec.gov and posted on our website at www.immunetherapeutics.com.

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

As of December 31, 2015, we had two compounds (IRT-101 and IRT-103) in research and development. In 2015 our development programs focused on both compounds, one in oncology and one in Crohn’s disease; which we are expecting to move into Phase II clinical trials.

The following table provides information about notable regulatory actions by, and filings pending with the FDA and regulatory authorities in the EU, as well as additional indications and new drug candidates in late-stage development.

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	INDICATION	REGULATORY ACTIONS
IRT-101	Pancreatic Cancer	End-of-Phase 1 Meeting with FDA Complete 3Q 2013
IRT-103	Crohn’s Disease	Type C Meeting with FDA Complete 2Q 2013 Scientific Advice with EMA Complete 1Q 2014

The Company expects it will incur future research and development expenditures in the next 12 months through Cytocom. Cytocom plans to conduct Phase II and Phase IIB trials for the treatment of IRT-103 Crohn’s disease, at an estimated cost of $3,900,000 and $7,500,000 respectively for each phase. If the trials do not commence before the end of 2017, the Company will be required to make a payment of $100,000 in December 2017 under its license agreements. In prior years, the Company has been able to raise funds through sales of notes payable, and it expects to do the same for the payment due in 2017. With funding Cytocom will be responsible for the development of IRT-101 MENK for pancreatic cancer.

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

Upon completion of the clinical trials, the Company will send the FDA and/or the EMA the evidence from these tests to prove the drug is safe and effective for its intended use (New Drug Application (NDA) in the US or Marketing Authorization Application in the EU). The regulatory bodies will review these data and determine if the sponsor has approval to market the product at the specified dose(s) and formulation(s) for the specified indication(s) (http://www.fda.gov/Drugs/DevelopmentApprovalProcess/default.htm).

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

●	The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
●	National MAs, which are issued by the competent authorities of the member states of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a member state of the EEA, this National MA can be recognized in another member state through the Mutual Recognition Procedure. If the product has not received a National MA in any member state at the time of application, it can be approved simultaneously in various member states through the Decentralized Procedure.

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

The Company has partnered with AHAR Pharma, a company duly incorporated and existing under the laws of the Republic of Nigeria to distribute LDN in the Republic of Nigeria. The distribution agreement was originally signed in 2013 and extended in 2016 for 5 years with an optional 5 year extension. AHAR Pharma is responsible for securing all required governmental or regulatory approvals, registrations, permits and licenses necessary to market, promote, offer for sale, sell, supply and distribute LDN in the Republic of Nigeria. Pursuant to the distribution agreement, the Company shall pay AHAR Pharma twenty-five U.S. cents for each tablet sold. Of the twenty-five cents paid, twelve and a half cents may be credited against the Company’s invoices and twelve and a half U.S. cents shall be paid to AHAR Pharma’s affiliate GB Pharma.

In addition, the Company has worked with GB Pharma Holdings since its formation in 2012. Over the last two years GB Pharma has worked directly with the NAFDAC and Minister of Health’s in Africa and the African Union on the approval of Lodonal™ for HIV/AIDS in Africa. GB Pharma has also worked to introduce LDN to the UNAIDS and World Health Organization. Dr. Gloria Herndon, the President of GB Pharma Holdings has traveled extensively to Nigeria, Kenya, Angola and South Africa in the past two years meeting with and holding discussion about the Company’s immunotherapies. Dr. Herndon has spoken on behalf of the Company at a number of conferences and was responsible for the introduction of the therapy to the Africa Union and the Champions, a group of former presidents of Africa to help promote the approval through the various in-country agencies.

The Company’s wholly owned subsidiary, Airmed Biopharma Limited, entered into an Exclusive Agency Agreement with GB Parma Holdings, Inc. on June 12, 2014 to distribute Lodonal™ in various emerging markets including Equatorial Guinea. Pursuant to the distribution agreement, GB Pharma shall be entitled to a commission of 5% of the net product sales. The Company’s relationships with the GB Pharma and its subsidiaries and affiliates are contractual, with the rights and obligations of the parties dictated by their respective agreements. GB Pharma and certain of its affiliates may also now own, or in the past owned, minority share positions in the Company via their investments or shares granted for services.

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

The Company and the Brewer Foundation arranged for the donation of the Wallach LL100 Cryosurgical system that were necessary to run the trial and treat patients with cervical cancer. In July 2014, the Republic of Malawi approved Lodonal™ as an adjunct for the treatment of cancer. Protocols for a Lodonal™ trial were approved in November 2015.

In 2012, the Company started its collaboration with the Brewer Foundation and the Brewer Group. Over the last two years The Brewer Group and Foundation has worked directly with the Government of Malawi on the approval of the clinical trials and protocols. Once the protocols were approved the Brewer Group help to arrange funding for the trials.

The Brewer Group has entered into a distribution agreement with Airmed Bioparhma Limited, a wholly owned subsidiary of the Company, to distribute Lodonal™ in emerging markets. The distribution agreement was entered into in 2014 and has a term of 5 years. Pursuant to the distribution agreement the Company shall sell Lodonal™ to The Brewer Group at a 25% discount to the list price. The Brewer Group has also arranged a number of meetings with various hedge funds in New York to assist with the funding of the company.

The Company’s relationships with the Brewer Group and Brewer Foundation are contractual, with the rights and obligations of the parties dictated by their respective agreements. The Brewer Group, Brewer Foundation and certain of their affiliates may also now own, or in the past owned, minority share positions in the Company via their investments or shares granted for services.

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

The Company’s wholly owned subsidiary Airmed Biopharma Limited, entered into an Exclusive Agency Agreement with GB Parma Holdings, Inc. on June 12, 2014 to distribute Lodonal™ in various emerging markets including Equatorial Guinea. Pursuant to the distribution agreement, GB Pharma shall be entitled to a commission of 5% of the net product sales.

China

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

Qianjiang Pharmaceutical is required to obtain all approvals and permits required for the importation and sale of the Company’s products in China.

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

The Company modified the agreement one more time due to the fact toxicology studies were not completed by the end of 2015 as others steps were required before the studies could start.

Qianjiang has completed the formulation and required Chemistry, Manufacturing, and Controls (“CMC”) for Methionine–Enkephalin. All work was completed in China in accordance with international cGMP standards acceptable to the U.S. Food and Drug Administration with Chinese Peptide Company (“CPC”). CPC is among only a handful of companies in the world that can claim both ISO Certification and cGMP licensing. In February 2012, we became the first peptide company to successfully pass US FDA inspection outside of US and Europe regions.

Nicaragua and Dominican Republic

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

Due to political developments in Nicaragua in the second half of 2016, the Company decided it would be prudent to obtain a second source of LDN product supply for sales outside of North America. In October 2016, the Company and Acromax Dominicana, SA (“Acromax”) entered into a contract for the manufacture of LDN tablets, capsules and/or creams (“Agreement”). Acromax is located in Santo Domingo; in the Dominican Republic. It is both cGMP certified and ISO 9001: 2008 certified. Acromax exports over 160 products and has sold throughout the Caribbean and Central and South America. More information about Acromax is available at http://acromaxdominicana.com/.

The Agreement has an initial term of five years unless terminated by either party in accordance with the terms. Subject to the terms and conditions of the Agreement, Acromax will obtain all necessary licenses and permits to carry out the manufacturing and packaging of LDN in exchange for a fixed fee per tablet plus an additional fee for packaging, shipping and customs clearance. In 2017, Acromax received approval from the Ministry of Public Health and Social Assistance to manufacture and sell Naltrexone both in the Dominican Republic as well as for export on behalf of TNI BioTech International under the trademark name Lodonal™. The company was granted and issued a Certificate of Pharmaceutical Product (“COPP”) for the following countries: Nigeria, Senegal, Kenya and Malawi. We expect to add additional countries to the COPP in 2017.

Business Strategy

The Company’s short-term business strategy focuses on several key areas described below, all of which are being undertaken simultaneously.

International Regulatory Approval in 2017: The Company has been in discussions with drug regulators regarding the regulatory and approvals process for sale of its products in 2017 in a number of countries: South Africa, Nigeria, Malawi, Kenya, Angola, Niger, Gabon, Egypt, Sri Lanka, and China. The process can take between four to 12 months depending on the local authorities. In December 2016, the Company presented the final results of a bridging trial in Nigeria. As of March 31, 2017, we are still awaiting receipt of final approvals for sale of Lodonal™ in Nigeria. The Company has begun discussions for a 90-day Lodonal™ bridging trial as an adjunct to chemotherapy in Kenya. If we complete the Kenya trial and if we meet the primary and secondary end points, the Company expects to receive approval for Lodonal™ as an adjunct treatment for cancer in Kenya. An approval in Nigeria would allow the Company to fast track approvals in other countries.

While working on regulatory approval throughout Africa, The Company has begun discussions with a number of international organizations including the World Health Organization, the Joint United Nations Programme on HIV/AIDS (UNAIDS), and PATH, an international nonprofit organization dedicated to saving lives and improving health, especially among women and children. The Company expects to reach agreements with them in the coming year.

Establish Partnerships in Africa: Receipt of the recent approvals in Nigeria will allow the Company to establish partnerships in Africa with large employers that maintain onsite clinics; there is increasing recognition that health creates wealth and advances GDP. HIV and AIDS have had a significant negative impact on labor and productivity. The vast majority of people living with HIV in Africa are of working age 15-49 years old. The Company believes that Lodonal™ can be used as a prophylactic to avoid many of the standard opportunistic infections accompanied with HIV and cancer. The Company will now move forward on this program if it receives approval for Lodonal™ sales in Nigeria.

Funding Cytocom Inc. Clinical Trials: If we generate significant revenue from sales to Africa and under the licensing of our LDN formulation to., which is described in detail below under “Agreements to Promote Development and Sale of Company Products,” we believe that in 2017 we will be able to commit financial resources to help fund Cytocom Inc.’s clinical trials in the United States to validate the use of Lodonal LDN in a number of indications. Unless other funding becomes available, the Company expects to use revenue from the sale of Lodonal™ in Nigeria to help underwrite clinical trials in the U.S. and Europe.

Clinical Studies:

In 2016, the Company focused on receipt of approvals in Nigeria and Malawi to conduct clinical development programs for Lodonal™. We completed a trial in Nigeria in December 2016, and we have final NAFDAC approval to commence sales in Nigeria. The Company also expects to commence a bridging trial for cancer in 2017 in the Republic of Malawi for Lodonal as a stand-along therapy. The recruitment of study participants, VIA testing and follow up of patients is still on-going.  The first evaluation report from the doctors involved is expected by the end of April 2017 as per the study protocol. Since we have a cancer trial with Lodonal as an adjunct, we decided to hold off requesting final approval for the second trial until we complete our first trial, which is expected to occur in the third quarter of 2017.

On the regulatory front, Cytocom Inc. has held constructive dialogue with the FDA with respect to appropriate trial designs and study protocols for Lodonal™ and IRT-101. The Company has received approval for a phase IIB/III to be run in conjunction with this trial, but as of the date of this Report the FDA remains in the process of determining the primary endpoint for the trial for Crohn’s Disease. The Company has retained Cote Orphan to submit a final package to the FDA during the third quarter of 2017.

Cytocom Inc.’s immediate focus will be on pediatric and adult Crohn’s Disease. The Company expects recruitment in both pharmacokinetic (PK) and Dosing Trials for Lodonal™ to begin in 2017 as long as funds are available.

In addition to the trial design as described immediately above, the Company intends to undertake a Toxicologist and PK study in China with its partner, Hubei Qianjiang Pharmaceutical Co., Ltd, for IRT-101 for the purpose of furthering its understanding of the effect of the pharmacokinetics of IRT-101. The trial has been delayed until 2017 because the State Food and Drug Administration of the People’s Republic of China on the Safety of Drugs and Medical Devices (SFDA) has required chemistry, manufacturing and controls to be completed before the start of the toxicology study. Quinjiang expects to have the PK and Toxicology studies completed before the end of the year. This will allow the Company to better understand the potential for drug interactions to further optimize treatment for Phase 3 development of IRT-101 for cancer in both the United States and China. These trials are required before Hubei can file for a phase III trial for liver cancer with the SFDA.

The Company recently received the pharmacology and toxicology reports for MENK completed at GLP Lab by Hubei Qianjiang on. In addition to the pharmacology and toxicology, China Peptide Company has completed the Chemistry, Manufacturing, and Controls (CMC) required to file with both the SFDA and the FDA, as no pivotal trial can be started without CMC.

Strategy for Growth:

Since 2015, the Company has worked aggressively to build the business both upward and outward. It has worked to create a multi-faceted leader in immunotherapies by exploring opportunities beyond HIV/AIDS and cancer in emerging nations.

The goal and strategic vision is to build a diverse pipeline and to develop and commercialize novel drug treatments to improve the lives of patients suffering from chronic often life-threating disease.

To fulfill these goals, the Company received funding from the sale of stock, the exercise of stock warrants and issuance of notes payable totaling approximately $3.0 million in 2016. The Company anticipates generating revenues in 2017 from a number of sources, including revenues from the use of its formulation and patents and the sale of Lodonal™ in Nigeria, Malawi, Kenya, and Equatorial Guinea.

Company Growth:

To build visibility and positive awareness of the Company, management has made presentations at key investor and industry conferences internationally.

If the Company receives approvals for the sale of LDN in Nigeria following the 2016 bridging trial there, the Company believes it will be able to “fast track” the approval process in a number of African nations that will accept NAFDAC Nigeria’s approval of Lodonal™ for the treatment of HIV/AIDS.

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

The Company believes Lodonal™ can provide an alternative in areas where patients have stopped taking their therapies due to side effects, or cost; Lodonal™ has been shown in trials to lessen the toxic side effects of ARVs. In those countries where people must travel monthly for a medical check-up (and lose a day’s pay), Lodonal™ can cost-effectively provide the ability to slow the progression of the disease without any toxic side effects.

Nigeria: In Nigeria, it is estimated that more than 3.6 million people are living with HIV/AIDS, with the annual number of new infections for adults at 323,000 and 57,000 for children. Currently, only 600,000 people receive HIV treatment (see http://www.unaids.org/en/regionscountries/).

South Africa: Based on a wide range of data including the household and antenatal studies, UNAIDS (see http://www.unaids.org/en/regionscountries) estimated that HIV prevalence was 17.3% among 15-49 year olds at the end of 2011. The high and low estimates were 16.6% and 18.1%, respectively. This implies that approximately 5.6 million South Africans were living with HIV at the end of 2011, including 460,000 children under 15 years old. By October 2012, only two million people were receiving ARVs. The biggest problem is compliance with prescribed treatment, as people are required to take pills 2 to 3 times a day at specific times and many times with food with considerable toxic side effects. In contrast, Lodonal™ is taken only once per day, does not have to be taken with food, and has no toxic side effects.

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

The Brewer Group, Inc. is an international business advisory firm engaged in the business of identifying and capitalizing on opportunities with international governments, non-government organizations and professional athletes. The CEO of The Brewer Group is also the founder and Executive Director of The Jack Brewer Foundation. The Jack Brewer Foundation seeks to provide the Company with medical equipment where it is needed. Under the Engagement Agreement for Corporate Advisory Services dated February 5, 2013, the Brewer Group agreed to evaluate the Company’s options for expansion and growth into certain international markets, including Africa and, upon request, markets in Haiti, the Dominican Republic and/or Panama. Pursuant to the Engagement Agreement, the Brewer Group agreed to endorse the Company publicly and assist the Company in securing strategic partnership deals to enhance brand and market awareness. The initial term of the Engagement Agreement was 12 months, with an option for either party to terminate upon 30 calendar days with written notice to the other party. The agreement has been extended through 2017. The Company has issued the Brewer Group a total of 6,650,000 shares of its common stock since the signing of the Engagement Agreement.

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

In 2015, the Company submitted protocols seeking permission from the Pharmacy, Medicines and Poisons Board of Malawi (“PMPB”) to conduct two trials involving Lodonal™ in Malawi:

a.	The first protocol, submitted jointly with The Jack Brewer Foundation (“JBF Worldwide”), received PMPB approval on November 11, 2016. The protocol covers a 12-month trial for a “Single Visit Approach to Cervical Cancer Prevention.” The approach is designed to deliver a preventive and simple procedure that can be performed in a clinical setting without the use of a laboratory and to allow for immediate treatment of any precancerous lesions utilizing Wallach LL100 Cryosurgical systems. The protocol provides for 50% of the patient group to be put on Lodonal™ to determine if the drug lowers the number of opportunistic infections during the year, and if it can be shown that LDN increases CD4, CE8, NK and T cell count, which would show that the incidence rates of opportunistic infection could decrease with Lodonal™ and that Lodonal™ could be used as a prophylaxis to prevent substantial HIV-related morbidity in Malawi. The Company expects the final trial agreement with PMPB to be signed by the end of the third quarter of 2017 as there was a delay in training and recruitment.

b.	The second protocol, which has not yet been approved, covers a trial using Lodonal™ for the treatment of cancer. The protocol is still under discussion with the PMPB. The Company has held off on this trial as the approval of Lodonal™ in Nigeria and the pending approval in Kenya and Senegal for cancer treatment will allow it to file for drug approval without the need for a trial.

In September 2013, TNI BioTech International, Ltd., a wholly-owned subsidiary of the Company, signed a Distribution Agreement with AHAR Pharma, a Nigerian company, to market Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer. AHAR intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The agreement gives AHAR exclusive rights to sell to customers in the private sector and non-exclusive rights to public-sector companies. The Company may terminate the exclusivity if AHAR fails to meet minimum purchase targets. Unless terminated earlier, the agreement is valid for five years, subject to the right of the parties to extend for one additional five-year term. The Company had hoped to implement the agreement in 2015 but did not finish the trial until December 2015. We now anticipate launch of the product in the third quarter of 2017. This delay was caused by the change in manufacturing from Nicaragua to the Dominican Republic. Under the agreement, the Company is obligated to provide delivery of an initial supply of between 1 million and 1.5 million doses of Lodonal™ product to cover AHAR Pharma’s first-year purchase commitment.

In August 2015, the Company announced the signing of a letter of interest with GB Pharma/AHAR and Fidson Healthcare of Nigeria to enable Fidson to market and sell LodonalTM in Nigeria. The agreement will become effective if we receive NAFDAC approval to distribute LodonalTM in Nigeria, based on the 2015 trial evaluating the efficacy and safety of Lodonal™. The agreement will require an amendment to the agreement signed in September 2013 with AHAR, so that both contracts conform. On January 21, 2016 the company submitted the initial results of the clinical trial to NAFDAC, and on February 22, 2016 AHAR Pharma submitted final document to NAFDAC requesting the issuance for marketing approval. As of March 31, 2017 the Company is still awaiting marketing approval for distribution of Lodonal™ in Nigeria under this agreement.

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

The Company recently received the pharmacology and toxicology reports for MENK at GLP lab completed by Hubei Qianjiang. In addition to the pharmacology and toxicology, China Peptide has completed the Chemistry, Manufacturing, and Controls (CMC) required to file with both the SFDA and the FDA, as no pivotal trial can be started without CMC.

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

The Company executed a manufacturing agreement with Laboratorios Ramos, a current good manufacturing practice (“cGMP”) facility for Lodonal™ effective August 16, 2013. Under the agreement, Laboratorios Ramos will produce LDN tablets, capsules and/or cream in accordance with the technical specifications we provided, cGMPs and the practices of Nicaragua and of any other regulatory body of the countries where the products will be exported. Laboratorios Ramos has obtained all permits and licenses necessary to carry out the manufacturing of LDN. The manufacturing agreement has a five-year term, renewable by a signed agreement by the parties at least 60 days before the expiration of the agreement. The agreement may be terminated earlier through mutual agreement or upon expiration of a 30-day cure period following notice from the non-breaching party to the breaching party of a material failure of the obligations under the agreement. Additionally, we may terminate the agreement upon at least 30 days written notice if Laboratorios Ramos does not act in strict accordance with the technical specifications we provided and with cGMPs or those of any regulatory body of the importing countries. We will pay Laboratorios Ramos a low single digit cent amount per tablet or capsule and a low double-digit cent amount per each cream produced.

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

Customers

In 2016, the Company recorded Lodonal™ sales totaling $3,463 to individuals in the USA under its agreement with KRS. The Company had $16,197 of sales to customers in 2015.

The Company has made final applications for the importation of Lodonal™ into the Republic of Nigeria and the Republic of Equatorial Guinea. In Equatorial Guinea, the Company has obtained approval for the sale of the drug, but the government has not allocated any funds to initiate purchases. In December 2015, NAFDAC granted permission to the Company and AHAR Pharma for a Lodonal™ trial for HIV/AIDS in Nigeria. The objective of this bridging trial was to assure safety and tolerability as well as efficacy with the local population. The Company completed this trial in December 2016, and as of March 31, 2017 had not yet received approval for the importation of Lodonal™ in Nigeria.

The Company, with approval from the Minister of Health in Nicaragua and countries that approve and register the product inclusive of the Certificate of Pharmaceutical Products issued for that jurisdiction, will look to open distribution channels in Central and South America in 2017.

Lodonal’s commercialization in Nigeria was delayed by about three quarters as we replaced our Lodonal manufacturer in Nicaragua in favor of Dominican Republic. Through our political contacts, we determined the political landscape in Nicaragua was shifting in the wrong direction and, rather than risk a major, costly supply chain disruption after beginning distribution, our Board decided to secure a relationship with a second manufacturer.

The Company signed an agreement with Acromax Dominicana SA October 25, 2016 one of the premier pharmaceutical companies in the Dominican Republic. Acromax is both cGMP certified but has received ISO 9001: 2008 certification as evidence that they fully meet the requirements dictated by the said rule and, as a result, is able to meet national and international regulations related to their activities ensuring quality, safety and reliability of their medicines. Acromax exports over 160 products and has shipped into Nigeria in the past. This required a new round of regulatory approvals in both Nigeria with NAFDAC and with the Dominican Republic with the Minister of Public Health and Social Assistance.

The Dominican Minister of Public Health and Social Assistance granted manufacturing and export approval for LodonalTM on January 23, 2017, registration number 2017-0068. As of March 16, 2017, the Company had submitted all of the required documents and samples to NAFDAC to apply for final marketing approval in Nigeria of Dominican-manufactured LodonalTM. The company is hopes to receive marketing approval by the third quarter of 2017.

Once the Company obtained drug approval for Lodonal in the Dominican Republic, we were able to begin the new regulatory process in Nigeria for marketing approval. The Company was required to provide the following documents as part of marketing approval: Acromax Dossier, Drug Approval issued by the relevant health/regulatory body Dominican Republic, Certificate of Pharmaceutical Products (COPP – WHO FORMAT); Current Good Manufacturing Practice (GMP) Certificate of the manufacturing facility; Certificate of Registration of Brand Name with the trademark Registry in the Ministry of Commerce in Nigeria, Clinical Trial Data, Comprehensive Certificate of Analysis; Issued by the manufacturer. Current Annual License to Practice for the Superintendent Pharmacists issued by the Pharmacists Council of Nigeria; Current Certificate of Registration Retention of Premise issued by the Pharmacists Council of Nigeria, 100 Samples including packaging, Patient Data Sheet and A letter of Invitation to inspect the factory abroad.

The Company has received approval from the Republic of Malawi for the importation of Lodonal™, subject to completion of a clinical trial as an adjunct treatment for cancer.

Research and Development

Our research and development (“R&D”) organization focuses primarily on new uses for the opioid-related immuno-therapies, such as LDN and MENK. These therapies stimulate the immune system in such a way that provides the potential to treat a variety of diseases that have abnormalities in the immune system.

Our R&D priorities include development of MENK IRT-101, a small synthetic pentapeptide that is naturally occurring in the body, and Lodonal™, an opioid receptor antagonist. Our pipeline provides two therapies with an extremely wide range of indications that can be pursued. Both molecules have the ability to stimulate and/or regulate the immune system in order to treat a variety of autoimmune diseases including multiple sclerosis, immune disorders such as Crohn’s disease, cancer, and viral infections such as HIV/AIDS.

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

As of December 31, 2016, we had two compounds (IRT-101 and Lodonal™) in research and development. In 2016 our development programs focused on both compounds, one in oncology and one in Crohn’s disease; which we are expecting to move into Phase II clinical trials.

The following table provides information about significant regulatory actions by, and filings pending with the FDA and regulatory authorities in the EU, as well as additional indications and new drug candidates in late-stage development.

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	INDICATION	REGULATORY ACTIONS
IRT-101	Pancreatic Cancer	End-of-Phase 1 Meeting with FDA Complete 3Q 2013
IRT-103 Lodonal™	Crohn’s Disease	Type C Meeting with FDA Complete 2Q 2013 Scientific Advice with EMA Complete 1Q 2015

The Company has incurred, and expects to continue incurring, substantial research, development and other costs in connection with compound partnering agreements. In 2016, the Company incurred cash expenses of $444,165 for research and development. The Company estimates it could spend approximately $15,000,000 in cash for research and development costs in 2017.

Employees

As of December 31, 2016, the Company had 5 full time employees.

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

We have a limited operating history. Our historical financial information consists only of an audit of our financial results at and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. There is limited historical financial information upon which to base an evaluation of our performance. We are an emerging company, and thus our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operation, particularly in the pharmaceutical industry.

Since inception, we have invested a substantial portion of our time and financial resources in the acquisition and development of our most advanced drug candidate, LDN. We have generated cumulative losses of approximately $xxx million and $xxx stockholders’ deficit since inception, and we expect to continue to incur losses until IRT-103 (LDN) is approved by the FDA and foreign regulatory authorities. Even if regulatory approval is obtained, there is a risk that we will not be able to generate material sales of IRT-103 (LDN), which would cause us to continue to incur losses.

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

To obtain approval from the FDA of an NDA, for IRT-103 (LDN), The Company will need to demonstrate through evidence of adequate and well-controlled clinical trials that IRT-103 (LDN) is safe and effective for each proposed indication. However, IRT-103 (LDN) may not be approved even though it achieved its specified endpoints in future Phase III clinical trials intended to support an NDA, which may be conducted by the Company. The FDA may disagree with the trial design and the interpretation of data from clinical trials, may ask the Company to conduct additional costly and time consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after it has reviewed and commented on the design for our future clinical trials. The FDA may also approve IRT-103 (LDN) for fewer or more limited indications than the Company may request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of IRT-103 (LDN).

The Company anticipates that if Cytocom initiates a clinical trial in the next 12 months, Cytocom would need approximately $7-$15 million to fully develop products and for Phase III clinical trials for Crohn’s disease. We expect that two-thirds of this amount will be spent by Cytocom in the USA, the balance by Immune Therapeutics, Inc. and/or its subsidiaries for international trials. Cytocom trials are expected to be split evenly between LDN and MENK. The international trials will focus the use of MENK for treatment of cancer in Africa.

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

Further, cytokine receptors and opiate growth factor receptors are a novel class of targets. As a result, we may experience unforeseen adverse side effects with our existing and future drug candidates, including IRT-101 (MENK) and IRT-103 (LDN). As of the date of this registration statement, although we have not observed harmful side effects in prior studies of LDN or MENK, later trials could reveal such side effects. The pharmacokinetic profile and results of preclinical studies may not be indicative of results in any clinical trial.

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

The commercial success of IRT-103 depends, in part, on Cytocom’s ability to develop and market the drug in North America, and if we fail in these initiatives, our ability to generate future revenue in the United States could be reduced.

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

At December 31, 2016, we had $74,389 in cash and cash equivalents. We do not believe that our available cash and cash equivalents will be sufficient to fund our anticipated level of operations for the next 12 months and we will likely need to seek outside sources of funding. Assuming that anticipated investment and revenue does not materialize business operations would not be able to continue more than 30 days. We believe we require at least $2,000,000 for our operations over the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

We do not currently manufacture IRT-103 Low Dose Naltrexone (LDN) and therefore must rely on third-party manufacturing to supply the drug for clinical trials. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers, which would cause delays in the development and commercialization of our drug candidates.

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

We are currently distributing our proprietary LDN formulation through Complete Pharmacy and Medical Solutions, LLC and expect to distribute such formulation through other compounding pharmacies outside of the U.S. Formulations prepared and dispensed by compounding pharmacies contain FDA-approved ingredients, but are not themselves approved by the FDA. As a result, our formulation has not undergone the FDA approval process and only limited data, if any, may be available with respect to the safety and efficiency of our formulation for any particular indication. Some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, this non-FDA approved compounded formulation. In addition, certain compounding pharmacies have been the subject of widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA and state governmental agencies. As a result, physicians may be unwilling to prescribe a compounded formulation when an FDA-approved alternative is available, even if they believe the compounded formulation to be superior and less expensive. Other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary LDN compounded formulation could include the following, among others: our proprietary formulation is not required to be, and has not been, approved for marketing and sale by the FDA; there may be limited or no data available with respect to the clinical efficacy or safety of our compounded formulation the physician is prescribing; and to the extent there is such data available, we are limited in our ability to discuss the efficacy or safety of our formulation with potential purchasers of our formulation.

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

We aim to generate revenue from our proprietary LDN formulation through our licensing arrangement with Complete Pharmacy and Medical Solutions, LLC and potentially other compounding pharmacies outside of the United States, but we may not be successful in our efforts to generate revenue from such formulation.

One aspect of our business strategy is to continue to develop our licensing arrangement with Complete Pharmacy and Medical Solutions, LLC and potentially enter into other licensing arrangements with other compounding pharmacies outside of the U.S., through which we can generate revenue from the sale of our proprietary LDN formulation. On December 8, 2014, we entered into a Contract for the Compounding of Pharmaceutical Products with Complete Pharmacy and Medical Solutions, LLC pursuant to which Complete Pharmacy and Medical Solutions, LLC will carry out the services of compounding, packaging and distributing tablets of our LDN formulation in the U.S. We have limited experience commercializing our formulation through licensing arrangements with compounding pharmacies. Even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

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

In addition, in terms of the licensing of our LDN formulation to Complete Pharmacy and Medical Solutions, LLC, we compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. We are currently and expect to continue our efforts on making available our proprietary compounded formulation through Complete Pharmacy and Medical Solutions, LLC and other compounding pharmacies outside of the U.S. The drug products available through branded and generic drug companies with which our formulation competes have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. As a result, some physicians may be unwilling to prescribe them. Because our proprietary LDN formulation is compounded in accordance with The U.S. Federal Food, Drug, and Cosmetic Act Section 503B and is not required to be, and has not been, approved for marketing and sale by the FDA, our business may be subject to limitations our competitors with FDA-approved drugs may not face.

Under state and federal laws applicable to compounding pharmacies, Complete Pharmacy and Medical Solutions, LLC is not permitted to prepare significant amounts of a specific formulation in advance of a prescription, compound quantities for office use or utilize a wholesaler for distribution for our formulation; instead, our compounded formulation must be prepared and dispensed in connection with a physician prescription for an individually identified patient. Pharmaceutical companies typically sell most of their FDA-approved products to large pharmaceutical wholesalers, who in turn sell to and supply hospitals and retail pharmacies. As a result, the sale of our formulation by Complete Pharmacy and Medical Solutions, LLC is not scalable on the scope available to our competitors with FDA-approved drugs, which may limit our potential for revenue.

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

The Company’s most important intellectual property includes:

●	For IRT - 103 for Crohn’s disease, Patent Number 7879870, filed April 16, 2007, issued February 1, 2011, Methods for the treatment of inflammatory and ulcerative diseases of the bowel (e.g., Crohn’s disease and ulcerative colitis) with low dose opioid antagonists (e.g., naltrexone, nalmefene or naloxone), pharmaceutical compositions for use in such methods, and methods for the manufacture of such pharmaceutical compositions.
●	We depend extensively on our license agreement with Pennsylvania State University for the development of IRT-101 for pancreatic cancer covered by patents US Patent Numbers 6,737,397, CA 2,557,504, US 20010046968 , US 6737397 , US 6136780 , US 20080015211 , US 20070053838 , US 8003630 , US 20110123437 , US 7807368 , US 7576180 , US 7517649, US 20080146512 , US 7122651 , US 20060073565 , US 20050191241 , Patent No 8,003,630 issued between 2001 and 2011. Our license agreement with Pennsylvania State University may be terminated if we materially breach the agreement and fail to cure our breach during an applicable cure period. Our failure to use commercially reasonable efforts to develop and commercialize OGF sometimes referred to as MENK (intravenous) and IRT-101 in the United States and certain other specified countries or to perform our other diligence obligations under the license agreement would constitute a material breach of the license agreement. In the event our license agreement with Pennsylvania State University is terminated, we will lose all of our rights to develop and commercialize the drug candidates covered by such license, which would harm our business and future prospects. We own a number of other patents having to do with the development of MENK which would allow us to continue our development of those indications.

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

Others may obtain issued patents that could prevent us from commercializing our product candidates or require us to obtain licenses requiring the payment of considerable fees or royalties in order to enable us to conduct our business. As to those patents that we have licensed, our rights depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so.

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

Even if we receive regulatory approval for a drug candidate, we will be subject to ongoing regulatory obligations and continued regulatory review which may result in considerable additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

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

As a group, our officers and directors own 14.0% of the outstanding common stock of the Company. Our other stockholders will have limited ability to influence corporate actions or decisions.

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

We may not register or qualify our securities with any state agency pursuant to blue sky regulations.

The holders of our shares of common stock and persons who desire to purchase them in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. We currently do not intend to and may not be able to qualify securities for resale in other states which require shares to be qualified before they can be resold by our shareholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Form S-1 are considered forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) concerning our business, results of operations, economic performance and/or financial condition, based on management’s current expectations, plans, estimates, assumptions and projections. Forward-looking statements are included, for example, in the discussions about:

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

Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this prospectus are based on information available to us on the date of this registration statement. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this registration statement.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We maintain our headquarters at 37 North Orange Ave, Suite 607, Orlando, Florida 32801. The Company leases approximately 800 sq. feet at a monthly cost of approximately $1,350. The lease expires on December 31, 2018.

Item 3. Legal Proceedings

On November 11, 2016, the Company received a fax containing a copy of a lawsuit supposedly filed against the Company on November 10, 2016. Public records reflect Kacem Enterprises, Inc. sued the Company on November 10, 2016 in the Circuit Court of Arlington County, Virginia, Case Number CL-16-2870. Kacem Enterprise, Inc. alleges it served the Company by mail on January 23, 2017. The Company was never personally served with the lawsuit in accordance with Florida law and is unaware of the alleged service by mail. Public records further reflect a default judgment was entered against the Company on March 10, 2017. Kacem Enterprise, Inc. sued the Company for $21,777 plus interest, costs and attorneys’ fees for fees Kacem Enterprise claims it is owed for travel related expenses incurred by certain consultants of the Company. The Company has not accrued any amount for these claims, on the basis that the claims should have been filed only against the consultants.

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

Period

	Price Range
	High	Low
Quarter Ended December 31, 2016:	$0.09	$0.04
Quarter Ended:
September 30, 2016	$0.18	$0.12
June 30, 2016	$0.19	$0.11
March 31, 2016	$0.22	$0.12

Quarter Ended December 31, 2015:	$0.28	$0.08
Quarter Ended
September 30, 2015	$0.36	$0.05
June 30, 2015	$0.11	$0.05
March 31, 2015	$0.28	$0.07

Record Holders

As of March 29, 2017, we have approximately 773 stockholders of record of our common stock.

Dividends

The Company paid no dividends in 2016 or 2015.

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development. On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522. In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016. At December 31, 2016, the Company’s equity interest had been further reduced to 13%, by subsequent issuances of Cytocom common stock to shareholders in settlement of notes payable.

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

Financial Operations Overview

Revenue

The Company reported revenues of $3,463 in the year ending December 31, 2016, compared to revenues of $16,197 in 2015. The decrease in revenues was primarily attributable to the cancellation of the Company’s manufacturing agreement with KRS in the second quarter of 2016. As of December 31, 2016, the Company had not signed an agreement with another contract manufacturer or distributor for its products in the United States.

The Company expects to derive revenues from the sale of its products in Nigeria in the second quarter of 2017 under distribution and partnership agreements announced in 2012 and 2013.

Direct Expenses and Gross Margin

The Company incurred no direct expenses in 2016 and 2015. In future, direct expenses will include the cost of finished product to be purchased from the Company’s contract manufacturers, sales incentives, associated travel, and inventory return charges.

Gross margin, which is gross profit as a percent of revenue, will be affected by a number of factors, including the type of product sold and the geographic region in which the sale is made.

Research and Development

The Company makes investments in research and development (“R&D) in support of ongoing proprietary product development programs to support its pipeline of new drug candidates. See Item 1. “Business” for a summary the current stage of development of our new drug candidates. Expenses related to both direct research and to the use of outsourced research arrangements decreased in 2016 compared to 2015, as the Company was not able to raise the cash required to fund its planned research program in 2016.

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

\

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

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

We had revenues of $3,463 from operations for the year ended December 31, 2016, compared to revenues of $16,197 for the year ended December 31, 2015. All revenues were earned under the agreement signed on December 8, 2015 with KRS Global Biotechnology, Inc. (“KRS”). The decrease in revenues resulted from the cancellation in the second quarter of 2016 of the contract with KRS. As of December 31, 2016, the Company had not entered into a contract to replace KRS as its contract manufacturer and distributor in the United States.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the years ended December 31, 2016 and 2015 were as follows (dollar amounts in thousands):

	2016	2015
Selling, general and administrative	$3,887	$2,734
Increase / (decrease) from prior year	$1,153	$(1,338)
Percent increase / (decrease) from prior year	42%	(33)%

In 2016, total cash spent on in selling, general and administrative expense was $3,887, compared to $2,734 for 2015, an increase of $1,153 or 42%. For the years ended December 31, 2016 and 2015, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	2016	2015
Stock listing and investor relations expenses	$187	$44
Consulting and contractors	1,052	1,033
Payroll	1,719	833
Professional fees	196	265
Travel	228	174
Insurance	-	(107)
Other expenses	505	492
	$3,887	$2,734

The increase year over year in selling, general and administrative expense was attributable primarily to an $866 increase year over year in payroll (due to higher headcount at the Company for the year, increases in officer compensation in accordance with their contracts, and accruals for payroll owed to Cytocom employees), a $143 increase year over year in investor relations expenses, a $107 increase year over year in insurance expenses (in 2015, the Company reversed accruals taken in 2014 on insurance policies that lapsed in 2015), and to a $54 increase in travel activities to promote the manufacture and sale of the Company’s products in South America, the Caribbean and Africa. These increases were offset by a $69 reduction in professional fees (mostly related to the incorporation and spin-out of Cytocom in 2015).

Significant cash spending included:

●	consulting services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $1,052 in 2016, an increase of $19 or 2% of the $1,033 spent in 2015;

●	professional fees for legal, tax and accounting services in the amount of $196 in 2016, a decrease of $69, or 26% over the $265 spent in 2015;

●	payroll in the amount of $1,719 in 2016, an increase of $886 or 106% over the $833 spent in 2015. $658 of the increase was attributable to payroll owed to officers under new contracts signed with Cytocom and agreed-upon pay increases under their employment contracts, $85 was caused by an increase in headcount at the Company, and $143 arose from payroll taxes arising from the aforementioned increases.; and

●	travel in the amount of $228 in 2016, an increase of $54 or 31% of the $174 spent in 2015, the result of travel to Africa to market the Company’s products and to obtain regulatory approvals for their sale, and to Nicaragua and Dominican Republic to meet with contract manufacturers and government regulatory agencies.

Research and development

R&D expenses and related percentages for the years ended December 31, 2016 and 2015 were as follows (dollar amounts in thousands):

	2016	2015
Research and development	$444	$977
Increase/ (decrease) from prior year	$(533)	$(1,436)
Percent increase/ (decrease) from prior year	(55)%	(60)%

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

As of December 31, 2016, we had two compounds (IRT-101, and IRT-103 or Lodonal™) in research and development in oncology and Crohn’s disease, both of which are expected to move into Phase 3 clinical trials in the United States in 2017.

For the years ended December 31, 2016 and 2015, research and development expenses were made up as follows (dollar amounts in thousands):

	2016	2015
Contracted and consulting services	$50	$205
Patent expenses	185	156
Payroll	(5)	5
Trials	177	541
Professional fees	100	32
Supplies and materials	-	14
Rent	(84)	22
Travel	12	-
Other	9	2
	$444	$977

Expenses for research and development in 2016 decreased by 55% compared to expenses in the same period 2015. Most of the R&D spending in both years focused on the development of LDN, primarily under trials in Africa. The overall decrease was the result of lower funding available to conduct research and development.

In 2016, total cash spent on R&D was $444, a decrease of $533 or 55% over the $977 spent in 2015. Significant cash items included:

●	payments for contracted services ($50 in 2016, a decrease of $155 or 76% over the $205 spent in 2015). A significant portion of the difference ($100) arose from the settlement of amounts that had been accrued in prior years for services owed to a vendor. There was also a decrease in use of contractors to perform research activities in the United States;

●	patent expenses ($185 in 2016, compared to $156 for 2015, an increase of $29 or 19% over 2015), reflecting increased costs incurred in 2016 to maintain licenses and patents acquired in 2015 and 2016, and the registration of patents in new countries;

●	legal fees ($100 in 2016, compared to $32 in 2015, an increase of $68, or 212% over 2015), incurred for the support of patents and licenses and to register patents in new jurisdictions;

●	rent $(84) in 2016, compared to $22 in 2015, a decrease $106, or 477% over 2015), reflecting mediated settlements in 2016 of past-due amounts for rent for premises in Maryland);

●	payroll ($(5) in 2016, a decrease $10, or 200% over the $5 accrued in 2015), reflecting reversals in 2016 of accruals for payroll taxes; and

●	travel ($12 in 2016, an increase of $12 or 100% over the $0 in 2015), reflecting the need for travel to monitor trials in Africa.

Stock issued for services

The cost of stock issued for services G&A and related percentages for the years ended December 31, 2016 and 2015 were as follows (dollar amounts in thousands):

	2016	2015
Consulting services G&A	$5,212	$6,240
Percentage increase/(decrease) from prior year	(16)%	(67)%

The decrease in expense reflects the decrease in the price of the Company’s stock year over year.

The number of shares issued for prepaid consulting services G&A in 2016 was 32,633,910 (16,672,504 in 2015).

Prepaid consulting services G&A 2016 consisted of the following:

Amortization of cost of stock issued prior to 2016 under G&A consulting contracts	$564

Amortization of cost incurred for new stock issued in 2016 under G&A consulting contracts entered into in 2016	$4,648

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

In 2016, the Company issued 50,222,904 warrants to stockholders at exercise prices ranging between $0.03 and $2.00, for which it recorded an expense of $4,731. In 2015, the Company issued 435,000 warrants to stockholders at exercise prices ranging between $0.07 and $0.50, for which it recorded an expense of $46.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. The decrease year over year in depreciation and amortization expense reflects the fact that all of the Company’s patents and licenses had been impaired by the end of 2015.

Depreciation and amortization expenses for the years ended December 31, 2016 and 2015 were as follows (dollar amounts in thousands):

	2016	2015
Depreciation expense	$2	$3
Amortization expense	$0	$592
Increase/ (decrease) from prior year	$(593)	$(2,285)
Percentage increase (decrease) from prior year	(99)%	(79)%

Interest Expense

Interest expense for the years ended December 31, 2016 and 2015 were as follows (dollar amounts in thousands):

	2016	2015
Interest expense	$3,447	$271
Increase/(decrease) from prior year	$3,176	$(117)
Percentage increase/(decrease) from prior year	1,172%	(30)%

Interest expenses are comprised of loan origination fees and interest owed by the Company. The significant increase in interest expense reflects the fact that the debt levels were higher in 2016 than in 2015, and the Company incurred default penalties of $1,000 in 2016.

Loss on settlement of debt (dollar amounts in thousands):

In 2016, certain lenders to the Company exercised their rights to convert all or a portion of their notes payable to equity. The Company also settled certain obligations in 2016 through the issuance of its common stock. The Company recorded an expense of $2,101, reflecting the fair value of the 36,235,380 shares of common stock issued in exchange for notes and other obligations. The corresponding expense in 2015 was $844, reflecting the fair value of the 14,058,833 shares of common stock issued in exchange for notes.

Liquidity:

Liquidity is measured by the Company’s ability to secure enough cash to meet its contractual and operating needs as they arise. The Company had cash of $74,389 at December 31, 2016, compared to $23,149 at December 31, 2015. For the years ended December 31, 2016 and 2015, net cash used in operating activities was $2,839,739 and $2,832,313, respectively. $1,725 cash was used in investing activities for the year ended December 31, 2016 ($0 was used in 2015).

In May 2016, the Company announced that it had received approval for sale of LodonalTM in Nigeria. The Company expects to commence sales to Nigeria by the end of the second quarter of 2017. The Company believes that those sales will generate sufficient cash flows for the next 12 months to pay for operating expenses and to pay off current and past-due obligations. Until such sales commence, the Company expects to fund operations through sales of equity and notes payable, and conversions of exiting obligations into equity. Over the next 12 months, the Company believes it will require between $300,000 and $350,000 monthly to meet its ongoing expenses and obligations.

If the Company is unable to generate sufficient cash flows from sales, or if it does not raise additional working capital to meet all of its operating obligations and expenditures, the Company may have to modify its business plan.

In addition to the cost of its ongoing operations, the Company expects it will incur future research and development expenditures in the next 12 months through Cytocom. Cytocom plans to conduct Phase II and Phase IIB trials for the treatment of Crohn’s disease, at an estimated cost of $3,900,000 and $7,500,000 respectively for each phase. If the trials do not commence before the end of 2017, the Company will be required to make a payment of $100,000 in December 2017 under its license agreements. In prior years, the Company has been able to raise funds through sales of notes payable, and it expects to do the same if the payment becomes due in December 2017.

During the year ended December 31, 2016 proceeds from the sale of stock and exercise of stock warrants totaled $200,000, compared to $605,500 for the corresponding period in 2015. The Company also received $2,768,631 from the issuance of notes payable in year ended December 31, 2016, compared to $2,057,975 in 2015.Loan repayments made in cash in the year ended December 31, 2016 totaled $75,927 ($0 in 2015).

Off-Balance Sheet Arrangements

During the years ended December 31, 2016 and 2015, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2016 and 2015 and the report of Turner, Stone & Company, L.L.P. (“Turner”), our independent registered public accounting firm, are set forth on pages F-1 through F-23 of this Annual Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are ineffective to ensure that information disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This determination was based on the small size of our accounting staff, the lack of segregation of duties and the lack of an audit committee which creates a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness means there is a risk that our financial reports or other filings may contain an error or inaccuracy or not submitted timely. The Company plans to remediate this weakness by increasing the size of its accounting staff in 2016 and by appointing an audit committee with membership that is qualified to oversee financial reporting.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee, management concluded that, as of December 31, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

As of March 31, 2017, the number of voting members of our Board of Directors was 4. Our Non-Executive Chairman of the Board is a non-voting member of our Board. The members of our Board of Directors as of March 31, 2017 are as follows:

Name	Age	Director Since	Position
Noreen Griffin	64	March 2012	Chief Executive Officer and Director
Dr. Nicholas Plotnikoff	89	March 2012	Non-Executive Chairman of the Board (non-voting director)
Edward Teraskiewicz	70	January 2015	Director
Dr. Clifford Selsky	68	February 2016	Director
Paul Akin	58	February 2016	Director

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

Executive Officers

Biographical information concerning Noreen Griffin, our Chief Executive Officer is set forth above. Biographical information concerning our other executive officers is set forth below.

Peter Aronstam – Mr. Aronstam, age 64, has been our Chief Financial Officer since January 2013. Mr. Aronstam brings more than 30 years of experience in accounting, finance, banking, international trade and law to his clients. His career is marked by a progression of senior finance roles with growth and performance-driven enterprises, from start-up technology and internet companies to chief financial officer roles with small service providers to very large international manufacturers to global banks. Mr. Aronstam has advised publicly-held and privately-owned businesses since 1978, providing both full-time and part-time CFO services. His background includes start-up VC-backed entrepreneurial companies, manufacturing technology and service companies, serving as a public-company CFO, corporate and international banking in major multinational banks, managing HR and IT functions, and raising more than $500,000,000 in debt and equity for his companies and their customers. From 2001 to 2006, Mr. Aronstam was the Chief Financial Officer of Airspan Networks, Inc., a public reporting company in Boca Raton, Florida. He also was the CFO of private company Mainstream Holdings, LLC in West Palm Beach, Florida from 2007 to 2008 and private company The Neptune Society in Plantation, Florida from 2008 to 2009. Since 2010, Mr. Aronstam has been a partner of B2B CFO Partners, LLC, doing business as B2B CFO©. The firm provides CFO services to its clients on a part time basis. Born and educated in South Africa, Mr. Aronstam earned his Bachelor of Commerce, Bachelor of Law and PhD from the University of the Witwatersrand in South Africa. Mr. Aronstam has worked in South Africa, Canada, and Florida.

Dr. Fengping Shan – Dr. Shan, age 58, has been our Chief Science Officer since March 2012 and was a member of our Board from March 2012 until September 2014. Dr. Shan has a Ph.D. in Microbiology and Tumor Immunology. Dr. Shan is Professor of Immunology and Vice Director of the Institute of Immunology, China Medical University, in Shenyang, China. He has been with the University from 2006 to present. Dr. Shan was the Senior Scientist for Penta Biotech from 2000 to 2006, Chief Scientist for the China Liaoning Institute of Microbiological Science from 1995 to 2000 and studied at the National Cancer Research in Paris, France from 1990 to 1994. Dr. Shan has authored 90 publications, been issued 11 patents, and is the unique inventor of a thrombolytic enzyme from the earthworm. From 2000 to present, Dr. Shan has worked both in the United States and China on the clinical trials with Dr. Nicholas Plotnikoff involving new immunotherapies for the treatment of cancer. Based on the trials, a number of patents were filed in China beginning in 2009 and 2010, and approved in 2011.

Dr. Joseph M. Fortunak – Dr. Fortunak, age 62, has been our Vice President of Global Research and Development and Chemical Development since April 2013. He graduated from the University of Wisconsin-Madison with a PhD in Organic Chemistry. After spending time holding a postdoctoral position at Cambridge University, he spent over 20 years in the pharmaceutical industry, most recently as Director and Head of Global Process Research and Development at Abbott Laboratories, from 2000 to 2004. Before taking the position at Abbott Laboratories, from 1983 to 1993, Dr. Fortunak worked as Associate Senior Research Investigator, Senior Research Investigator, and Assistant Director for Smith Kline Beechman (GlaxoSmithKline), and from 1993 to 2000 was the Associate Director, Director, Senior Director, and Executive Director of DuPont Pharmaceutical Company. In 2004, Dr. Fortunak assumed the position of Associate Professor of Chemistry and Pharmaceutical Sciences at Howard University in Washington, D.C., with a goal of developing an international program for cGMP practices worldwide. Dr. Fortunak has extensive experience dealing with the FDA and other regulatory agencies and has worked on industry initiatives (PQRI, BACPAC I & II) as a member of the PhRMA API Technical Group. He has significantly contributed to new drug development for illnesses including Malaria, Parkinson’s disease, Ovarian, Breast and Small-Cell Lung cancer, Hypertension and Congestive Heart Failure, AIDS (NNRTI), Breast and Ovarian cancer and Karposi’s sarcoma and AIDS (NRTI). In addition to his other work, Dr. Fortunak is a consultant for the Clinton Foundation’s HIV/AIDS Initiative (CHAI) and the World Health Organization; advising these organizations on pricing and production of antiretroviral drugs as well as advising generic manufacturers of antiretroviral drugs on the requirements for cGMPs, general strategies for process development and route discovery for the production of API.

Board Committees

At December 31, 2016, we had not yet established an audit committee, compensation committee, or nominating committee. During 2016, the functions ordinarily handled by these committees were handled by our entire Board. In February of 2015, the Board authorized formation of and adopted charters for an audit committee, compensation committee and nominating committee. As of the date of filing this annual report, no members were appointed to the audit committee, compensation committee or nominating committee. The audit committee, compensation committee and nominating committee have not yet held any meetings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2016, the Reporting Persons met all applicable Section 16(a) filing requirements, with the following exceptions: (i) Ms. Griffin was not timely with respect to Statement of Changes in Beneficial Ownership of Securities on Form 4 necessitated by the issuance of shares in error that were later cancelled; and (ii) Ms. Griffin who was not timely with respect to a Statement of Changes in Beneficial Ownership of Securities on Form 4 necessitated by the issuance of shares in error, the majority of which were later cancelled.

Item 11.	Executive Compensation

The following table summarizes the annual compensation of our Named Executive Officers (defined below), as of December 31, 2016. “Named Executive Officers,” consistent with Item 402(m) of Regulation S-K promulgated under the Exchange Act, include: (i) the Company’s Principal Executive Officer and individuals acting in a similar capacity during fiscal year 2016, regardless of compensation level; (ii) the Company’s two most highly compensated executive officers other than the Principal Executive Officer who were serving as executive officers at the end of fiscal year 2016; and (iii) up to two additional individuals who would have been included under (ii) above but for the fact that the applicable individual was not serving as an executive officer of the Company at the end of fiscal year 2016.

The Officers receive an annual salary from the Company as described in the table below for the services rendered on behalf of the Company.

Name and Principal Position	Year	Salary		Bonus	Stock Awards		Option Awards	All Other Compensation		Total($)

Noreen Griffin	2016	$401,953	(1)	$—	$—		$150,140	$37,180	(2)	$589,273
Chief Executive Officer	2015	$381,281	(1)	$—	$—		$—	$18,000	(2)	$399,281

Christopher Pearce	2016	$292,508	(1)	$—	$—		$—	$24,105	(3)	$316,713
Chief Operating Officer, Director(*)	2015	$285,961	(1)	$—	$—		$—	$18,000	(3)	$303,961

Peter Aronstam	2016	$90,000		$—	$—	(4)	$14,972	$—		$104,972
Chief Financial Officer	2015	$90,000		$—	$—	(4)	$—	$—		$90,000

Dr. Fengping Shan	2016	$20,000		$—	$230,000	(5)	$—	$—		$250,000
Chief Science Officer	2015	$20,000		$—	$—		$—	$—		$20,000

(*) Mr. Pearce passed away on December 12, 2016.

(1) In 2015 and 2016, Ms. Griffin and Mr. Pearce agreed to defer a portion of their salaries until the Company had sufficient income to pay them in cash in full. In April 2015, Mr. Pearce agreed to waive payment of $282,252 of his deferred compensation in return for a royalty payable in perpetuity in an amount equal to (a) $0.01 per tablet or capsule of LDN sold by the Company outside of the United States, and (b) $0.005 per tablet or capsule of LDN sold by the Company in the United States. At December 31, 2016, the amounts of salaries deferred for Ms. Griffin and owed to Mr. Pearce’s estate were $856,812 and $230,471 respectively ($613,109 and $126,562, respectively, at December 31, 2015).

(2) The Company pays Ms. Griffin $1,500 per month for unaccountable expenses during each month of the term of her employment agreement. Unaccountable expenses refer to costs incurred by Ms. Griffin in the course of business that are not required to be reported on a monthly expense report. These costs include expenses incurred related to international travel. The Company also reimburses Ms. Griffin for the cost of health insurance premiums.

(3) The Company paid Mr. Pearce $1,500 per month for unaccountable expenses during each month of the term. Unaccountable expenses refer to costs incurred by Mr. Pearce in the course of business that are not required to be reported on a monthly expense report. These costs include expenses incurred related to international travel. The Company also reimbursed Mr. Pearce for the cost of health insurance premiums.

(4) In 2016, warrants were granted to Mr. Aronstam to acquire 100,000 shares of common stock of the Company and at a price of $0.14 each. The warrants were recorded at $14,972, which was determined to be the fair value as of the date of the warrant grant. The warrants expire on June 29, 2021. In 2015, there were no awards to Mr. Aronstam of Company common stock. In 2015, Mr. Aronstam was awarded 50,000 shares of common stock of Cytocom Inc.

(5) 1,437,500 shares were issued to Dr. Shan, representing 1 million shares for past services ($160,000) and 437,500 for past-due compensation ($70,000). No cash payments were made to Dr. Shan in 2016; the Company recorded a liability of $20,000 owed to Dr. Shan for services provided in 2016. In 2015, the Company recorded a liability of $20,000 owed to Dr. Shan for services provided.

Employment and Related Agreements

Noreen Griffin, the Company’s Chief Executive Officer, entered into an employment agreement with the Company in March 2012. The agreement has an initial two-year term and automatically renews for additional one-year periods at the election of our Board, unless sooner terminated in accordance with the agreement. The agreement provides for payment of an annual salary of $275,000, increasing by 5% per year during the term, payment of a monthly auto allowance of $1,500, payment for medical and insurance benefits, and payment of annual bonuses as determined by the Company. Ms. Griffin is also entitled to receive 2 million shares of the Company’s common stock when the Company commences shipments of its LDN product, in addition to the 3 million founder shares to which Ms. Griffin was already entitled. The agreement entitles Ms. Griffin to certain payments if more than 50.1% of the Company’s issued stock is acquired in a merger. The agreement was amended in March 2013, increasing Ms. Griffin’s annual salary to $350,000. The agreement was further amended as of March 14, 2016 extending the term to March 25, 2017. The amendment to the agreement also entitles Ms. Griffin warrants to purchase 1,000,000 shares of the Company’s common stock at $0.20 cents. The options were recorded at $150,140, which was determined to be the fair value as of the date of the option grant.

Peter Aronstam, our Chief Financial Officer, entered into a services agreement with the Company on December 15, 2014. The agreement expired on December 14, 2015, unless sooner terminated in accordance with the agreement. Pursuant to the agreement, Mr. Aronstam is required to devote twenty-five hours per month to carry out the chief financial officer services identified in the agreement. The agreement provides for a monthly payment of $7,500 and requires the Company to issue Mr. Aronstam a warrant, which is exercisable for five years, to purchase 250,000 shares of our common stock at an exercise price of $0.14 per share. On June 30, 2016, Mr. Aronstam’s agreement was extended to June 30, 2017. Under the extension, Mr. Aronstam received a warrant, which is exercisable for five years, to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.17 per share. The warrant was recorded at $14,972, which was determined to be the fair value as of the date of the warrant grant.

Outstanding Equity Awards at Fiscal Year-End

Warrants were granted to Mr. Aronstam in December 2014 to acquire 250,000 shares of common stock of the Company and 250,000 shares of common stock of Cytocom Inc. at a price of $0.14 each. The warrants expire on December 14, 2019. Warrants were granted to Mr. Aronstam in June 2016 to acquire 100,000 shares of common stock of the Company at a price of $0.17 each. The warrants expire on June 29, 2021.

An option was granted to Ms. Griffin in March 2016 to acquire 1,000,000 shares of common stock of the Company at a price of $0.20 each. The options expire on March 13, 2021.

Summary Director Compensation Table

The following table shows information regarding the compensation earned or paid during 2016 to Non-Employee Directors who served on the Board during the year. The compensation paid to Ms. Griffin, Mr. Pearce, and Dr. Shan is shown under “Executive Compensation” and the related explanatory tables. Ms. Griffin, Mr. Pearce, and Dr. Shan did not receive any compensation for their service as members of the Board.

Name and Principal Position	Year	Fees Paid or Earned in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-equity incentive plan compensation	Non-qualified incentive plan compensation	All Other Compensation ($)	Total ($)

Dr. Nicholas Plotnikoff	2016	—				16,202	—	—	—	16,202
Non-Executive Chairman of the Board	2015	—		—		—	—	—	—	—

Edward Teraskiewicz,	2016	60,000	(1)	42,500	(1)	339,077	—	—	—	441,577
Director	2015	50,000	(1)	53,990	(1)	—	—	—	—	103,990

Dr. Clifford	2016	55,000	(2)	42,500	(2)	339,077	—	—	—	436,577
Selsky	2015	—		—		—	—	—	—

Paul	2016	55,000	(3)	42,500	(3)	309,539	—	—	—	407,039
Akin	2015	—		—		—	—	—	—

(1) For services as a director in 2016, Mr. Teraskiewicz was entitled to receive payment of $60,000. Mr. Teraskiewicz agreed to defer payment until 2017. In 2016, Mr. Teraskiewic was awarded 250,000 shares of common stock the Company for services as director. The stock was recorded at $42,500. In 2016, he also received 2,000,000 warrants, the cost of which was recorded at $339,077. In 2015, Mr. Teraskiewic was awarded 350,000 shares of common stock the Company for services as director. The stock was recorded at $53,990.

(2) For services as a director in 2016, Dr. Selsky was entitled to receive payment of $55,000. Dr. Selsky agreed to defer $27,500 of this amount until 2017. In 2016, Dr. Selsky was awarded 250,000 shares of common stock the Company for services as director. The stock was recorded at $42,500. In 2016, he also received 2,000,000 warrants, the cost of which was recorded at $339,077

(3) For services as a director in 2016, Mr. Akin was entitled to receive payment of $55,000. Mr. Akin agreed to defer $55,000 of this amount until 2017. In 2016, Mr. Akin was awarded 250,000 shares of common stock the Company for services as director. The stock was recorded at $42,500. In 2016, he also received 2,000,000 warrants, the cost of which was recorded at $309,539.

For 2016, all members of the Board of Directors who are not our employees, or Non-Employee Directors, currently receive an annual retainer of $60,000 per year, payable monthly in arrears. In addition, Non-Employee Directors are eligible to receive stock upon their appointment to the Board. Certain members of the Board of Directors are also entitled to receive an annual payment of Company shares for their services. We do not currently have minimum stock ownership guidelines for Non-Employee Directors.

We reimburse Non-Employee Directors for actual out-of-pocket costs incurred to attend board meetings. No additional compensation is paid for attendance in person or by telephone at board meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of March 16, 2017 (the “Determination Date”) by: (i) each current director of our company; (ii) each of our named executive officers; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

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

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 326,615,497 shares of common stock and warrants outstanding as of the March 27, 2017. Unless otherwise indicated, the business address of each person in the table below is c/o Immune Therapeutics, Inc., 37 North Orange Avenue, Suite 607, Orlando, Florida 32801.

Name and Address	Amount of Beneficial Ownership		Percentage of Class %

Dr. Nicholas Plotnikoff, Non-Executive Chairman of the Board	6,650,000	(1)	2.0

Noreen Griffin, Chief Executive Officer and Director	4,817,710	(2)	1.5
Edward Teraskiewicz, Director (5)	3,600,000	(3)	1.1
Paul Akin, Director (5)	6,885,712		2.1
Dr. Clifford Selsky, Director (5)	2,250,000		0.7
Dr. Fengping Shan, Chief Science Officer	3,702,499		1.1
Peter Aronstam, Chief Financial Officer	425,000	(4)	0.2
Dr. Joseph M. Fortunak, VP of Global R&D and Chemical Development	1,000,000		0.3
Robert J. Dailey (6)	16,496,667		5.0

All directors and officers as a group (8 persons)	45,827,588		14.0

(1)	These shares are held by the Plotnikoff Family Trust. An additional 700,000 shares are in the process of being transferred from the Plotnikoff Family Trust to a trustee in the TNI Pharma bankruptcy. The trust does not have any beneficial ownership of these shares, nor does it control or direct their voting interests in any manner or have dispositive control.

(2)	Represents 704,009 shares held in the name of Griffin Enterprises Group, Inc., which is 50% owned and managed by Robert Wilson, Ms. Griffin’s son; 2,685,000 shares held by the Griffin Family Trust, an irrevocable trust that is not managed by Ms. Griffin; and 1,428,701 shares held by Noreen Griffin, individually.

(3)	1,600,000 of these shares are held by the Raster Investments, Inc., an irrevocable trust that is not managed by Mr. Teraskiewicz. Warrants for 2,000,000 shares were issued to Mr. Teraskiewicz.

(4)	Represents warrants to purchase 425,000 shares of common stock, as follows: (i) for price of $1.00 (75,000 shares until December 2018); for price of $0.14 (250,000 shares until December 2019); and for price of $0.17 (100,000 shares until June 2021). In addition, Mr. Aronstam holds a warrant to purchase 250,000 shares of Cytocom Inc. at $0.14 per share until December 2019.

(5)	As compensation for their appointment as directors, the Company has agreed to issue Dr. Selsky and Mr. Akin each a total of 500,000 shares of restricted common as follows: 250,000 shares of stock will be issued and fully earned upon their agreement to serve as directors, and 250,000 shares will be issued and fully earned after each serves as director for 12 consecutive months. Warrants for 2,000,000 shares each were issued to Mr. Akin and Dr. Selsky.

(6)	Mr. Dailey’s address is 401 First Street, Los Altos, California 94002.

(*) Beneficial ownership of less than 1.0 percent is omitted.

Item 13.	Certain Relationships and Related Party Transactions

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

On May 1, 2016, the Company formalized the terms under which Robert Wilson, the son of Noreen Griffin, the Company’s Chief Executive Officer, is employed. The terms of the agreement define Mr. Wilson’s base salary and health insurance coverage. In the year ended December 31, 2016, the Company paid compensation to Mr. Wilson totaling $70,000 ($nil in the year ended December 31, 2015).

On January 3, 2013, the Company formalized the terms under which Kelly O’Brien Wilson, the daughter-in-law of Noreen Griffin, the Company’s Chief Executive Officer, is employed. Ms. Wilson had been working with the Company since 2012 and her three-year employment agreement is effective as of December 1, 2012. The terms of the agreement define her base salary, a grant of a common stock, and health insurance coverage. Ms. Wilson was issued 500,000 shares of common stock of the Company in January 2014. In October 2015, the expiration date of the agreement was extended to October 1, 2018. In the year ended December 31, 2016, the Company paid compensation to Ms. Wilson totaling $156,582 ($163,954 in the year ended December 31, 2015).

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

The following table sets forth fees billed to us by Turner, Stone & Company, L.L.P., our independent registered public accounting firm, during the fiscal years ended December 31, 2016 and December 31, 2015 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2016	December 31, 2015

Audit Fees	$78,553	$66,167
Audited Related Fees	$—	$—
Tax Fees	$1,841	$4,000
All Other Fees	$7,120	$14,095

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description

3.1	Restated Articles of Incorporation*
3.2	Bylaws*
10.1	Sale and Assignment of Patent and Transfer of Technology Agreement with Nicholas Plotnikoff †>
10.2	Agreement with Professor Shan †>
10.3	Patent License Agreement with Penn State Research Foundation r†
10.4	Patent License Agreement Between Immune Therapeutics, Inc. and Jacqueline Young for the intellectual property of Dr. Bernard Bihari#
10.5	Strategic Framework Agreement for Cooperation with Hubei Qianjiang Pharmaceutical Company, and Commissioned Processing Contract, and Addendum to Venture Cooperation †>
10.6	Malawi Memorandum of Agreement with GB Oncology & Imaging Group Ltd.#
10.7	Letter of Intent between GB Oncology & Imaging Group Ltd. and G-Ex Technologies St. Maris Pharma Limited #
10.8	Distribution Agreement in Nigeria with GB Pharma Holdings Inc. †>
10.9	ViPharma Agreement †>
10.10	Strategic Framework Agreement, Addendum to Venture Cooperation and Supplementary Agreement with Hubei Qianjiang Pharmaceutical Company (MENK) (filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.11	Manufacturing Agreement with Laboratorios Ramos (and English translation)>
10.12	Engagement Agreement for Corporate Advisory Services by the Brewer Group?
10.13	Employment Agreement with Noreen Griffin (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.14	Master Service Agreement with American Peptide Company (filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.15	Agreement with AHAR Pharma (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.16	Consulting agreement with Dr. Graham Burton (filed as Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.17	Promissory note to Robert J. Dailey, issued February 6, 2014, for $200,000 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).
10.18	Promissory note to Robert J. Dailey, issued March 7, 2014, for $200,000 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).
10.19	Promissory note to Robert J. Dailey, issued March 28, 2014, for $200,000 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).
10.20	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $399,000 µ
10.21	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $400,000 µ
10.22	Distribution Agreement, effective June 11, 2014, between Airmed Biopharma Limited and PanAm Global Logistics, Inc. (filed as Exhibit 1.1 to our Current Report on Form 8-K dated June 25, 2014, and incorporated herein by reference).
10.23	Immune Therapeutics, Inc. 2014 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on July 16, 2014, and incorporated herein by reference).
10.24	Supplementary Agreement on New Drug Methionine – Enkephalin Cooperation, dated August 6, 2014, between Immune Therapeutics, Inc. and Hubei Qianjiang Pharmaceutical Co., Ltd. (filed as Exhibit 1.1 to our Current Report on Form 8-K dated August 13, 2014, and incorporated herein by reference).

10.25	Assignment by Professor Fengping Shan Ph.D. to Immune Therapeutics, Inc., executed August 6, 2014 (filed as Exhibit 1.2 to our Current Report on Form 8-K dated August 13, 2014, and incorporated herein by reference).
10.26	Clinical Trial Agreement, dated October 20, 2014, between TNI BioTech International Ltd. and American Hospital and Resorts (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 30, 2014, and incorporated herein by reference).
10.27	Contract for the Compounding of Pharmaceutical Products, dated December 8, 2014, between Immune Therapeutics, Inc. and KRS Global Biotechnology, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 15, 2014, and incorporated herein by reference).
10.28	Services Agreement, dated December 15, 2014, between Immune Therapeutics, Inc. and Aronstam Management Services, Inc. µ
10.29	Royalty Agreement (Filed as Exhibit 10.1 to our Current Report on Form 8-K dated May 21, 2015, and incorporated herein by reference.)
10.30	Change of Transfer Agent Agreement (Filed as Exhibit 99.1 to our Current Report on Form 8-K dated January 26, 2015, and incorporated herein by reference.)
10.31	Real Property Lease for Florida Office and Extension
10.32	Compounding Contract with Complete Pharmacy and Medical Solutions, LLC (filed as Exhibit 10.1 to our Current Report 8-K dated May 20, 2016, and incorporated herein by reference.)
10.33	Employment Agreement with Robert Wilson (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference).
10.34	Letter of Intent with Super T-Cell Cancer Co., (filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 21, 2016, and incorporated herein by reference.)
10.35	Extension of Employment Agreement with Noreen Griffin
10.36	Extension of AHAR Agreement
10.37	Extension of Employment Agreement with Peter Aronstam
10.38	Agreement with Joyce Banda
10.39	Patent License Agreement with Cytocom
10.40	Agreement with Cote Orphan
10.41	Securities Purchase Agreement with JMJ Financial
10.42	Agreements with Jill Smith
21.1	List of Subsidiaries µ
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002 µ
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002 µ
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 µ

*	filed with the Form 10 Registration Statement filed with the SEC on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
#	filed with the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
+	filed with the Amendment No. 2 to the Form 10 Registration Statement filed with the SEC on July 18, 2013 and incorporated herein by reference.
^	filed with the Amendment No. 3 to the Form 10 Registration Statement filed with the SEC on August 23, 2013 and incorporated herein by reference.
?	filed with the Amendment No. 4 to the Form 10 Registration Statement filed with the SEC on September 25, 2013 and incorporated herein by reference.
Î	filed with the Amendment No. 5 to the Form 10 Registration Statement filed with the SEC on October 11, 2013 and incorporated herein by reference.
†	Portions of this exhibit have been redacted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.
>	Filed with the Amendment No. 6 to the Form 10 Registration Statement filed with the SEC on November 21, 2013 and incorporated hereby by reference.
R	Filed with the Amendment No. 7 to the Form 10 Registration Statement filed with the SEC on January 22, 2015 and incorporated hereby by reference.
µ	Filed herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Immune Therapeutics, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of Immune Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Immune Therapeutics, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their consolidated operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
March 31, 2017

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015

ASSETS

Current Assets:
Cash and cash equivalents	$74,389	$23,149
Accounts receivable	-	16,197
Total current assets	74,389	39,346

Fixed Assets:
Computer equipment, net of accumulated depreciation of $7,888 and $6,331 respectively	1,850	1,682
Deposits	200	200

Total assets	$76,439	$41,228

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,818,605	$1,924,672
Accrued liabilities	3,156,759	1,281,039
Current portion of notes payable	4,225,419	2,793,701

Total current liabilities	9,200,783	5,999,412

Total liabilities	9,200,783	5,999,412

Commitments and Contingencies (Note 10)

Stockholders’ Deficit:
Common stock - par value $0.0001; 500,000,000 shares authorized; 250,428,133 and 174,850,047 shares issued and outstanding respectively	25,043	17,485
Additional paid in capital	360,420,026	343,434,786
Stock issuances due	962,429	1,140,303
Prepaid services	(822,500)	(660,417)
Accumulated deficit	(365,718,976)	(349,861,173)

Deficit attributable to common stockholders	(5,133,978)	(3,857,732)
Non-controlling interest	(3,990,366)	(2,100,452)
Total stockholders’ deficit	(9,124,344)	(5,958,184)
Total liabilities and stockholders’ deficit	$76,439	$41,228

The accompanying footnotes are an integral part of these consolidated financial statements

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Revenues, net	$3,463	$16,197

Operating expenses:
Selling, general and administrative	3,886,599	2,734,414
Research and development expense	444,165	977,203
Stock issued for services general and administrative	5,212,304	6,240,143
Warrant valuation	4,730,726	46,189
Depreciation and amortization expense	1,557	594,785
Impairment of intangible assets	-	5,226,352
Total operating expenses	14,275,351	15,819,086

Loss from operations	(14,271,888)	(15,802,889)

Other expense:
Interest expense	(3,446,564)	(270,989)
Impairment of investment	-	(32,000)
Loss on settlement of debt	(2,100,549)	(843,573)
Total other expense	(5,547,113)	(1,146,562)
Net loss	$(19,819,001)	$(16,949,451)
Net loss attributable to non-controlling interest	(297,600)	(2,706,939)
Net loss attributable to common shareholders	(19,521,401)	(14,242,512)

Basic loss per share attributed to common shareholders	$(0.09)	$(0.09)

Weighted average number of shares outstanding	216,687,993	153,247,023

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/ (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-in	Stock To	Prepaid	Accumulated	Non-Controlling
	Shares	Amount	Capital	Be Issued	Services	Deficit	Interest	Total

Balance December 31, 2014	134,417,210	$13,442	$337,985,787	$847,279	$(3,553,185)	$(333,547,378)	$606,487	$2,352,432

Issuance of common stock for prepaid services	16,672,504	1,667	2,730,708	535,000	(1,436,000)	-	-	1,831,376

Amortization of prepaid services	-	-	-	-	4,328,768	-	-	4,328,768

Issuance of common stock for investment	400,000	40	31,960	-	-	-	-	32,000

Issuance of common stock for legal settlement	1,000,000	100	79,900	-	-	-	-	80,000

Issuance of common stock for interest expense	62,500	6	15,619	-	-	-	-	15,625

Issuance of common stock in exchange for debt	14,058,833	1,406	1,954,971	(257,000)	-	-		1,699,377

Issuance of common stock for cash and exercise of warrants	8,239,000	824	589,651	15,025	-		-	605,500

Issuance and modification of common stock warrants	-		46,189	-	-			46,189

Net loss	-	-	-	-	-	(14,242,512)	(2,706,939)	(16,949,451)

Balance December 31, 2015	174,850,047	$17,485	$343,434,786	$1,140,303	$(660,417)	$(347,789,889)	$(2,100,452)	$(5,958,184)

Issuance of common stock for prepaid services	32,633,910	3,262	5,678,998	(307,875)	(3,072,535)	-	-	2,301,850

Amortization of prepaid services	-	-	-	-	2,910,452	-	-	2,910,452

Discount on warrants issued in connection with notes payable	-	-	682,665	-	-	-	-	682,665

Issuance of common stock for legal expenses	150,000	15	22,485	-	-	-	-	22,500

Issuance of common stock for interest expense	4,621,296	463	403,287	-	-	-	-	403,750

Issuance of common stock in exchange for debt	36,235,380	3,625	5,242,272	155,001	-	-	-	5,400,898

Issuance of common stock for cash and exercise of warrants	1,937,500	193	224,807	(25,000)	-	-	-	200,000

Issuance and modification of common stock warrants	-	-	4,730,726	-	-	-	-	4,730,726

Issuance of stock of Cytocom						1,592,314	(1,592,314)	-

Net loss	-	-	-	-	-	(19,521,401)	(297,600)	(19,819,001)

Balance December 31, 2016	250,428,133	$25,043	$360,420,026	$962,429	$(822,500)	$(365,718,976)	$(3,990,366)	$(9,124,344)

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss including non-controlling interest	$(19,819,001)	$(16,949,451)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,557	2,552
Amortization	-	592,233
Stock issued for services	2,324,350	1,911,375
Amortization of stock issued for prepaid services	2,910,452	4,328,768
Impairment of intangible assets	-	5,226,352
Impairment of investment	-	32,000
Loss on settlement of debt and accounts payable	2,100,549	843,573
Stock warrant expense	4,730,726	46,189
Stock issued for loan expenses and interest	403,750	15,625
Amortization of debt discount	989,035
Expenses paid by lenders	115,202
Accounts receivable write off	2,661
Changes in operating assets and liabilities:
Accounts receivable	13,536	(16,197)
Prepaid expenses and other current assets	-	39,983
Accrued liabilities	2,846,461	194,201
Accounts payable	540,983	900,484

Net cash used in operating activities	(2,839,739)	(2,832,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(1,725)	-

Net cash provided used in investing activities	(1,725)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of warrants	200,000	605,500
Proceeds from notes payable	2,768,631	2,057,975
Repayment of notes payable	(75,927)	-
Net cash provided by financing activities	2,892,704	2,663,475

Increase/(decrease) in cash	51,240	(168,838)
Cash and cash equivalents, beginning of year	23,149	191,987
Cash and cash equivalents, end of year	$74,389	$23,149

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

	2016	2015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$29,567	$20,500

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable, accrued liabilities and accounts payable to common stock	$3,363,731	$855,804
Accrued liabilities converted to note payable	$388,143	$-
Settlement of note payable by issuance of new note payable	$-	$50,000
Notes payable for expenses paid by lender	$115,201	$46,933
Debt discounts on notes payable	$1,007,716	$-

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company completed the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development. On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016. At December 31, 2016, the Company’s equity interest had been further reduced to 13%, by subsequent issuances of Cytocom common stock to shareholders in settlement of notes payable.

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

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at December 31, 2016 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2017 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss from operations of $19,819,001 and used cash and cash equivalents for operations in the amount of $2,839,739 during the year ended December 31, 2016, resulting in a stockholders’ deficit of $9,124,344.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (U.S. GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue for the year ended December 31, 2016. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and will supersede most existing revenue recognition guidance. Early adoption is not permitted. The standard becomes effective for the Company in the first quarter of 2018. The Company is currently evaluating the effect, if any, that the standard will have on its consolidated financial statements and related disclosures.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2016, the Company has no cash balances in excess of insured limits.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the years ended December 31, 2016 and December 31, 2015 was $1,557 and $2,552, respectively.

Intangible Assets

Costs incurred to acquire and/or develop the Company’s product licenses and patents are capitalized and amortized by straight-line methods over estimated useful lives of ten to sixteen years. Intangible assets are stated at the lower of cost or estimated fair value. During the years ended December 31, 2016 and December 31, 2015, the Company capitalized $nil and $nil respectively, of such costs incurred for the Company’s acquisition of licenses for the patents. (See Note 10). Amortization expense for the years ended December 31, 2016 and December 31, 2015 was $0 and $592,233, respectively.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360-10-05, “Property, Plant and Equipment.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. In 2015, the Company determined that the carrying amount recorded for the acquisition of licenses and patents related to LDN were impaired, and recorded an impairment loss of $5,226,352. No such impairment charges were recorded in 2016.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2016 and 2015, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2016, and 2015, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

A calculation of basic and diluted net loss per share follows:

	For the year ended December 31,
	2016	2015
Historical net loss per share:
Numerator
Net loss	$(19,819,001)	$(16,949,451)
Non-controlling interest	(297,600)	(2,706,939)
Net loss attributed to common stockholders	$(19,521,401)	$(14,242,512)

Denominator
Weighted-average common shares outstanding—
Denominator for basic and diluted net loss per share	216,687,993	153,247,023

Basic and diluted net loss per share attributed to common stockholders	$(0.09)	$(0.09)

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	Year Ended December 31,
	2016	2015
Common Stock Purchase Warrants	59,191,904	9,131,500

Recent Accounting Standards

During the year ended December 31, 2016 and through March 31, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2016, our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

3. Fixed Assets

	December 31,
	2016	2015
Fixed assets:
Computer equipment	$9,738	$8,013

Less accumulated depreciation	(7,888)	(6,331)

Property and equipment, net	$1,850	$1,682

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2016	2015
Accrued payroll to officers and others	1,126,261	758,342
Accrued interest and penalties - notes payable	1,902,018	236,671
Estimated legal settlement	128,087	282,136
Other accrued liabilities	393	323
State payroll taxes	-	3,567

Total accrued expenses and other liabilities	$3,156,759	$1,281,039

5. Notes Payable

Notes payable consist of the following:

	December 31, 2016	December 31, 2015
Promissory note issued July 29, 2014 to Ira Gaines. In 2016, the maturity date on the note was extended to December 1, 2017. The note earns interest at a rate of 18% per annum.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and September 30, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Principal of $425,500 and accrued interest of $37,427 were converted to 5,309,092 shares of common stock in the year ended December 31, 2016, Notes aggregating $286,000 were in default at December 31, 2016, as the Company was unable to pay installments on those notes on their due dates. No demands for repayment have been made by the lenders.	286,000	711,500

Promissory note issued October 17, 2014 to Roger Bozarth. The note matures on October 17, 2015 and earns interest at a rate of 2% per annum. The lender converted this note and $2,139 in accrued interest to 114,237 shares of common stock in January 2016.	-	7,000

Promissory notes issued between May 1, 2015 and December 31, 2016, and maturing between June 14, 2015 and September 30, 2017. Lenders on loans aggregating $505,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $198,500, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $100,000 were in default at December 31, 2016, as the Company was unable to repay those notes on their due dates. No demands for repayment have been made by the lenders.	704,494	669,933

Promissory note issued January 26, 2015 to Robert J. Dailey. The note is senior to, and has priority in right of payment over, all indebtedness of the Company. The note earns interest at a rate of 2% per annum and was due on July 30, 2015. Principal of $200,000 and accrued interest of $4,778 was converted to 3,722,015 shares of common stock in 2016.	-	200,000

Promissory notes issued by Cytocom Inc. between April 29, 2015 and December 31, 2015. Lenders earn interest at rates between 5% and 10% per annum. These notes mature on September 30, 2016. $375,000 of principal and $12,036 in accrued interest was converted to 4,837,960 shares of common stock in 2016. The Company was unable to repay the remaining notes at maturity and the notes are in default, although no demand for repayment has been made by the lenders.	425,000	800,000

Promissory notes issued in December 2015. Lenders earn interest at a rate of 10% per month. Notes are repayable on March 9, 2016. $30,000 of principal and $49,000 of interest and penalties were converted to 987,500 shares of common stock in 2016. The Company was unable to repay the remaining note at maturity and the note is in default. The Company is obligated to pay late-payment penalties totaling $5,000 per day on the remaining obligation.	100,000	130,000

Promissory note issued November 24, 2015 as settlement of amounts owing to a law firm. The Lender earns interest at the rate of 10% per annum. The note and $10,036 in interest was converted to 1,235,536 shares of common stock in July 2016.	-	175,268

Promissory notes issued between May 5, 2016 and June 2, 2016 that mature between October 1, 2016 and January 31, 2017, and include stock conversion features, warrants and original issue debt discounts. Notes aggregating $304,882 were paid on February 8, 2017. The remaining note's maturity date was extended and is in default on March 31, 2017. No demand for repayment has been made by the lender.	554,882	-

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature.	112,737	-

Promissory note issued in July 2016. The note was repayable on October 5, 2016 but was extended to December 31, 2016. The note earns interest at 6% per month. The Company was unable to repay the note at maturity and the note is in default.	50,000	-

Promissory note issued in July 2016 with an original issuance discount of $30,000. Net proceeds were $150,000. The note is repayable on April 7, 2017.	180,000	-

Promissory notes issued in August 2016 for $149,854 as a settlement of amounts owed to a law firm. The notes accrue interest at 5% per annum and are payable in 18 equal monthly installments of $8,641.88. The note was in default on December 31, 2016.	120,987	-

Promissory notes issued between July 1, 2016 and December 31, 2016. Lenders earn interest at 2% per annum. The notes mature on September 30, 2017. Notes aggregating $239,000 were converted in the fourth quarter of 2016.	256,000	-

Notes aggregating $1,354,000 were issued in the fourth quarter of 2016. The notes accrue interest at 2% per annum and mature between November 1, 2017 and December 31, 2017.	1,354,000	-

Less: Original issue discounts on notes payable and warrants issued with notes.	(18,681)	-

Total	4,225,419	2,793,701

Less: Current Portion	$(4,225,419)	$(2,793,701)

Long-Term debt, less current portion	$-	$-

As of December 31, 2016, the Company had accrued $399,271 in unpaid interest and $1,502,747 in unpaid default penalties. During the year ended December 31, 2016, 4,621,296 shares with a fair value of $403,750 were issued by the Company for interest expense under promissory notes.

As of December 31, 2015, the Company had accrued $236,671 in unpaid interest. During the year ended December 31, 2015, 62,500 shares with a fair value of $15,625 were issued by the Company for interest expense under promissory notes.

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

As of December 31, 2016 and 2015, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of December 31, 2016, the Company had 250,428,133 shares of common stock outstanding and 174,850,047 outstanding as of December 31, 2015.

Stock Warrants

In 2016, the Company issued 50,222,904 warrants, exercisable into one share of common stock of the Company for each warrant at prices between $0.03 and $2.00 per share. The warrants expire between Oct 2017 and Dec 2021.

When the Company sells its stock to stockholders for cash, it periodically issues warrants to those stockholders to acquire additional stock at prices agreed at the date of the original sale. The Company incurs a cost for the rights attached to the warrants, which is calculated using the Black-Scholes Model. This expense is reported in the Statements of Operations above as the Warrant valuation expense.

During 2016, there were no modifications of the terms of any warrants issued by the Company.

Following is a summary of outstanding stock warrants at December 31, 2016 and 2015 and activity during the years then ended:

	Number of Shares	Exercise Price	Weighted Average Price

Warrants as of December 31, 2015	9,131,500	$0.07-15	$1.47

Issued	50,222,904	$0.03-2.00	$0.16

Expired	(162,500)	$5.00	$5.00

Exercised	0	$0	$0

Warrants as of December 31, 2016	59,191,904	$0.03-15.00	$0.35

Summary of outstanding warrants as of December 31, 2016:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Fourth Quarter 2017	350,000	$1.50-9.00	1.00
First Quarter 2018	127,500	$15.00	1.25
Second Quarter 2018	33,334	$15.00	1.50
Third Quarter 2018	250,000	$1.50	1.75
Fourth Quarter 2018	6,089,166	$1.00-1.50	2.00
First Quarter 2019	4,024,000	$0.50-2.00	2.25
Second Quarter 2019	135,000	$0.07-0.23	2.50
Third Quarter 2019	260,000	$0.50-1.50	2.75
Fourth Quarter 2019	400,000	$0.14	3.00
Second Quarter 2020	300,000	$0.50	3.50
Fourth Quarter 2020	1,000,000	$0.20	4.00
First Quarter 2021	12,600,000	$0.20	4.25
Second Quarter 2021	23,806,237	$0.03-0.20	4.50
Third Quarter 2021	9,166,667	$0.03-0.20	4.75

7. Stock Compensation

Shares Issued for Services

During the years ended December 31, 2016 and 2015, the Company issued 32,633,910 and 16,672,504 shares of common stock respectively for consulting fees. The Company valued these shares based upon the fair value of the common stock at the dates of the agreements. The consulting fees are amortized over the contract periods which are typically between 12 and 24 months. The amortization of prepaid services totaled $2,910,452 and $4,328,768 for the years ended December 31, 2016 and 2015.

8. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the years ended December 31, 2016 and 2015 because the Company incurred a net loss in both years.

Deferred tax assets:

	2016	2015

Net operating losses	$27,153,000	$22,611,000
Stock based compensation	63,108,000	60,914,000
Amortization, depreciation, and impairment	6,765,000	6,765,000
Capitalization of start-up costs for tax purposes	1,854,000	1,854,000
Loss on debt conversion of debt	1,216,000	502,000
Total deferred tax assets	99,382,000	92,646,000

Valuation allowance	(99,382,000)	(92,646,000)

Total deferred tax assets, net	$-	$-

The Company has recognized no tax benefit for the losses generated for the periods through December 31, 2016. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

Our effective tax rate for fiscal years 2016 and 2015 was 0%. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year, but are not consistent from year to year.

As of December 31, 2016, we have estimated federal and state income tax net operating loss (“NOL”) carry-forwards of approximately $79,900,000, which will expire in 2032-2035.

	2016		2015
	Amount	Percent	Amount	Percent
Benefits for income tax at federal statutory rate	$6,738,000	34%	$5,763,000	34%
Change in valuation allowance	(6,983,000)	(34)%	$(5,762,000)	(34)
Permanent differences	(2,000)	-	(1,000)	-
Change in estimates	247,000	-	-	-
	$-	-	$-	-%

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

On December 24, 2012, the Company signed an agreement for the acquisition of patent rights (the “Smith Agreement”) for the intellectual property of Dr. Jill Smith and LDN Research Group, LLC (collectively, the “Licensor Parties”), whose members are Dr. Ian S. Zagon, Dr. Patricia J. McLaughlin and Moshe Rogosnitzky and orphan drug designation by the FDA to a novel late-stage drug, trademarked “LDN,” for the treatment of Pediatric Crohn’s disease. The patent covers methods and formulations for treatment of the inflammatory and ulcerative diseases of the bowel, using naltrexone in low doses as an opioid antagonist. These patents were acquired in exchange for 300,000 shares of our common stock with a fair value of $2,715,000 and payment of $165,384 (consisting of a $100,000 initial license fee and payment of $65,384 of expenses), which totaled $2,880,384.

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

In December of 2014, the Government of Malawi completed an oncology clinic at the Queen Elizabeth Central Hospital in Blantyre, Malawi for the treatment of cancer and infectious diseases. In 2015, the Company submitted protocols seeking permission from the Pharmacy, Medicines and Poisons Board of Malawi (“PMPB”) to conduct two trials involving Lodonal™ in Malawi:

a.	The first protocol, submitted jointly with The Jack Brewer Foundation (“JBF Worldwide”), received PMPB approval on November 11, 2015. The protocol covers a 12-month trial for a “Single Visit Approach to Cervical Cancer Prevention.” The approach is designed to deliver a preventive and simple procedure that can be performed in a clinical setting without the use of a laboratory and to allow for immediate treatment of any precancerous lesions utilizing Wallach LL100 Cryosurgical systems. The protocol provides for 50% of the patient group to be put on Lodonal™ to determine if the drug lowers the number of opportunistic infections during the year, and if it can be shown that LDN increases CD4, CE8, NK and T cell count, which would show that the incidence rates of opportunistic infection could decrease with Lodonal™ and that Lodonal™ could be used as a prophylaxis to prevent substantial HIV-related morbidity in Malawi. The PMPB approved the trial in late 2016 and recruitment began in late 2016 and continued through first quarter of 2017, with the trial now ongoing.

b.	The second protocol, which has not yet been approved, covers a trial using Lodonal™ for the treatment of cancer. The Company has put this trial on hold as it may not be necessary with the approval in Nigeria in addition to the pending approval in Kenya and Senegal for Lodonal™ for the treatment of cancer.

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

In December of 2016 Qianjiang Pharmaceutical completed the following documents:

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

In addition to the pharmacology and toxicology studies, Qianjiang Pharmaceutical and China Peptide completed the formulation and CMC necessary to scale up manufacturing of MENK.

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

In January of 2017, Acromax obtained from the Ministry of Public Health and Social Assistance a Medications and Specialized Pharmaceuticals Registration Certification for LodonalTM, which allows for the manufacture and sale of LodonalTM in the Dominican Republic and for export. The Ministry also issued a Certificate of Pharmaceutical Product for Nigeria, Kenya, Senegal and Malawi, which will allow for the export of LodonalTM to those countries where we have drug and marketing approval.

Operating Leases

At December 31, 2016, the Company was a party to agreements to lease office space in Orlando, Florida. Cash rental expense for the years ended December 31, 2016 and 2015 was $16,041 and $53,205 respectively.

Legal Proceedings

On November 11, 2016, the Company received a fax containing a copy of a lawsuit supposedly filed against the Company on November 10, 2016. The Company has not been served and has not been provided a case number or evidence that the suit has been filed and is relying on the information in the facsimile received as the basis for this disclosure. Apparently, Kacem Enterprise, Inc. is suing the Company and certain of its consultants and their related entities for $21,777 plus interest, costs and attorneys’ fees for fees Kacem Enterprise claims it is owed for travel related expenses incurred by certain consultants of the Company. The suit was supposedly filed in the Circuit Court of Arlington, Virginia. The Company has not accrued any amount for these claims, on the basis that the claims should have been filed only against the consultants.

11. Related Party Transactions

None.

12. Subsequent Events

Between January 1, 2017 and March 31, 2017, the Company issued shares as follows:

Number of Shares
Issuance of common stock to employees and consultants	6,045,460
Issuance of common stock in exchange for debt	10,010,638
Issuance of common stock pursuant to a court order and settlement agreement	3,000,000
Issuance of common stock for the exercise of a warrant	1,656,447

As of March 29, 2017, the Company had outstanding 273,640,638 shares of common stock.

Between January 1, 2017 and March 23, 2017, the Company issued 150,000 warrants for services and employment, exercisable into one share of common stock of the Company for each warrant at a price of $0.20 per share. The warrants expire in February 2022.

Between January 1, 2017 and March 23, 2017, the Company borrowed $735,000.

On February 8, 2017, the Company paid $321,845 in principal and interest to repay a note payable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: March 31, 2017	By:	/s/ Noreen Griffin
	Name:	Noreen Griffin
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Aronstam
	Name:	Peter Aronstam
	Title:	Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Nicholas Plotnikoff	Chairman of the Board	March 31, 2017
Nicholas Plotnikoff

/s/ Noreen Griffin	Director	March 31, 2017
Noreen Griffin

/s/ Paul Akin	Director	March 31, 2017
Paul Akin

/s/ Clifford Selsky	Director	March 31, 2017
Clifford Selsky

/s/ Edward Teraskiewicz	Director	March 31, 2017
Edward Teraskiewicz

101