Form 10-Q
period 2017-03-31
Immune Therapeutics, Inc.
filed 2017-05-12
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 12, 2017 there were 304,140,678 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS

Current Assets:
Cash and cash equivalents	$98,113	$74,389
Total current assets	98,113	74,389

Fixed Assets:
Computer equipment, net of accumulated depreciation of $8,032 and $7,888 respectively	1,706	1,850
Deposits	200	200

Total assets	$100,019	$76,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,666,406	$1,818,605
Accrued liabilities	3,980,417	3,156,759
Current portion of notes payable, net of debt discount	4,742,259	4,225,419

Total current liabilities	10,389,082	9,200,783

Total liabilities	10,389,082	9,200,783

Commitments and Contingencies (Note 10)

Stockholders’ Deficit:
Common stock - par value $0.0001; 500,000,000 shares authorized; 275,640,678 and 250,428,133 shares issued and outstanding respectively	27,564	25,043
Additional paid in capital	361,542,431	360,420,026
Stock issuances due	1,432,883	962,429
Prepaid services	(876,666)	(822,500)
Accumulated deficit	(368,288,346)	(365,718,976)

Deficit attributable to common stockholders	(6,162,134)	(5,133,978)
Non-controlling interest	(4,126,929)	(3,990,366)
Total stockholders’ deficit	(10,289,063)	(9,124,344)
Total liabilities and stockholders’ deficit	$100,019	$76,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended
	March 31, 2017	March 31, 2016
Revenues, net	$-	$3,463

Operating expenses:
Selling, general and administrative	666,091	939,341
Research and development expense	118,656	(18,842)
Stock issued for services G&A	731,288	1,983,837
Warrant valuation expense	-	2,078,199
Depreciation and amortization expense	144	547
Total operating expenses	1,516,179	4,983,082

Loss from operations	(1,516,179)	(4,979,619)

Other income (expense):
Interest expense	(575,828)	(301,444)
Loss on settlement of debt	(613,926)	(1,364,339
Total other income (expense)	(1,189,754)	(1,665,783)
Net loss	$(2,705,933)	$(6,645,402)
Net loss attributable to non-controlling interest	(136,563)	(44,120)
Net loss attributable to common shareholders	(2,569,370)	(6,601,282)
Basic loss per share to common shareholders	$(0.01)	$(0.03)
Weighted average number of shares outstanding	259,291,541	190,923,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED MARCH 31, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Stock To	Prepaid	Accumulated	Non-Controlling
	Shares	Amount	Capital	Be Issued	Services	Deficit	Interest	Total

Balance December 31, 2016	250,428,133	$25,043	$360,420,026	$962,429	$(822,500)	$(365,718,976)	$(3,990,366)	$(9,124,344)

Issuance of common stock for prepaid services	6,045,460	605	314,396	470,454	(420,000)	-	-	365,455

Amortization of prepaid services	-	-	-	-	365,834	-	-	365,834

Issuance of common stock in exchange for debt	17,510,638	1,751	808,174		-	-	-	809,925

Issuance of common stock for exercise of warrants	1,656,447	165	(165)		-	-	-	-

Net loss	-	-	-	-	-	(2,569,370)	(136,563)	(2,705,933)

Balance as of March 31, 2017	275,640,678	27,564	361,542,431	1,432,883	(876,666)	(368,288,346)	(4,126,929)	(10,289,063)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,705,933)	$(6,645,402)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	144	547
Amortization of debt discount	35,346	-
Amortization of stock issued for prepaid services	365,834	669,667
Stock issued for services	365,455	1,314,169
Stock warrant expense		2,078,199
Loss on settlement of debt	613,926	1,364,339
Changes in operating assets and liabilities:
Accounts receivable	-	(3,463)
Accounts payable	138,840	139,203)
Accrued liabilities	656,958	486,373
Prepaid expenses and other current assets		(1,594
Net cash used in operating activities	(529,430)	(597,962)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of warrants	-	50,000
Payment of notes payable	(321,846)
Proceeds from issuance of notes payable	875,000	657,000

Net cash provided by financing activities	553,154	707,000

Net decrease in cash and cash equivalents	23,724	109,038)
Cash and cash equivalents at beginning of period	74,389	23,149
Cash and cash equivalents at end of period	$98,113	$132,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$13,000	$7,050

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount	$50,000	$-

Shares issued for debt and accrued interest	$362,700	$2,306,415

Shares issued for accounts payable and accrued expenses	$339,339	$-

Cashless exercise of warrants	$165	$-

Estimated loss on debt conversion	$215,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

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

In August 2013, the Company formed its United Kingdom subsidiary, TNI BioTech, LTD (the “UK Subsidiary”). The UK Subsidiary received approval to be considered a micro, small or medium-sized enterprise (“SME”) with the European Medicines Agency (“EMA”) on August 21, 2013. The designation provides the UK Subsidiary with significant discounts when holding meetings or submitting filings to the EMA. On September 19, 2013, the UK Subsidiary submitted a pre-submission package to the EMA regarding Crohn’s Disease. The EMA granted the UK Subsidiary a meeting that took place on September 27, 2013. The UK Subsidiary is eligible to benefit from the provisions for administrative and financial assistance for SMEs set out in Regulation (EC) No 2049/2005. The Company will determine whether or not to apply to obtain EMA benefits once funding becomes available.

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development. On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016. At March 31, 2017, the Company’s equity interest had been further reduced to 13.3%, by subsequent issuances of Cytocom common stock to shareholders in settlement of notes payable.

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

Going Concern

The Company experienced a net loss from operations of $2,705,933, and used cash and cash equivalents for operations in the amount of $529,430 during the quarter ended March 31, 2017, resulting in stockholder’s deficit of $10,289,063 at that date.

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through the sale of products, additional private or public debt or equity offerings, and it may also seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at March 31, 2017 was not sufficient to meet the cash requirements to fund planned operations through March 31, 2018 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 (including the notes thereto) set forth in Form 10-K.

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue for the year ended December 31, 2016. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Revenue Recognition

We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard will not have a material impact on our financial position and results of operations, as we do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2017, the Company has no cash balances in excess of insured limits.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the three months ended March 31, 2017 and March 31, 2016 was $144 and $547, respectively.

Intangible Assets

Costs incurred to acquire and/or develop the Company’s product licenses and patents are capitalized and amortized by straight-line methods over estimated useful lives of ten to sixteen years. Intangible assets are stated at the lower of cost or estimated fair value. During the years ended December 31, 2016 and December 31, 2015, the Company capitalized $nil and $nil respectively, of such costs incurred for the Company’s acquisition of licenses for the patents. (See Note 10). Amortization expense for the three months ended March 31, 2017 and March 31, 2016 was $0 and $0, respectively.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC Topic 360-10-05, “Property, Plant and Equipment.” If the carrying amount of the asset, including any intangible assets associated with that asset, exceeds its estimated undiscounted net cash flow, before interest, the Company will recognize an impairment loss equal to the difference between its carrying amount and its estimated fair value. In 2015, the Company determined that the carrying amount recorded for the acquisition of licenses and patents related to LDN were impaired, and recorded an impairment loss of $5,226,352. No such impairment charges were recorded in 2016 or the first quarter of 2017.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2017 and 2016, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2017, and 2016, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

A calculation of basic net loss per share follows:

	For the three months ended March 31,
	2017	2016
Historical net loss per share:
Numerator
Net loss	$(2,705,933)	$(6,645,402)
Non-controlling interest	(136,563)	(44,120)
Net loss attributed to Common stockholders	$(2,569,370)	$(6,601,282)

Denominator
Weighted-average common shares outstanding—Denominator for basic net loss per share	259,291,541	190,923,381
Basic net loss per share attributed to common stockholders	$(0.01)	$(0.03)

The Company’s potential dilutive securities, which include warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	For the three months ended March 31,
	2017	2016
Warrants to purchase Common stock	52,525,237	24,731,500

Recent Accounting Standards

During the quarter ended March 31, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard will not have a material impact on our financial position and results of operations, as we do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

3. Fixed Assets

	March 31, 2017	December 31, 2016
Fixed Assets:
Computer equipment	$9,738	$9,738
Less accumulated depreciation	(8,032)	(7,888)
Property and equipment, net	$1,706	$1,850

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31, 2017	December 31, 2016

Accrued payroll to officers and others	$1,272,703	$1,126,261
Accrued interest and penalties - notes payable	2,412,535	1,902,018
Estimated legal settlement	128,087	128,087
Other accrued liabilities	167,092	393

Total accrued expenses and other liabilities	$3,980,417	$3,156,759

5. Notes Payable

Notes payable consist of the following:

	March 31, 2017	December 31, 2016
Promissory note issued July 29, 2014 to Ira Gaines. In 2016, the maturity date on the note was extended to December 1, 2017. The note earns interest at a rate of 18% per annum.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and September 30, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Notes aggregating $286,000 were in default at March 31, 2017, as the Company was unable to pay installments on those notes on their due dates. No demands for repayment have been made by the lenders.	286,000	286,000

Promissory notes issued between May 1, 2015 and December 31, 2016, and maturing between June 14, 2015 and September 30, 2017. Lenders on loans aggregating $505,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $198,500, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $591,494 were in default at March 31, 2017, as the Company was unable to repay those notes on their due dates. No demands for repayment have been made by the lenders.	704,494	704,494

Promissory notes issued by Cytocom Inc. between April 29, 2015 and December 31, 2015. Lenders earn interest at rates between 5% and 10% per annum. These notes mature on September 30, 2016. At March 31, 2017, the notes were in default, although no demand for repayment has been made by the lenders.	425,000	425,000

Promissory note issued in December 2015. The lender earns interest at a rate of 10% per month. The note is repayable on March 9, 2016. At March 31, 2017, the note was in default, although no demand for repayment has been made by the lender. On April 3, 2017, the Company settled the obligation.	100,000	100,000

Promissory notes issued between May 5, 2016 and June 2, 2016 that mature between October 1, 2016 and January 31, 2017, and include stock conversion features, warrants and original issue debt discounts. The notes were repaid or converted into stock in the quarter ended March 31, 2017.	-	554,882

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and the note is in default.	112,737	112,737

Promissory note issued in July 2016. The note was repayable on October 5, 2016 but was extended to December 31, 2016. The note earns interest at 6% per month. The Company was unable to repay the note at maturity and the note is in default.	50,000	50,000

Promissory note issued in July 2016 with an original issuance discount of $30,000. Net proceeds were $150,000. The note is repayable on April 7, 2017. The Company was unable to repay the note at maturity and the note is in default.	180,000	180,000

Promissory notes issued in August 2016 for $149,854 as a settlement of amounts owed to a law firm. The notes accrue interest at 5% per annum and are payable in 18 equal monthly installments of $8,641.88. The note was in default on March 31, 2017.	95,061	120,987

Promissory notes issued between July 1, 2016 and December 31, 2016. Lenders earn interest at 2% per annum. The notes mature on September 30, 2017.	256,000	256,000

Notes aggregating $1,354,000 were issued in the fourth quarter of 2016. The notes accrue interest at 2% per annum and mature between November 1, 2017 and December 31, 2017.	1,354,000	1,354,000

Notes aggregating $500,000 were issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and March 31, 2018.	500,000	-

Promissory note issued January 25, 2017. The lenders earn interest at 7% per month. The note matures on July 5, 2017.	50,000	-

Promissory note issued February 28, 2017, originally for $675,000, convertible into common stock of the Company in accordance with the conversion provisions of the note. In March 2017, $112,700 of the note was converted into 5 million common shares of the Company.	562,300	-

Less: Original issue discounts on notes payable and warrants issued with notes.	(33,333)	(18,681)

Total	4,742,259	4,225,419

Less: Current Portion	$(4,742,259)	$(4,225,419)

Long-Term debt, less current portion	$-	$-

As of March 31, 2017, the Company had accrued $2,412,535 in unpaid interest and default penalties. During the quarter ended March 31, 2017, 17,510,638 shares with a fair value of $809,925 were issued by the Company for settlement of promissory notes.

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

As of March 31, 2017 and 2016, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of March 31, 2017, the Company had 275,640,678 shares of common stock outstanding, and 250,428,133 outstanding as of December 31, 2016.

Stock Warrants

In the quarter ended March 31, 2017, there were no new warrants issued by the Company.

There were no modifications of the terms of any warrants issued by the Company in the quarters ended March 31, 2017 and 2016.

Following is a summary of outstanding stock warrants at March 31, 2017 and activity during the three months then ended:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2016	59,191,904	$0.03-15.00	$0.35

Issued in 2017	-	$-	$-

Expired and forfeited	5,010,220	$0.03	$0.03

Exercised	1,656,447	$0.03	$0.03

Warrants as of March 31, 2017	52,525,237	$0.03-15.00	$0.39

Summary of outstanding warrants as of March 31, 2017:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Fourth Quarter 2017	350,000	$1.50-9.00	0.50
First Quarter 2018	127,500	$15.00	0.75
Second Quarter 2018	33,334	$15.00	1.00
Third Quarter 2018	250,000	$1.50	1.25
Fourth Quarter 2018	6,089,166	$1.00-1.50	1.50
First Quarter 2019	4,024,000	$0.50-2.00	1.75
Second Quarter 2019	135,000	$0.07-0.23	2.00
Third Quarter 2019	260,000	$0.50-1.50	2.25
Fourth Quarter 2019	400,000	$0.14	2.50
Second Quarter 2020	300,000	$0.50	3.00
Fourth Quarter 2020	1,000,000	$0.20	3.50
First Quarter 2021	12,600,000	$0.20	3.75
Second Quarter 2021	23,806,237	$0.03-0.20	4.00
Third Quarter 2021	3,150,000	$0.15-0.20	4.25

7. Stock Compensation

Shares Issued for Services

During the quarters ended March 31, 2017 and 2016, the Company issued 6,045,460 and 19,043,000 shares of common stock respectively for consulting fees. The Company valued these shares at $365,455 and $1,314,169 respectively, based upon the fair market value of the common stock at the dates of the agreements. The consulting fees are amortized over the contract periods which are typically between 12 and 24 months. The amortization of prepaid services totaled $365,834 and $669,667 for the quarters ended March 31, 2017 and 2016.

8. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the quarters ended March 31, 2017 and 2016 because the Company incurred a net loss in both quarters.

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

The Smith Agreement requires the Company to (i) use commercially reasonable efforts to develop, commercialize, market and sell licensed products in a manner consistent with a business plan, (ii) expend a minimum amount of funds per annum to develop and commercialize licensed products as soon as practicable, (iii) obtain all requisite regulatory approvals needed to use or sell licensed products in the field of use, and (iv) make the first commercial sale of a licensed product by March of 2017. As of March 31, 2017, the Company had not made a commercial sale of licensed product. Under the Smith Agreement, if the licensors determine that the Company has not fulfilled its obligations, they may furnish the Company with written notice of such determination, in which case the Company must either fulfill the obligation or negotiate a mutually acceptable revised commitment. As of the date of the filing of this Form 10-Q, the licensors had not provided any such notice of determination under the agreement.

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

The Foundation Agreement requires the Company to: (a) use commercially reasonable efforts to develop, commercialize, market and sell licensed products in a manner consistent with a business plan; (b) expend a minimum amount of funds per annum to develop and commercialize licensed products as soon as practicable; (c) obtain all requisite regulatory approvals needed to use or sell licensed products in the field of use; and (d) make the first commercial sale of a licensed product by December 31, 2016. As of March 31, 2017, the Company had not made a commercial sale of licensed product. Under the Foundation Agreement, if the licensor determines that the Company has not fulfilled its obligations, it may furnish the Company with written notice of such determination, in which case the Company must either fulfill the obligation or negotiate a mutually acceptable revised commitment. As of the date of the filing of this Form 10-Q, the licensor had not provided any such notice of determination under the agreement.

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

In October 2013, the Company announced the signing of a Distribution Agreement with AHAR Pharma, a Nigerian company, to market Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer. AHAR intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The agreement expires in December 2018. The Company expects to implement the agreement in 2017, upon receipt of approvals from NAFDAC for the sale of LodonalTM in Nigeria. Under the agreement, the Company is obligated to provide delivery of an initial supply of between 1 million and 1.5 million doses of Lodonal™ product to cover AHAR Pharma’s first-year purchase commitment.

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

On October 25, 2016, the Company and Acromax Dominicana, SA (“Acromax”) entered into a contract for manufacturing of LDN tablets, capsules and/or creams (“Agreement”). Subject to the terms and conditions of the Agreement, Acromax will obtain all necessary licenses and permits to carry out the manufacturing and packaging of LDN in exchange for a fixed fee per tablet plus an additional fee for packaging, shipping and customs clearance. The Agreement has an initial term of five years unless terminated by either party in accordance with the terms.

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

Operating Leases

At March 31, 2017, the Company was a party to an agreement to lease office space in Orlando, Florida. Rent expense for the quarters ended March 31, 2017 and 2016 was $4,129 and $(114,794), respectively. The 2016 expense reflects the reversal of accruals for rent expense in prior years, including the settlement with E.J. Krause & Associates, Inc.

Legal Proceedings

None.

11. Subsequent Events

The Company issued 28,500,000 shares of common stock between March 31, 2017 and May 12, 2017, of which, 13,000,000 shares are for consulting fees, 5,500,000 shares are for debt conversions and settlements and 10,000,000 shares were sold for cash.

On April 4, 2017, the Company entered into a settlement agreement (the “Settlement Agreement”) with Mr. Marshall Faulk (“Faulk”). Pursuant to the Settlement Agreement, Faulk agreed to assign a promissory note issued by the Company to Faulk on December 10, 2015 in the principal amount of $100,000.00 (the “Prior Note”), under which the Company was in default, to Mr. Robert J. Dailey (“Dailey”) pursuant to a Debt Purchase and Exchange Agreement (the “Exchange Agreement”) between the parties. In addition, Faulk agreed to waive all claims against the Company relating to the Prior Note. In consideration for the foregoing, the Company agreed to issue Faulk 2,000,000 restricted common shares.

On May 1, 2017, the Company issued a warrant to purchase 1,500,000 shares of the Company’s common stock, at an exercise price of $0.15 per share. The warrant expires on May 1, 2022.

As of May 12, 2017, the Company had outstanding 304,140,678 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements and Associated Risks

This section and other parts of this Form 10-Q contain forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 31, 2017 (the “2016 Form 10-K”) under the heading “Risk Factors”.

The following discussion should be read in conjunction with the 2016 Form 10-K and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months, or periods of those fiscal years. Each of the terms the “Company”, “we”, “us” or “our” as used herein refers collectively to Immune Therapeutics, Inc. and its subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development. On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016. At March 31, 2017, the Company’s equity interest had been further reduced to 13.3%, by subsequent issuances of Cytocom common stock to shareholders in settlement of notes payable.

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

Research and Development

The Company’s research and development (“R&D”) activities commenced in the third quarter of 2012, the Company having completed the initial acquisition of MENK-related patents required for research in the second quarter of that year. Through 2013 and the first nine months of 2014, we continued to build R&D organization and capabilities focusing primarily on new uses for opioid-related immuno-therapies, such as LDN and MENK. Those activities were suspended at the end of September 2014, due to lack of funding. We expect to be able to resume activities in 2017.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

We had no revenues from operations for the three months ended March 31, 2017, compared to $3,463 for the three months ended March 31, 2016.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended March 31, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2017	2016
Selling, general and administrative	$666	$939
Increase/(decrease) from prior year	$(273)	$537
Percent increase/(decrease) from prior year	(29)%	134%

For the three months ended March 31, 2017 and 2016, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2017	2016
Stock listing and investor relations expenses	$10	$49
Consulting and contractors	189	324
Payroll	226	396
Professional fees	108	85
Travel	12	19
Other expenses	121	66

In the three months ended March 31, 2017, total cash and cash accruals for selling, general and administrative expense was $666 compared to $939 for the corresponding period in 2016, a decrease of $273 or 29%. Significant cash items included:

●	consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $189 in 2017, a decrease of $135 or 42% over the $324 spent in 2016. The decrease was the result primarily of the expiration of certain consulting contracts by the end of 2016 and a one-time charge of $95 in 2016 for consulting fees owed from prior periods;

●	professional fees for legal, tax and accounting services in the amount of $108 in 2017, an increase of $23 or 27% over the $85 spent in 2016. The increase was primarily due to costs incurred for increased borrowing in the first quarter of 2017 and higher fees paid for audit and tax services in the first quarter of 2017;

●	payroll in the amount of $226 in 2017, a decrease of $170 or 43% over the $396 spent in 2016. The decrease reflects lower headcount in 2017, and the costs of stock awards to executives and employees in the first quarter of 2016. There were no stock awards in the first quarter of 2017; and

●	travel in the amount of $12 in 2017, a decrease of $7 or 39% over the $19 spent in 2016.

Research and development

R&D expenses and related percentages for the three months ended March 31, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2017	2016
Research and development	$119	$(19)
Increase from prior year	$138	$(196)
Percent increase/(decrease) from prior year	100%	(111)%

Expenses for research and development in the three months ended March 31, 2017 increased by 100% compared to expenses in the same period in 2016. The increase reflects a one-time reversal of accrued expenses ($55) in 2016 for the development of an application to monitor LDN treatment, and increased legal fees in 2017 to maintain patents and licenses, offset by lower travel expenses for R&D activities in Africa.

Significant items included:

●	payments for contracted technical services, $25 in 2017, an increase of $44 or 100% over the $(19) spent in 2016, reflecting a one-time reversal of accrued expenses ($55) in 2016 for the development of an application to monitor LDN treatment;

●	payments for professional fees of $39 in 2017, an increase of $17 or 79% over the $22 spent in 2016, reflecting the increased cost in maintaining patents and licenses worldwide;

●	payroll of $0 in 2017, an increase of $5 or 100% over the $(5) credit in 2016. In 2016, the Company reversed charges it had accrued in prior periods for payroll tax liabilities.

Most of the R&D spending in the first quarter of 2017 was for LDN. In the same period in 2016 75% of the spending was for the development of LDN; the balance was spent on MENK.

Stock issued for services

The Company periodically receives services from consultants under long-term consulting contracts, in terms of which it issues stock to prepay for the services. In such cases, the Company initially accounts for the full cost of these services as Prepaid Services on its balance sheet, calculated by the number of shares issued multiplied by the share price on the contract date. This amount is then amortized as a cost over the period in which the services are provided to the Company. The Company reports these costs separately from Selling, general and administrative costs, and Research and development costs, to better demonstrate the true costs of Selling, general and administrative activities, and Research and development.

Amortization of amounts recorded as Prepaid Services for stock issued for services G&A and related percentages for the three months ended March 31, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2017	2016
Amortization of prepaid consulting expense G&A	$481	$670
Percentage decrease from prior year	(28)%	(69)%

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services had been fully amortized in prior years.

The number of shares issued for prepaid consulting services G&A in the three months ending March 31, 2017 was 6,045,460 (19,043,000 in the corresponding period in 2016).

Prepaid consulting services G&A in the three months ended March 31, 2017 consisted of the following:

Amortization of cost of stock issued prior to 2016	$5
Amortization of cost of stock issued in 2016	261
Amortization of cost incurred for new stock issued in the three months ended March 31, 2017 under consulting contracts entered into in 2017	215

Warrant valuation expense

When the Company sells its stock for cash or settles debt for stock, it periodically issues warrants to acquire additional stock at prices agreed at the date of the original sale. The Company incurs a cost for the rights attached to the warrants, which is calculated using the Black-Scholes Model (see above 6. Capital Structure—Common Stock and Common Stock Purchase Warrants.) This expense is reported in the Condensed Consolidated Statements of Operations above as the Warrant valuation expense.

In the three months ended March 31, 2017, the Company issued no warrants to stockholders. In the three months ended March 31, 2016, the Company issued 15,600,000 warrants to stockholders at an exercise price range of $0.20 to $2.00, for which it recorded an expense of $2,078.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. The decrease year over year in depreciation and amortization expense reflects the fact that all of the Company’s patents and licenses had been fully amortized by December 31, 2016.

Depreciation and amortization expenses for the three months ended March 31, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2017	2016
Depreciation expense	$-	$1
Amortization expense	$-	$-
Decrease from prior year	$(1)	$(148)
Percentage increase/(decrease) from prior year	(100)%	(100)%

Interest Expense

Interest expense for the three months ended March 31, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2017	2016
Interest expense	$576	$301
Increase from prior year	$275	$283
Percentage increase from prior year	91%	1,571%

The increase in interest expense reflects the higher level of notes payable outstanding at March 31, 2017 ($4,742) than compared to March 31, 2016 ($2,838).

Loss on settlement of debt

In three months ended March 31, 2017, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded an expense of $614, reflecting the fair value of the shares of common stock issued in exchange for the debt. In three months ended March 31, 2016, the Company recorded an expense of $1,364, reflecting the fair value of the shares of common stock issued in exchange for the debt.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $98,113 at March 31, 2017, compared to $132,187 at March 31, 2016.

For the three months ended March 31, 2017 and 2016, net cash used in operating activities from operations was $529,430 and $497,962, respectively.

No cash was used in investing activities for the three months ended March 31, 2017 and 2016.

During the three months ended March 31, 2017 proceeds from the sale of stock and exercise of stock warrants totaled $0 compared to $50,000 for the corresponding period in 2016. We also received $875,000 from the issuance of notes payable in three months ended March 31, 2017, compared to $657,000 in 2016. There were $321,846 of loan repayments made in cash in the three months ended March 31, 2017 ($0 in 2016).

The Company expects to generate revenues from sales in 2017. If the Company is unable to generate sufficient cash flows from sales, or if it does not raise additional working capital to meet all of its operating obligations and expenditures, the Company may have to modify its business plan.

In addition to the cost of its ongoing operations, the Company expects it will incur future research and development expenditures in the next 12 months through Cytocom. Cytocom plans to conduct Phase II and Phase IIB trials for the treatment of Crohn’s disease, at an estimated cost of $3,900,000 and $7,500,000 respectively for each phase. If the trials do not commence before the end of 2017, the Company will be required to make a payment of $100,000 in December 2017 under its license agreements. In prior years, the Company has been able to raise funds through sales of notes payable to cover this obligation, and it expects to do the same if the payment becomes due in December 2017.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2017 and 2016, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Management assessed the effectiveness of the internal controls over financial reporting as of March 31, 2017, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of March 31, 2017, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended March 31, 2017, the Company issued a total of 25,212,545 shares of common stock (net of stock cancellations). 17,510,638 of those shares were issued to settle amounts owed under notes payable, including accrued and unpaid interest as applicable, to common stock as repayment of the notes (8,503,041 in 2016). No shares were issued to settle amounts owed to certain of the Company’s vendors and employees (2,418,942 in 2016). Between January 1, 2017 and March 31, 2017, a warrant holder exercised 1,656,447 warrants in a cashless exercise to purchase shares (0 between January 1, 2016 and March 31, 2016). The Company sold no shares of its common stock. In total, the Company received $0 as consideration for the exercise of the previously-issued warrants and $0 for the purchase of common stock, for an aggregate sum of $0 (between January 1, 2016 and March 31, 2016, it sold an aggregate 312,500 shares of its common stock at $0.08 per share. In total, the Company received $0 as consideration for the exercise of the previously-issued warrants and $25,000 for the purchase of common stock, for an aggregate sum of $25,000).

The following table lists all securities issued during in the three months ended March 31, 2017 without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number	Purchaser	Proceeds		Consideration	Exemption
1/10/2017	Common Stock Purchase	500,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

1/25/17	Common Stock Purchase	5,000,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

2/24/17	Common Stock Purchase	272,730	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

2/24/2017	Common Stock Purchase	272,730	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

2/15/2017	Common Stock Purchase	1,656,447	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

1/31/2017	Common Stock Purchase	950,000	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

2/10/2017	Common Stock Purchase	2,500,000	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

3/2/2017	Common Stock Purchase	1,500,000	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

3/13/2017	Common Stock Purchase	1,500,000	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

3/21/2017	Common Stock Purchase	1,500,000	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

3/28/2017	Common Stock Purchase	2,500,000	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

3/28/2017	Common Stock Purchase	2,060,638	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

3/10/2017	Common Stock Purchase	3,000,000	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

3/31/2017	Common Stock Purchase	2,000,000	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at March 31, 2017, certain promissory notes on which the Company was in arrears on payments of principal as follows:

1.	Repayment of a promissory note for $50,000 issued in July 2016. The lender earns interest at a rate of 6% per month. The note is repayable on December 31, 2016. At March 31, 2017, the note was in default, although no demand for repayment has been made by the lender.

2.	Payment of principal aggregating $286,000 on certain promissory notes issued between November 26, 2014 and September 30, 2016, to raise up to $2,000,000 in debt, on which lenders earn interest at a rate of 10% per annum, plus a pro-rata share of 2 percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity.

3.	Payment of principal aggregating $591,494 on certain promissory notes issued between May 1, 2016 and September 30, 2016, and maturing between June 14, 2016 and December 31, 2016. Interest is payable in a fixed amount not tied to a specific interest rate.

4.	Repayment of promissory notes for $112,737 issued in November 2016. The lender earns interest at a rate of 10% per annum. The note is repayable on November 3, 2016. At March 31, 2017, the note was in default, although no demand for repayment has been made by the lender.

5.	Repayment of a promissory note for $100,000 issued in December 2015. The lender earns interest at a rate of 10% per month. The Company is obligated to pay late-payment penalties totaling $5,000 per day. The note is repayable on March 9, 2016. At March 31, 2017, the note was in default, although no demand for repayment has been made by the lender. On April 3, 2017, the Company settled the obligation.

6.	Repayment of promissory notes for $95,061 issued in August 2016. The lender earns interest at a rate of 5% per annum. The notes are payable in 18 equal monthly installments of $8,641. The notes are in default, although no demand for repayment has been made by the lender.

7.	Payment of principal aggregating $425,000 on certain promissory notes issued by Cytocom Inc. between April 29, 2015 and December 31, 2015. Lenders earn interest at rates between 5% and 10% per annum. These notes matured on September 30, 2016. At March 31, 2017, the notes were in default, although no demand for repayment has been made by the lenders.

At March 31, 2017, the Company had insufficient cash on hand to repay these notes.

ITEM 6. EXHIBITS

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

10.43	Securities Purchase Agreement with Ira Gaines.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: May 12, 2017	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

Immune Therapeutics, Inc.

Date: May 12, 2017	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer

