Form 10-Q
period 2017-06-30
Immune Therapeutics, Inc.
filed 2017-08-14
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 14, 2017 there were 335,538,005 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS

Current Assets:
Cash and cash equivalents	$44,987	$74,389
Total current assets	44,987	74,389

Fixed Assets:
Computer equipment, net of accumulated depreciation of $8,176 and $7,888 respectively	3,067	1,850
Deposits	200	200

Total assets	$48,254	$76,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,794,948	$1,818,605
Accrued liabilities	1,799,387	3,156,759
Notes payable, net of debt discount	4,311,366	4,225,419

Total current liabilities	7,905,701	9,200,783

Total liabilities	7,905,701	9,200,783

Commitments and Contingencies (Note 10)

Stockholders’ Deficit:
Common stock - par value $0.0001; 500,000,000 shares authorized; 332,689,818 and 250,428,133 shares issued and outstanding respectively	33,269	25,043
Additional paid in capital	364,754,705	360,420,026
Stock issuances due	617,884	962,429
Prepaid services	(996,665)	(822,500)
Accumulated deficit	(368,008,192)	(365,718,976)

Deficit attributable to common stockholders	(3,598,999)	(5,133,978)
Non-controlling interest	(4,258,448)	(3,990,366)
Total stockholders’ deficit	(7,857,447)	(9,124,344)
Total liabilities and stockholders’ deficit	$48,254	$76,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues, net	$-	$-	$-	$3,463

Operating expenses
Selling, general and administrative	555,782	893,917	1,221,873	1,833,258
Research and development expense	134,115	67,262	252,770	48,420
Stock issued for services G&A	360,001	1,194,761	1,091,290	3,178,598
Warrant valuation	317,898	490,355	317,898	2,568,554
Depreciation and amortization expense	144	434	288	981
Total operating expenses	1,367,940	2,646,729	2,884,119	7,629,811

Loss from operations	(1,367,940)	(2,646,729)	(2,884,119)	(7,626,348)

Other income (expense):
Interest expense	(128,082)	(1,051,576)	(703,911)	(1,353,020)
Gain/(Loss) on settlement of debt	1,644,657	(340,343)	1,030,732	(1,704,683)
Total other income (expense)	1,516,575	(1,391,919)	326,821	(3,057,703)

Net income/(loss) before income taxes	148,635	(4,038,648)	(2,557,298)	(10,684,051)
Income taxes	-	-	-	-
Net income/(loss	$148,635	$(4,038,648)	$(2,557,298)	$(10,684,051)
Net income/(loss) attributable to non-controlling interest	(131,519)	(109,929)	(268,082)	(154,049)
Net income/(loss) attributable to common shareholders	$280,154	$(3,928,719)	$(2,289,216)	$(10,530,002)

Basic and diluted loss per share attributable to common shareholders	$0.00	$(0.02)	$(0.01)	$(0.05)

Weighted average number of shares outstanding	313,578,281	207,229,469	281,886,367	199,076,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED JUNE 30, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Stock To	Prepaid	Accumulated	Non-Controlling
	Shares	Amount	Capital	Be Issued	Services	Deficit	Interest	Total

Balance December 31, 2016	250,428,133	$25,043	$360,420,026	$962,429	$(822,500)	$(365,718,976)	$(3,990,366)	$(9,124,344)

Issuance of common stock for prepaid services	25,545,460	2,555	1,757,446	(494,545)	(1,060,000)	-	-	205,456

Amortization of prepaid services	-	-	-	-	885,835	-	-	885,835

Issuance of common stock for accrued interest	3,000,000	300	161,700	-	-	-	-	162,000

Issuance of common stock in exchange for debt	37,793,111	3,779	1,749,227	-	-	-	-	1,753,006

Issuance of common stock for sale and exercise of warrants	15,923,114	1,592	348,408	150,000	-	-	-	500,000

Issuance and modification of common stock warrants	-	-	317,898	-	-	-	-	317,898

Net loss	-	-	-	-	-	(2,289,216)	(268,082)	(2,557,298)

Balance as of June 30, 2017	332,689,818	$33,269	$364,754,705	$617,884	$(996,665)	$(368,008,192)	$(4,258,448)	$(7,857,447)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,557,298)	$(10,684,051)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	288	981

Stock issued, and amortization of stock issued, for prepaid services	885,835	1,539,928
(Gain)/ loss on settlement of debt	(1,030,732)	1,704,683
Stock issued for services	523,354	1,661,169
Amortization of debt discount	60,347	385,288
Stock warrant expense	-	2,568,554
Stock issued for interest	-	149,000
Changes in operating assets and liabilities:
Accounts payable	239,789	104,131)
Accounts receivable	-	13,536)
Accrued liabilities	647,366	1,168,324)
Prepaid expenses and deposits	-	(11,272)

Net cash used in operating activities	(1,231,051)	(1,399,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(1,505)	-
Net cash used in investing activities	(1,505)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of warrants	500,000	50,000
Payment of notes payable	(321,846)	-
Proceeds from issuance of notes payable	1,025,000	1,390,869

Net cash provided by financing activities	1,203,154	1,440,869
Net increase (decrease) in cash	(29,402)	41,140

Cash and cash equivalents at beginning of period	74,389	23,149
Cash and cash equivalents at end of period	$44,987	$64,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$9,000		$10,137

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount	$50,000		$-

Conversion of debt and accrued interest to common stock	$2,906,000		$3,064,259

Shares issued for accounts payable and accrued expenses	$254,738		$-

Cashless exercise of warrants	$260		$-

Estimated gain/(loss) on debt conversion	$215,000	$

Accounts payable paid directly by lender	$263,446		$-

Settlement paid by lender	$150,000		$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development. On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016. At June 30, 2017, the Company’s equity interest had been further reduced to 12.8%, by subsequent issuances of Cytocom common stock to shareholders in settlement of notes payable.

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

Today, Immune Therapeutics is focused on the commercialization of affordable non-toxic immunotherapies focused on the activation and rebalancing of the body’s immune system. We believe that stimulating the body’s immune system remains one of the most promising approaches in the treatment of Cancers, HIV, Autoimmune Diseases, inflammatory conditions and other opportunistic infections for chronic often life-threatening diseases through the mobilization of the body’s immune system in Emerging Nations using existing clinical data.

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

Going Concern

The Company experienced a net loss from operations of $2,557,298, and used cash and cash equivalents for operations in the amount of $1,231,051 during the six months ended June 30, 2017, resulting in stockholder’s deficit of $7,857,447 at that date.

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through the sale of products, additional private or public debt or equity offerings, and it may also seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at June 30, 2017 was not sufficient to meet the cash requirements to fund planned operations through June 30, 2018 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard will not have a material impact on our financial position and results of operations, as we do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions once we commence revenue-generating activities.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2017, the Company has no cash balances in excess of insured limits.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the three months ended June 30, 2017 and June 30, 2016 was $144 and $434, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2017 and 2016, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2017, and 2016, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

Net Income (Loss) per Share

Basic net income (loss) per share (“EPS”) is calculated in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings Per Share.” Basic net income or loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of common stock purchase warrants outstanding.

A calculation of basic net income (loss) per share follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Net Profit/(Loss)	$148,635	$(4,038,648)	$(2,557,298)	$(10,684,051)
Weighted-average common shares outstanding
Basic:	304,232,895	207,229,469	281,886,367	199,076,428

Weighted-average common stock
Equivalents
Stock options	-	-	-	-
Warrants	9,345,386	-	-	-
Convertible notes	-	-	-	-

Weighted-average common shares outstanding
Diluted	313,578,281	207,229,469	281,886.367	199,076,428

Profit/(Loss) per share outstanding
Basic and diluted	$0.00	$(0.02)	$(0.01)	$(0.05)

The Company’s potential dilutive securities, which include warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding:

	As of June 30,
	2017	2016
Warrants to purchase Common stock	44,619,000	32,748,908
	44,619,000	32,748,908

Recent Accounting Standards

During the quarter ended June 30, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

3. Fixed Assets

	June 30, 2017	December 31, 2016
Fixed Assets:
Computer equipment	$11,243	$9,738
Less accumulated depreciation	(8,176)	(7,888)
Property and equipment, net	$3,067	$1,850

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30, 2017	December 31, 2016

Accrued payroll to officers and others	$1,169,883	$1,126,261
Accrued interest and penalties - notes payable	517,467	1,902,018
Estimated legal settlement	111,644	128,087
Other accrued liabilities	393	393

Total accrued expenses and other liabilities	$1,799,387	$3,156,759

5. Notes Payable

Notes payable consist of the following:

	June 30, 2017	December 31, 2016
Promissory note issued July 29, 2014 to Ira Gaines. In 2016, the maturity date on the note was extended to December 1, 2017. The note earns interest at a rate of 18% per annum.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and September 30, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Notes aggregating $286,000 were in default at June 30, 2017, as the Company was unable to pay installments on those notes on their due dates. No demands for repayment have been made by the lenders.	286,000	286,000

Promissory notes issued between May 1, 2015 and December 31, 2016, and maturing between June 14, 2015 and September 30, 2017. Lenders on loans aggregating $505,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $198,500, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $555,494 were in default at June 30, 2017, as the Company was unable to repay those notes on their due dates. No demands for repayment have been made by the lenders.	704,494	704,494

Promissory notes issued by Cytocom Inc. between April 29, 2015 and December 31, 2015. Lenders earn interest at rates between 5% and 10% per annum. These notes mature on September 30, 2016. At June 30, 2017, the notes were in default, although no demand for repayment has been made by the lenders.	425,000	425,000

Promissory note issued in December 2015. The lender earns interest at a rate of 10% per month. The note is repayable on March 9, 2016. At June 30, 2017, the note was in default, although no demand for repayment has been made by the lender. On April 3, 2017, the Company settled the obligation.	-	100,000

Promissory notes issued between May 5, 2016 and June 2, 2016 that mature between October 1, 2016 and January 31, 2017, and include stock conversion features, warrants and original issue debt discounts. The notes were repaid or converted into stock in the quarter ended June 30, 2017.	-	554,882

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and the note is in default.	102,737	112,737

Promissory note issued in July 2016. The note was repayable on October 5, 2016 but was extended to December 31, 2016. The note earns interest at 6% per month. The Company was unable to repay the note at maturity and the note is in default.	50,000	50,000

Promissory note issued in July 2016 with an original issuance discount of $30,000. Net proceeds were $150,000. The note is repayable on April 7, 2017. $66,000 of the note was converted to stock. The Company was unable to repay the note at maturity and the note is in default.	114,000	180,000

Promissory notes issued in August 2016 for $149,854 as a settlement of amounts owed to a law firm. The notes accrue interest at 5% per annum and are payable in 18 equal monthly installments of $8,641.88. The note was in default on June 30, 2017.	69,135	120,987

Promissory notes issued between July 1, 2016 and December 31, 2016. Lenders earn interest at 2% per annum. The notes mature on September 30, 2017.	256,000	256,000

Notes aggregating $1,354,000 issued in the fourth quarter of 2016. The notes accrue interest at 2% per annum and mature between November 1, 2017 and December 31, 2017.	1,354,000	1,354,000

Notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and June 30, 2018.	500,000	-

Promissory note issued January 25, 2017. The lenders earn interest at 7% per month. The note matures on July 5, 2017.	50,000	-

Notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and June 30, 2018.	300,000	-

Less: Original issue discounts on notes payable and warrants issued with notes.	-	(18,681)

Total	$4,311,366	$4,225,419

As of June 30, 2017, the Company had accrued $517,467 in unpaid interest and default penalties. During the quarter ended June 30, 2017, 20,282,473 shares with a fair value of $874,024 were issued by the Company for settlement of promissory notes.

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

As of June 30, 2017 and 2016, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of June 30, 2017, the Company had 332,689,818 shares of common stock outstanding, and 250,428,133 outstanding as of December 31, 2016.

Stock Warrants

In the quarter ended June 30, 2017, there were 14,750,000 new warrants issued by the Company.

There were no modifications of the terms of any warrants issued by the Company in the quarters ended June 30, 2017. In the quarter ended June 30, 2016, the Company extended to December 31, 2018 the maturity dates on 5,006,666 existing warrants that were originally issued with expiration dates between July 25, 2016 to December 17, 2018. These warrants were originally issued with 3 to 5 year terms, with exercise prices ranging between $0.75 and $1.00.

Following is a summary of outstanding stock warrants at June 30, 2017 and activity during the six months then ended:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2016	59,191,904	$0.03-15.00	$0.35

Issued in 2017	14,750,000	$0.05-0.20	$0.08

Expired and forfeited in 2017	-	$-	$-

Exercised in 2017	5,600,000	$-	$-

Warrants as of June 30, 2017	68,341,904	$0.03-15.00	$0.31

Summary of outstanding warrants as of June 30, 2017:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Fourth Quarter 2017	350,000	$1.50-9.00	0.25
First Quarter 2018	127,500	$15.00	0.50
Second Quarter 2018	33,334	$15.00	0.75
Third Quarter 2018	250,000	$1.50	1.00
Fourth Quarter 2018	6,089,166	$1.00-1.50	1.25
First Quarter 2019	4,024,000	$0.50-2.00	1.50
Second Quarter 2019	135,000	$0.07-0.23	1.75
Third Quarter 2019	260,000	$0.50-1.50	2.00
Fourth Quarter 2019	400,000	$0.14	2.25
Second Quarter 2020	300,000	$0.50	2.75
Fourth Quarter 2020	1,000,000	$0.20	3.25
First Quarter 2021	12,600,000	$0.20	3.50
Second Quarter 2021	21,206,237	$0.03-0.20	3.75
Third Quarter 2021	6,816,667	$0.03-0.20	4.00
Second Quarter 2022	3,250,000	$0.20	4.75
Second Quarter 2032	11,500,000	$0.05	14.75

7. Stock Compensation

Shares Issued for Services

During the six months ended June 30, 2017 and 2016, the Company issued 25,545,460 and 23,643,000 shares of common stock respectively for consulting fees. The Company valued these shares at $1,265,456 and $4,543,170 respectively, based upon the fair value of the common stock at the dates of the agreements. The consulting fees are amortized over the contract periods which are typically between 12 and 24 months. The amortization of prepaid services totaled $885,835 and $1,539,928 for the six months ended June 30, 2017 and 2016.

8. Income Taxes - Results of Operations

The Company considers the likelihood of changes by tax authorities in its filed income tax returns and recognizes a liability for or discloses potential significant changes that management believes are more likely than not to occur upon examination by tax authorities. Management has not identified any uncertain tax positions in income tax returns filed that require recognition or disclosure in the accompanying financial statements. The Company’s income tax returns for the past three years are subject to examination by tax authorities, and may change upon examination.

For financial reporting purposes, for the six months ending June 30, 2017 and 2016, income before income taxes includes the following components:

	June 30, 2017	June 30, 2016
United States	$(2,557,298)	$(10,684,051)
Foreign	-	-
Total	$(2,557,298)	$(10,684,051)

The expense (benefit) for income taxes consist of:

	2017	2016
Current:
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
Total	$-	$-
Deferred and other:
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
	$-	$-
Total tax expense	$-	$-

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

As of December 31, 2016, we had estimated federal and state income tax net operating loss (“NOL”) carry-forwards of approximately $79,900,000, which will expire in 2032-2035.

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

The Smith Agreement requires the Company to (i) use commercially reasonable efforts to develop, commercialize, market and sell licensed products in a manner consistent with a business plan, (ii) expend a minimum amount of funds per annum to develop and commercialize licensed products as soon as practicable, (iii) obtain all requisite regulatory approvals needed to use or sell licensed products in the field of use, and (iv) make the first commercial sale of a licensed product by March of 2017. As of June 30, 2017, the Company had not made a commercial sale of licensed product. Under the Smith Agreement, if the licensors determine that the Company has not fulfilled its obligations, they may furnish the Company with written notice of such determination, in which case the Company must either fulfill the obligation or negotiate a mutually acceptable revised commitment. As of the date of the filing of this Form 10-Q, the licensors had not provided any such notice of determination under the agreement.

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

The Foundation Agreement requires the Company to: (a) use commercially reasonable efforts to develop, commercialize, market and sell licensed products in a manner consistent with a business plan; (b) expend a minimum amount of funds per annum to develop and commercialize licensed products as soon as practicable; (c) obtain all requisite regulatory approvals needed to use or sell licensed products in the field of use; and (d) make the first commercial sale of a licensed product by December 31, 2016. As of June 30, 2017, the Company had not made a commercial sale of licensed product. Under the Foundation Agreement, if the licensor determines that the Company has not fulfilled its obligations, it may furnish the Company with written notice of such determination, in which case the Company must either fulfill the obligation or negotiate a mutually acceptable revised commitment. As of the date of the filing of this Form 10-Q, the licensor had not provided any such notice of determination under the agreement.

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

In December of 2014, the Government of Malawi completed an oncology clinic at the Queen Elizabeth Central Hospital in Blantyre, Malawi for the treatment of cancer and infectious diseases. In 2015, the Company submitted protocols seeking permission from the College of Medicine Research and Ethics Committee of Malawi (“COMREC”) to conduct two trials involving Lodonal™ in Malawi:

a.	The first protocol, submitted jointly with The Jack Brewer Foundation (“JBF Worldwide”), received COMREC approval on November 11, 2015. The protocol covers a 12-month trial for a “Single Visit Approach to Cervical Cancer Prevention.” The approach is designed to deliver a preventive and simple procedure that can be performed in a clinical setting without the use of a laboratory and to allow for immediate treatment of any precancerous lesions utilizing Wallach LL100 Cryosurgical systems. The protocol provides for 50% of the patient group to be put on Lodonal™ to determine if the drug lowers the number of opportunistic infections during the year, and if it can be shown that Lodonal™ increases CD4, CE8, NK and T cell count, which would show that the incidence rates of opportunistic infection could decrease with Lodonal™ and that Lodonal™ could be used as a prophylaxis to prevent substantial HIV-related morbidity in Malawi. COMREC approved the trial in late 2016. Enrollment of study subjects began in late 2016, and the study commenced in January 2017. Due to the fact that enrollment to date in the study has been low, we now expect to reach the target sample size only by the end of the third quarter of 2017. The trial is ongoing with subjects recruited so far, but it cannot be completed until an acceptable sample subject size is reached.

b.	The second protocol, which has not yet been approved, covers a trial using Lodonal™ for the treatment of cancer. The Company has put this trial on hold as it may not be required now that the Company has received approval in Nigeria for in addition to the pending approval in Kenya and Senegal for Lodonal™ for the treatment of cancer.

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

In August 2015, the Company announced the signing of a letter of intent with GB Pharma/AHAR and Fidson Healthcare Plc., in terms of which Fidson will promote LodonalTM upon execution of a definitive agreement between the companies and receipt required regulatory approvals to distribute LodonalTM in Nigeria.

In May 2017, the Company received approval from the National Agency for Food and Drug Administration and Control of Nigeria (“NAFDAC”) to market and distribute LodonalTM in Nigeria. The approval is for a one-day Immune System Regulator for the management of HIV/AIDS, which is based on the results of the Company’s 90-day bridging trial in Nigeria.

Agreements in Kenya

In March 2017, the Company signed a Memorandum of Understanding (“MOU”) for distribution of Lodonal™ in Kenya. The MOU is a three-way distribution agreement between the Company, Kenya-based Omaera Pharmaceuticals Limited, a leading Kenyan pharmaceutical importer and distributor, and GB Pharma Holdings. The MOU sets forth standard terms and conditions for distributing Lodonal™ in Kenya.

In April 2017, the Company submitted a New Drug Application (“NDA”) to the Pharmacy and Poison Board (“PPB”) in Kenya for LodonalTM for the treatment of patients with HIV and cancer, both as a standalone treatment as well as an adjunct treatment, and as an immunomodulator.

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

On October 25, 2016, the Company and Acromax Dominicana, SA (“Acromax”) entered into a contract for manufacturing of LDN tablets, capsules and/or creams (“Agreement”). In accordance with the terms and conditions of the Agreement, Acromax will obtain all necessary licenses and permits to carry out the manufacturing and packaging of LDN in exchange for a fixed fee per tablet plus an additional fee for packaging, shipping and customs clearance. The Agreement has an initial term of five years unless terminated by either party in accordance with its terms.

In January 2017, Acromax obtained from the Ministry of Public Health and Social Assistance a Medications and Specialized Pharmaceuticals Registration Certification for LodonalTM, which allows for the manufacture and sale of LodonalTM in the Dominican Republic and for export. The Ministry also issued a Certificate of Pharmaceutical Product for Nigeria, Kenya, Senegal and Malawi, which will allow for the export of LodonalTM to those countries where the Company has drug and marketing approval.

Operating Leases

At June 30, 2017, the Company was a party to an agreement to lease office space in Orlando, Florida. Rent expense for the quarters ended June 30, 2017 and 2016 was $4,221 and $4,011, respectively

Legal Proceedings

None.

11. Subsequent Events

The Company issued 2,848,187 shares of common stock between June 30, 2017 and August 12, 2017, of which 560,617 shares were for a cashless exercise of a warrant, 2,287,570 shares were for debt conversions and settlements.

Between July 1, 2017 and August 11, 2017, the company received $50,000 in debt financing and $50,000 in equity.

As of August 12, 2017, the Company had outstanding 335,538,005 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements and Associated Risks

This section and other parts of this Form 10-Q contain forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2016 filed with the Securities and Exchange Commission on June 30, 2017 (the “2016 Form 10-K”) under the heading “Risk Factors”.

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development. On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016. At June 30, 2017, the Company’s equity interest had been further reduced to 11.3%, by subsequent issuances of Cytocom common stock to shareholders in settlement of notes payable.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

We had no revenues from operations for the three months ended June 30, 2017, compared to $xx for the three months ended June 30, 2016.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended June 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2017	2016
Selling, general and administrative	$555	$894
Increase/(decrease) from prior year	$(339)	$450
Percent increase/(decrease) from prior year	(38)%	101%

For the three months ended June 30, 2017 and 2016, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2017	2016
Stock listing and investor relations expenses	$78	$-
Consulting and contractors	211	160
Payroll	108	372
Professional fees	11	50
Travel	57	26
Other expenses	90	286

In the three months ended June 30, 2017, total cash and cash accruals for selling, general and administrative expense was $555 compared to $894 for the corresponding period in 2016, a decrease of $339 or 38%. Significant cash items included:

●	consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $211 in 2017, an increase of $51 or 32% over the $160 spent in 2016. The increase reflects higher amounts spent in 2017 on re-establishing dialog with the FDA to re-open clinical trials and the manufacture of products in the USA;

●	professional fees for legal, tax and accounting services in the amount of $11 in 2017, a decrease of $39 or 65% over the $50 spent in 2016. The decrease was primarily due to costs incurred in 2016 to settle outstanding debt obligations and litigation;

●	payroll in the amount of $108 in 2017, a decrease of $264 or 71% over the $372 spent in 2016. The decrease reflects lower headcount in 2017, and the costs of stock awards to executives and employees in the first quarter of 2016. There were no stock awards in the first quarter of 2017; and

●	travel in the amount of $57 in 2017, an increase of $31 or 54% over the $26 spent in 2016.

Research and development

R&D expenses and related percentages for the three months ended June 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2017	2016
Research and development	$134	$67
Increase from prior year	$67	$(347)
Percent increase/(decrease) from prior year	100%	(84)%

Expenses for research and development in the three months ended June 30, 2017 increased by 67% compared to expenses in the same period in 2016. The increase reflects a one-time reversal of accrued expenses ($50) in 2016 for the accrued R&D service expenses, and increased fees in 2017 for work with the FDA on treatment of Crohn’s disease in pediatrics and adults.

Significant items included:

●	payments for contracted technical services, $75 in 2017, an increase of $68 or 974% over the $7 spent in 2016, reflecting increased use of contractors to perform research activities;

●	payments for professional fees of $5 in 2017, a decrease of $1 or 17% over the $6 spent in 2016, reflecting the increased cost in maintaining patents and licenses worldwide;

●	patent expenses of $45 in 2017, reflecting 0 change in the $45 spent in 2016, reflecting payments for certain rights to use LDN.

Most of the R&D spending in the second quarter of 2017 was for LDN. In the same period in 2016, 75% of the spending was for the development of LDN; the balance was spent on MENK.

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

Amortization of amounts recorded as Prepaid Services for stock issued for services G&A and related percentages for the three months ended June 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2017	2016
Amortization of prepaid consulting expense G&A	$610	$1,195
Percentage decrease from prior year	(49)%	(18)%

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services had been fully amortized in prior years.

The number of shares issued for prepaid consulting services G&A in the three months ending June 30, 2017 was 19,500,000 (4,600,000 in the corresponding period in 2016).

Prepaid consulting services G&A in the three months ended June 30, 2017 consisted of the following:

Amortization of cost of stock issued prior to 2017	$127
Amortization of cost of stock issued in 2017	$483

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

In the three months ended June 30, 2017, the Company issued 14,750,000 warrants to stockholders at an exercise price range of $0.05 to $0.20, for which it recorded an expense of $318. In the three months ended June 30, 2016, the Company issued 8,054,908 warrants to stockholders at an exercise price range of $0.14 to $2.00, for which it recorded an expense of $490.

	For the three months ended June 30,
	2017	2016
Warrant valuation expense	$318	$490
Percentage increase/(decrease) from prior year	(35)%	100%

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. All of the Company’s patents and licenses had been fully amortized by December 31, 2016.

Depreciation and amortization expenses for the three months ended June 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2017	2016
Depreciation expense	$-	$-
Amortization expense	$-	$-
Decrease from prior year	$-	$(149)
Percentage increase/(decrease) from prior year	0%	(100)%

Interest Expense

Interest expense for the three months ended June 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2017	2016
Interest expense	$128	$1,052
Decrease from prior year	$(924)	$1,001
Percentage Decrease from prior year	(89)%	1,963%

The decrease in interest expense reflects the repayment of a note on April 3, 2017 in terms of which penalty interest of $5,000/day was accrued in the quarter ended June 30, 2016.

Gain or loss on settlement of debt

In three months ended June 30, 2017, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded income of $1,645, reflecting the fair value of the shares of common stock issued in exchange for the debt. In three months ended June 30, 2016, the Company recorded an expense of $340, reflecting the fair value of the shares of common stock issued in exchange for the debt.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

We had no revenues from operations for the six months ended June 30, 2017, compared to $3,463 for the six months ended June 30, 2016.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the six months ended June 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2017	2016
Selling, general and administrative	$1,222	$1,833
Increase/(decrease) from prior year	$(611)	$987
Percent increase/(decrease) from prior year	(33)%	117%

For the six months ended June 30, 2017 and 2016, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2017	2016
Stock listing and investor relations expenses	$88	$155
Consulting and contractors	400	484
Payroll	334	767
Professional fees	119	136
Travel	69	45
Other expenses	212	246-

In the six months ended June 30, 2017, total cash and cash accruals for selling, general and administrative expense was $1,222 compared to $1,833 for the corresponding period in 2016, a decrease of $611 or 33%. Significant cash items included:

●	consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $400 in 2017, a decrease of $84 or 17% over the $484 spent in 2016. The decrease was the result primarily of the expiration of certain consulting contracts by the end of 2016;

●	professional fees for legal, tax and accounting services in the amount of $119 in 2017, a decrease of $17 or 13% over the $136 spent in 2016. The decrease was primarily due to a reduction in legal fees, reflecting settlement of litigation in 2016, and lower fees paid for audit and tax services in the first half of 2017;

●	payroll in the amount of $334 in 2017, a decrease of $433 or 56% over the $767 spent in 2016. The decrease reflects lower headcount in 2017, lower costs of stock awards to executives and employees in the first half of 2017, and the refund in 2017 of certain payroll taxes paid in the second half of 2016.; and

●	travel in the amount of $69 in 2017, an increase of $24 or 53% over the $45 spent in 2016, reflecting increased travel in both Africa and the USA.

Research and development

R&D expenses and related percentages for the six months ended June 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2017	2016
Research and development	$253	$48
Increase from prior year	$205	$(544)
Percent increase/(decrease) from prior year	427%	(92)%

Expenses for research and development in the six months ended June 30, 2017 increased by 427% compared to expenses in the same period in 2016. The increase reflects a one-time reversal of accrued expenses ($50) in 2016 for the accrued R&D service expenses, and increased fees in 2017 for work with the FDA on treatment of Crohn’s disease in pediatrics and adults.

Significant items included:

●	payments for contracted technical services, $82 in 2017, an increase of $130 or 270% over the $(50) credit in 2016,which arose from the 2016 settlement of payables related to amounts owing for R&D contracted technical services;

●	payments for professional fees of $44 in 2017, an increase of $17 or 63% over the $27 spent in 2016, reflecting the increased cost in maintaining patents and licenses worldwide;

●	payroll of $0 in 2017, an increase of $5 or 100% over the $(5) credit in 2016. In 2016, the Company reversed charges it had accrued in prior periods for payroll tax liabilities.

Most of the R&D spending in the second quarter of 2017 was for LDN. In the same period in 2016, 75% of the spending was for the development of LDN; the balance was spent on MENK.

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

Amortization of amounts recorded as Prepaid Services for stock issued for services G&A and related percentages for the six months ended June 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2017	2016
Amortization of prepaid consulting expense G&A	$1,091	$3,179
Percentage decrease from prior year	(66)%	(12)%

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services had been fully amortized in prior years.

The number of shares issued for prepaid consulting services G&A in the six months ending June 30, 2017 was 25,545,460 (23,643,000 in the corresponding period in 2016).

Prepaid consulting services G&A in the six months ended June 30, 2017 consisted of the following:

Amortization of cost of stock issued prior to 2017	$393
Amortization of cost of stock issued in 2017	698

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

In the six months ended June 30, 2017, the Company issued 14,750,000 warrants to stockholders at an exercise price range of $0.05 to $0.20, for which it recorded an expense of $318. In the six months ended June 30, 2016, the Company issued 23,654,908 warrants to stockholders at an exercise price range of $0.14 to $2.00, for which it recorded an expense of $2,569.

	For the six months ended June 30,
	2017	2016
Warrant valuation expense	$318	$2,569
Percentage increase/(decrease) from prior year	(2,251)%	100%

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. All of the Company’s patents and licenses had been fully amortized by December 31, 2016.

Depreciation and amortization expenses for the six months ended June 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2017	2016
Depreciation expense	$-	$1
Amortization expense	$-	$-
Decrease from prior year	$(1)	$(296)
Percentage increase/(decrease) from prior year	(100)%	(100)%

Interest Expense

Interest expense for the six months ended June 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2017	2016
Interest expense	$704	$1,353
Decrease from prior year	$(649)	$1,284
Percentage decrease from prior year	(48)%	1,861%

The decrease in interest expense reflects the repayment of a note on April 3, 2017 in terms of which penalty interest of $5,000/day was accrued in the six months ended June 30, 2016.

Gain or loss on settlement of debt

In six months ended June 30, 2017, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded income of $1,031, reflecting the fair value of the shares of common stock issued in exchange for the debt. In six months ended June 30, 2016, the Company recorded an expense of $1,705, reflecting the fair value of the shares of common stock issued in exchange for the debt.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $44,987 at June 30, 2017, compared to $64,289 at June 30, 2016.

For the six months ended June 30, 2017 and 2016, net cash used in operating activities from operations was $1,232,051 and $1,399,729, respectively.

$1,505 of cash was used in investing activities for the six months ended June 30, 2017 ($nil in 2016).

During the six months ended June 30, 2017 proceeds from the sale of stock and exercise of stock warrants totaled $500,000 compared to $50,000 for the corresponding period in 2016. We also received $1,025,000 from the issuance of notes payable in six months ended June 30, 2017, compared to $1,390,868 in 2016. There were $321,846 of loan repayments made in cash in the six months ended June 30, 2017 ($0 in 2016).

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2017 and 2016, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Management assessed the effectiveness of the internal controls over financial reporting as of June 30, 2017, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of June 30, 2017, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended June 30, 2017, the Company issued a total of 57,049,140 shares of common stock (net of stock cancellations). 23,282,473 of those shares were issued to settle amounts owed under notes payable, including accrued and unpaid interest as applicable, to common stock as repayment of the notes (3,511,285 in 2016). 19,500,000 shares were issued for services provided (4,450,000 in 2016). Between January 1, 2017 and June 30, 2017, a warrant holder exercised 1,339,286 warrants in a cashless exercise to purchase shares 2,600,000 (0 between January 1, 2016 and June 30, 2016). The Company sold 11,666,667 shares of its common stock. In total, the Company received $0 as consideration for the exercise of the previously-issued warrants and $350,000 for the purchase of common stock, for an aggregate sum of $350,000 (between January 1, 2016 and June 30, 2016, it sold an aggregate 312,500 shares of its common stock at $0.08 per share. In total, the Company received $0 as consideration for the exercise of the previously-issued warrants and $0 for the purchase of common stock, for an aggregate sum of $25,000).

The following table lists all securities issued during in the three months ended June 30, 2017 without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number	Purchaser	Proceeds		Consideration	Exemption
4/5/17	Common Stock Purchase	3,000,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

4/21/17	Common Stock Purchase	500,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

5/5/17	Common Stock Purchase	2,000,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

6/9/17	Common Stock Purchase	1,000,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

4/27/17	Common Stock Purchase	2,500,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

5/5/17	Common Stock Purchase	5,000,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

5/25/17	Common Stock Purchase	2,000,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

6/9/17	Common Stock Purchase	500,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

4/10/17	Common Stock Purchase	2,000,000	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

6/29/17	Common Stock Purchase	1,500,000	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

4/24/17	Common Stock Purchase	3,500,000	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

6/1/17	Common Stock Purchase	13,282,473	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

6/19/17	Common Stock Purchase	3,000,000	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

5/5/17	Common Stock Purchase	10,000,000	Investor		$300,000	Stock Purchase Agreement	Sec. 4(a)(2)

5/25/17	Common Stock Purchase	1,666,667	Investor		$50,000	Stock Purchase Agreement	Sec. 4(a)(2)

5/25/17	Common Stock Purchase	2,600,000	Investor	$	Nil	Cashless Warrant Exercise	Sec. 4(a)(2)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at June 30, 2017, certain promissory notes on which the Company was in arrears on payments of principal as follows:

1.	Repayment of a promissory note for $50,000 issued in July 2016. The lender earns interest at a rate of 6% per month. The note is repayable on December 31, 2016. At June 30, 2017, the note was in default, although no demand for repayment has been made by the lender.

2.	Payment of principal aggregating $286,000 on certain promissory notes issued between November 26, 2014 and September 30, 2016, to raise up to $2,000,000 in debt, on which lenders earn interest at a rate of 10% per annum, plus a pro-rata share of 2 percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity.

3.	Payment of principal aggregating $555,494 on certain promissory notes issued between May 1, 2016 and September 30, 2016, and maturing between June 14, 2016 and December 31, 2016. Interest is payable in a fixed amount not tied to a specific interest rate.

4.	Repayment of promissory notes for $102,737 issued in November 2016. The lender earns interest at a rate of 10% per annum. The note is repayable on November 3, 2016. At June 30, 2017, the note was in default, although no demand for repayment has been made by the lender.

5.	Repayment of a promissory note of $114,000 issued in July 2016. The original amount of the note was for $180,000. On 6/29/17, $66,000 of the principal was converted to stock. At June 30, 2017, the note was in default, although no demand for repayment has been made by the lender.

6.	Repayment of promissory notes for $69,135 issued in August 2016. The lender earns interest at a rate of 5% per annum. The notes are payable in 18 equal monthly installments of $8,641. The notes are in default, although no demand for repayment has been made by the lender.

7.	Payment of principal aggregating $425,000 on certain promissory notes issued by Cytocom Inc. between April 29, 2015 and December 31, 2015. Lenders earn interest at rates between 5% and 10% per annum. These notes matured on September 30, 2016. At June 30, 2017, the notes were in default, although no demand for repayment has been made by the lenders.

At June 30, 2017, the Company had insufficient cash on hand to repay these notes

ITEM 6. EXHIBITS

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: August 14, 2017	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

Immune Therapeutics, Inc.

Date: August 14, 2017	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer

