Form 10-Q
period 2017-09-30
Immune Therapeutics, Inc.
filed 2017-11-14
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [  ] No [X]

As of November 14, 2017 there were 383,532,473 shares of Common Stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS

Current Assets:
Cash and cash equivalents	$22,570	$74,389
Inventories	214,327	-
Total current assets	236,897	74,389

Fixed Assets:
Computer equipment, net of accumulated depreciation of $8,445 and $7,888 respectively	2,798	1,850
Deposits	200	200

Total assets	$239,895	$76,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,222,814	$1,818,605
Accrued liabilities	2,009,660	3,156,759
Notes payable, net of debt discount	4,361,241	4,225,419

Total current liabilities	8,593,715	9,200,783

Total liabilities	8,593,715	9,200,783

Commitments and Contingencies (Note 11)

Stockholders’ Deficit:
Common stock - par value $0.0001; 500,000,000 shares authorized; 357,140,708 and 250,428,133 shares issued and outstanding respectively	35,714	25,043
Additional paid in capital	365,314,385	360,420,026
Stock issuances due	774,226	962,429
Prepaid services	(611,663)	(822,500)
Accumulated deficit	(369,390,460)	(365,718,976)

Deficit attributable to common stockholders	(3,877,798)	(5,133,978)
Non-controlling interest	(4,476,022)	(3,990,366)
Total stockholders’ deficit	(8,353,820)	(9,124,344)
Total liabilities and stockholders’ deficit	$239,895	$76,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues, net	$-	$-	$-	$3,463

Operating expenses
Selling, general and administrative	620,905	1,031,075	1,842,778	2,864,333
Research and development expense	109,340	247,019	362,110	295,438
Stock issued for services G&A	446,002	1,225,353	1,537,292	4,403,951
Warrant valuation	272,707	187,850	590,605	2,756,404
Depreciation and amortization expense	269	299	557	1,280
Total operating expenses	1,449,223	2,691,596	4,333,342	10,321,406

Loss from operations	(1,449,223)	(2,691,596)	(4,333,342)	(10,317,943)

Other income (expense):
Interest expense	(118,878)	(978,275)	(822,789)	(2,331,296)
Gain/(loss) on settlement of debt	(31,741)	(274,071)	998,991	(1,978,754)
Total other income (expense)	(150,619)	(1,252,346)	176,202	(4,310,050)

Net loss	$(1,599,842)	$(3,943,942)	$(4,157,140)	$(14,627,993)
Net loss attributable to non-controlling interest	(217,574)	(7,441)	(485,656)	(161,490)
Net loss attributable to common shareholders	$(1,382,268)	$(3,936,501)	$(3,671,484)	$(14,466,503)

Basic loss per share attributable to common shareholders	$(0.00)	$(0.02)	$(0.01)	$(0.07)

Weighted average number of shares outstanding	341,109,212	226,843,113	301,844,205	208,399,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Stock To	Prepaid	Accumulated	Non-Controlling
	Shares	Amount	Capital	Be Issued	Services	Deficit	Interest	Total

Balance December 31, 2016	250,428,133	$25,043	$360,420,026	$962,429	$(822,500)	$(365,718,976)	$(3,990,366)	$(9,124,344)

Issuance of common stock for prepaid services	27,245,460	2,725	1,818,276	(494,546)	(1,060,000)	-	-	266,455

Amortization of prepaid services	-	-	-	-	1,270,837	-	-	1,270,837

Issuance of common stock for accrued interest	3,787,570	379	201,000	-	-	-	-	201,379

Issuance of common stock in exchange for debt	39,293,111	3,929	1,831,577	56,343	-	-	-	1,891,849

Issuance of common stock for cash and exercise of warrants	36,386,434	3,638	452,901	250,000	-	-	-	706,539

Issuance and modification of common stock warrants	-	-	590,605	-	-	-	-	590,605

Net loss	-	-	-	-	-	(3,671,484)	(485,656)	(4,157,140)

Balance as of September 30, 2017	357,140,708	$35,714	$365,314,385	$774,226	$(611,663)	$(369,390,460)	$(4,476,022)	$(8,353,820)

The accompanying notes are an integral part of these condensed consolidated financial statement.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,157,140)	$(14,627,993)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	557	1,280
Stock issued, and amortization of stock issued, for prepaid services	1,270,837	2,315,190
Gain on settlement of debt	(998,991)	1,978,754
Stock issued for services	266,456	2,111,259
Stock warrant expense	590,605	2,756,404
Stock issued for interest	378	191,750
Amortization of debt discount	60,347	727,612
Accounts receivable write off		2,661
Changes in operating assets and liabilities:
Accounts payable	678,162	103,155
Accounts receivable		13,536
Accrued liabilities	887,608	2,093,015
Inventory	(214,327)	-

Net cash used in operating activities	(1,615,508)	(2,333,377)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of computer equipment	(1,505)
Net cash used in investing activities	(1,505)	-
		-
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	(321,846)	-
Proceeds from sale of stock and exercise of warrants	706,540	200,000
Proceeds from issuance of notes payable	1,180,500	2,132,380

Net cash provided by financing activities	1,565,194	2,332,380
Net decrease in cash	(51,819)	(997)
Cash and cash equivalents at beginning of period	74,389	23,149
Cash and cash equivalents at end of period	$22,570	$22,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30, 2017	September 30, 2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$29,500	$18,667

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for loan expense and interest	$-	$191,750

Debt discount	$50,000	$-

Conversion of debt and accrued interest to common stock	$3,051,969	$-

Shares issued for accounts payable and accrued expenses	$254,738	$-

Cashless exercise of warrants	$1,705	$-

Accounts payable paid directly by lender	$273,821	$-

Settlement paid by lender	$150,000	$-

Common stock issued for prepaid services	$266,455	$2,088,759

Estimated gain/(loss) on debt conversion	$215,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2017

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

In December 2013, the Company formed a new subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company retained exclusive rights to all international patents, in-country approvals, formulations, trademarks, manufacturing, marketing, sales, and distributions rights in emerging nations, including Africa, Central America, South America, Russia, India, China, Far East, and The Commonwealth of Independent States (former Soviet Union). The Company will continue to have access to existing clinical data as well as any new data generated by Cytocom Inc. during drug development. On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016. At September 30, 2017, the Company’s equity interest had been further reduced to 10%, by subsequent issuances of Cytocom common stock to shareholders in settlement of notes payable.

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

Going Concern

The Company experienced a net loss from operations of $4,333,342, and used cash and cash equivalents for operations in the amount of $1,615,508 during the nine months ended September 30, 2017, resulting in stockholder’s deficit of $8,353,820 at that date.

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through the sale of products, additional private or public debt or equity offerings, and it may also seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at September 30, 2017 was not sufficient to meet the cash requirements to fund planned operations through September 30, 2018 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard will not have a material impact on our consolidated financial position and consolidated results of operations, as we do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions once we commence revenue-generating activities.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our consolidated financial position, but we do not expect it to have a material impact on our results of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2017, the Company has no cash balances in excess of insured limits.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, “Financial Instruments”, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. Cash, cash equivalents and accounts payable are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of notes payable also approximate fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

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

Inventory

Inventories are stated at the lower of cost or market with cost based on the first-in, first-out (FIFO) method. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in a clinical trials or clinical manufacturing campaigns.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the three months ended September 30, 2017 and September 30, 2016 was $269 and $299, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2017 and 2016, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2017, and 2016, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

A calculation of basic net loss per share follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Net Profit/(Loss)	$(1,382,268)	$(3,936,501)	$(3,671,484)	$(14,466,503)
Weighted-average common shares outstanding	341,109,212	226,843,113	301,844,205	208,399,547

Profit/(Loss) per share outstanding
Basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.07)

The Company’s potential dilutive securities, which include warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding:

	As of September 30,
	2017	2016
Warrants to purchase Common stock	59,485,667	32,623,908
	59,485,667	32,623,908

Recent Accounting Standards

During the quarter ended September 30, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Inventory

The components of inventory are summarized as follows:

	September 30, 2017	December 31, 2016
Raw materials	$79,558	$-
Work in process	134,769	-
Finished goods	-	-
Total inventory	$214,327	$-

4. Fixed Assets

	September 30, 2017	December 31, 2016
Fixed Assets:
Computer equipment	$11,243	$9,738
Less accumulated depreciation	(8,445)	(7,888)
Fixed assets, net	$2,798	$1,850

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

5. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30, 2017	December 31, 2016

Accrued payroll to officers and others	$1,303,258	$1,126,261
Accrued interest and penalties - notes payable	594,875	1,902,018
Estimated legal settlement	111,134	128,087
Other accrued liabilities	393	393

Total accrued liabilities	$2,009,660	$3,156,759

6. Notes Payable

Notes payable consist of the following:

	September 30, 2017	December 31, 2016
Promissory note issued July 29, 2014 to Ira Gaines. In 2016, the maturity date on the note was extended to December 1, 2017. The note earns interest at a rate of 18% per annum.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and September 30, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Notes aggregating $286,000 were in default at September 30, 2017, as the Company was unable to pay installments on those notes on their due dates. No demands for repayment have been made by the lenders.	286,000	286,000

Promissory notes issued between May 1, 2015 and December 31, 2016, and maturing between June 14, 2015 and September 30, 2017. Lenders on loans aggregating $505,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $198,500, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $605,994 were in default at September 30, 2017, as the Company was unable to repay those notes on their due dates. No demands for repayment have been made by the lenders.	704,494	704,494

Promissory notes issued by Cytocom Inc. between April 29, 2015 and December 31, 2015. Lenders earn interest at rates between 5% and 10% per annum. These notes mature on September 30, 2016. At September 30, 2017, the notes were in default, although no demand for repayment has been made by the lenders.	425,000	425,000

Promissory note issued in December 2015. The lender earns interest at a rate of 10% per month. The note is repayable on March 9, 2016. On April 3, 2017, the Company settled the obligation.	-	100,000

Promissory notes issued between May 5, 2016 and June 2, 2016 that mature between October 1, 2016 and January 31, 2017, and include stock conversion features, warrants and original issue debt discounts. The notes were repaid or converted into stock in the quarter ended September 30, 2017.	-	554,882

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and the note is in default.	102,737	112,737

Promissory note issued in July 2016. The note was repayable on October 5, 2016 but was extended to December 31, 2016. The note earns interest at 6% per month. The Company was unable to repay the note at maturity and the note is in default.	50,000	50,000

Promissory note issued in July 2016 with an original issue discount of $30,000. Net proceeds were $150,000. The note is repayable on April 7, 2017. $66,000 of the note was converted to stock. The Company was unable to repay the note at maturity and the note is in default.	48,000	180,000

Promissory notes issued in August 2016 for $149,854 as a settlement of amounts owed to a law firm. The notes accrue interest at 5% per annum and are payable in 18 equal monthly installments of $8,641.88. The note was in default on September 30, 2017.	43,209	120,987

Promissory notes issued between July 1, 2016 and December 31, 2016. Lenders earn interest at 2% per annum. The notes mature on September 30, 2017 and are in default.	206,000	256,000

Notes aggregating $1,354,000 issued in the fourth quarter of 2016. The notes accrue interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. As of November 14, 2017, $750,000 is in default.	1,354,000	1,354,000

Notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and June 30, 2018. As of November 14, 2017, $750,000 is in default.	500,000	-

Promissory note issued January 25, 2017. The lenders earn interest at 7% per month. The note matures on July 5, 2017 and is in default.	50,000	-

Notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and June 30, 2018.	300,000	-

Notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and September 30, 2018.	191,800	-

Less: Original issue discounts on notes payable and warrants issued with notes.	-	(18,681)

Total	$4,361,241	$4,225,419

As of September 30, 2017, the Company had accrued $594,875 in unpaid interest and default penalties. During the quarter ended September 30, 2017, 4,694,017 shares with a fair value of $138,843 were issued or reserved for issuance by the Company for settlement of promissory notes.

7. Capital Structure—Common Stock and Common Stock Purchase Warrants

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

As of September 30, 2017 and 2016, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of September 30, 2017, the Company had 357,140,708 shares of common stock outstanding, and 250,428,133 outstanding as of December 31, 2016.

Stock Warrants

In the quarter ended September 30, 2017, there were 2,500,000 new warrants issued by the Company.

There were no modifications of the terms of any warrants issued by the Company in the quarters ended September 30, 2017 and 2016.

Following is a summary of outstanding stock warrants at September 30, 2017 and activity during the nine months then ended:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2016	59,191,904	$0.03-15.00	$0.35

Issued in 2017	36,300,228	$0.01-0.20	$0.04

Expired and forfeited in 2017	10,703,762	$0.01	$0.01

Exercised in 2017	25,302,703	$0.01	$0.01

Warrants as of September 30, 2017	59,485,667	$0.01-15.00	$0.36

Summary of outstanding warrants as of September 30, 2017:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Fourth Quarter 2017	350,000	$1.50-9.00	0.00
First Quarter 2018	127,500	$15.00	0.25
Second Quarter 2018	33,334	$15.00	0.50
Third Quarter 2018	250,000	$1.50	0.75
Fourth Quarter 2018	6,089,166	$1.00-1.50	1.00
First Quarter 2019	4,024,000	$0.50-2.00	1.25
Second Quarter 2019	135,000	$0.07-0.23	1.50
Third Quarter 2019	260,000	$0.50-1.50	1.75
Fourth Quarter 2019	400,000	$0.14	2.00
Second Quarter 2020	300,000	$0.50	2.50
Fourth Quarter 2020	1,000,000	$0.20	3.00
First Quarter 2021	12,600,000	$0.20	3.25
Second Quarter 2021	11,150,000	$0.03-0.20	3.50
Third Quarter 2021	5,016,667	$0.03-0.20	3.75
Second Quarter 2022	1,750,000	$0.20	4.50
Third Quarter 2022	2,500,000	$0.01	4.75
Second Quarter 2023	2,000,000	$0.20	5.50
Second Quarter 2032	11,500,000	$0.05	14.50

8. Stock Compensation

Shares Issued for Services

During the quarters ended September 30, 2017 and 2016, the Company issued 1,700,000 and 5,790,910 shares of common stock respectively for consulting fees. The Company valued these shares at $61,000 and $900,090 respectively, based upon the fair value of the common stock at the dates of the agreements. The consulting fees are amortized over the contract periods which are typically between 12 and 24 months. The amortization of prepaid services totaled $446,002 and $1,225,353 for the quarters ended September 30, 2017 and 2016. During the nine months ended September 30, 2017 and 2016, the amortization of prepaid services totaled $1,537,292 and $4,403,951.

9. Income Taxes - Results of Operations

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

For financial reporting purposes, for the nine months ending September 30, 2017 and 2016, income before income taxes includes the following components:

	September 30, 2017	September 30, 2016
United States	$(4,157,140)	$(14,627,993)
Foreign		-
Total	$(4,157,140)	$(14,627,993)

The expense (benefit) for income taxes consist of:

	2017	2016
Current:
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
Total	$-	$-
Deferred and other:
Federal	$-	$-
State	$-	$-
Foreign	$-	$-
	$-	$-
Total tax expense	$-	$-

The Company has recognized no tax benefit for the losses generated for the periods through September 30, 2017. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that a full valuation allowance should be provided.

The Company's effective tax rate for fiscal years 2016 and 2015 was 0%. The Company's tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year, but are not consistent from year to year.

As of December 31, 2016, the Company had estimated federal and state income tax net operating loss (“NOL”) carry-forwards of approximately $79,900,000, which will expire in 2032-2035.

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

Patent License Agreements

On August 13, 2012, the Company signed an exclusive License Agreement with Ms. Jacqueline Young (the “Young Agreement”) for the intellectual property developed by Dr. Bernard Bihari relating to treatments with opioid antagonists such as naltrexone and Met-enkephalin for a variety of diseases and conditions including malignant lymphoma, chronic lymphocytic leukemia, Hodgkin’s lymphoma, and non-Hodgkin’s lymphoma, chronic herpes virus infections, chronic herpes viral infections such as chronic genital herpes caused by the herpes simplex virus Type 2 and chronic infections due to the Epstein-Barr virus and a treatment method for humans infected with HTLV-III (AIDS) virus, including patients clinically diagnosed as suffering from AIDS and those suffering from AIDS-related complex (ARC). The Bihari patents were acquired in exchange for 540,000 shares of the Company’s common stock with a fair value of $972,000 and assumed liabilities of $400,000, which was payable to Ms. Young over a twenty-four month period in equal installments to reimburse her for the costs of a New York City office in accordance with the Young Agreement. The cost of the patent totaled $1,372,000. Additionally, the Company will pay the licensor a royalty payment of 1% of gross sales. Due to the fact that there have been no sales of licensed product to date, the Company has been required, since the beginning of 2015, to make a minimum royalty payment of $100,000 annually to the licensor. The Young Agreement is valid for the life of the patents and expires on a country by country basis in each country where patent rights exist, upon the expiration of the last to expire patent in each country or in the event the patent in such country is held to be invalid and/or unenforceable (by a court or government body of competent jurisdiction) or admitted to be invalid or unenforceable. Additionally, the Company can cancel the Young Agreement upon 120 days’ written notice and shall pay all royalties and fees that have accrued under the Young Agreement. We have the exclusive rights to the intellectual property; however, Ms. Young retains a right to practice the patents licensed under the Young Agreement solely for noncommercial, academic research purposes.

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

The Smith Agreement requires the Company to (i) use commercially reasonable efforts to develop, commercialize, market and sell licensed products in a manner consistent with a business plan, (ii) expend a minimum amount of funds per annum to develop and commercialize licensed products as soon as practicable, (iii) obtain all requisite regulatory approvals needed to use or sell licensed products in the field of use, and (iv) make the first commercial sale of a licensed product by March of 2017. As of September 30, 2017, the Company had not made a commercial sale of licensed product. Under the Smith Agreement, if the licensors determine that the Company has not fulfilled its obligations, they may furnish the Company with written notice of such determination, in which case the Company must either fulfill the obligation or negotiate a mutually acceptable revised commitment. As of the date of the filing of this Form 10-Q, the licensors had not provided any such notice of determination under the agreement.

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

The Foundation Agreement requires the Company to: (a) use commercially reasonable efforts to develop, commercialize, market and sell licensed products in a manner consistent with a business plan; (b) expend a minimum amount of funds per annum to develop and commercialize licensed products as soon as practicable; (c) obtain all requisite regulatory approvals needed to use or sell licensed products in the field of use; and (d) make the first commercial sale of a licensed product by December 31, 2016. As of September 30, 2017, the Company had not made a commercial sale of licensed product. Under the Foundation Agreement, if the licensor determines that the Company has not fulfilled its obligations, it may furnish the Company with written notice of such determination, in which case the Company must either fulfill the obligation or negotiate a mutually acceptable revised commitment. As of the date of the filing of this Form 10-Q, the licensor had not provided any such notice of determination under the agreement.

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

In December of 2014, the Government of Malawi completed an oncology clinic at the Queen Elizabeth Central Hospital in Blantyre, Malawi for the treatment of cancer and infectious diseases. In 2015, the Company submitted protocols seeking permission from the College of Medicine Research and Ethics Committee of Malawi (“COMREC”) to conduct two trials involving Lodonal™ in Malawi:

a.	The first protocol, submitted jointly with The Jack Brewer Foundation (“JBF Worldwide”), received COMREC approval on November 11, 2015. The protocol covers a 12-month trial for a “Single Visit Approach to Cervical Cancer Prevention.” The approach is designed to deliver a preventive and simple procedure that can be performed in a clinical setting without the use of a laboratory and to allow for immediate treatment of any precancerous lesions utilizing Wallach LL100 Cryosurgical systems. The protocol provides for 50% of the patient group to be put on Lodonal™ to determine if the drug lowers the number of opportunistic infections during the year, and if it can be shown that Lodonal™ increases CD4, CE8, NK and T cell count, which would show that the incidence rates of opportunistic infection could decrease with Lodonal™ and that Lodonal™ could be used as a prophylaxis to prevent substantial HIV-related morbidity in Malawi. COMREC approved the trial in late 2016. Enrollment of study subjects began in late 2016, and the study commenced in January 2017. Due to the fact that enrollment to date in the study has been low, we now expect to reach the target sample size only by the end of 2017. The trial is ongoing with subjects recruited so far, but it cannot be completed until an acceptable sample subject size is reached.

b.	The second protocol, which has not yet been approved, covers a trial using Lodonal™ for the treatment of cancer. The Company has put this trial on hold as it may not be required now that the Company has received approval in Nigeria for in addition to the pending approval in Kenya and Senegal for Lodonal™ for the treatment of cancer.

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

In August 2015, the Company announced the signing of a letter of intent with GB Pharma/AHAR and Fidson Healthcare Plc., in terms of which Fidson will promote LodonalTM upon execution of a definitive agreement between the companies and receipt required regulatory approvals to distribute LodonalTM in Nigeria. The Company continues to hold discussions with Fidson for distribution of LodonalTM in Nigeria under this letter of intent.

In May 2017, the Company received approval from the National Agency for Food and Drug Administration and Control of Nigeria (“NAFDAC”) to market and distribute LodonalTM in Nigeria. The approval is for a one-day Immune System Regulator for the management of HIV/AIDS, which is based on the results of the Company’s 90-day bridging trial in Nigeria.

Under the 2013 distribution agreement with AHAR Pharma, after the Company received NAFDAC approval to sell LodonalTM in Nigeria, AHAR was required to place an initial order for capsules totaling between 1 million and 1.5 million capsules, at $1.00 per capsule. No order was placed. The parties have agreed to amend their agreement in this regard, and they expect to close negotiations by the end of November 2017. The Company expects to ship an initial order of 400,000 capsules, commencing before year-end 2017, over a 12-month period in equal quarterly instalments. AHAR has notified the Company that it has opened discussions with a small number of wholesalers for the purchase of LodonalTM.

In September 2017, the Company became registered under the U.S. Government's System for Award Management to sell LodonalTM to Nigeria through the United States Agency for International Development (“USAID”) and UNAIDS. At the same time, the Company and AHAR filed for regulatory approval of the use of LodonalTM with the National Agency for the Control of AIDS in Nigeria (“NACA”). Once NACA approves the use of LodonalTM as a treatment for AIDS, it will be able to purchase LodonalTM directly from the Company and AHAR.

In addition to the work with NACA, USAID and UNAIDS, AHAR and the Company are moving forward with applications to NAFDAC to permit the sale of Lodonal™ in Nigeria for additional indications. They expect to submit those applications in the first quarter of 2018. Those indications include the use of the drug as an adjunct to treatment of chemotherapy, opportunistic infections and cancer.

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

On August 22, 2017, the Company entered into a Distribution Agreement (the “Agreement”) with TNI BioTech International Ltd. (“TNI”), a wholly-owned subsidiary, and Omaera Pharmaceuticals Ltd. (“Omaera”). Pursuant to the Agreement, Omaera will be the sole distributor of the Company’s Products, as listed in Section 2 of the Agreement, for sale in Kenya. The Products to be distributed by Omaera will be manufactured by Acromax Dominicana, SA. The term of the Agreement began on August 22, 2017 and are to continue for a period of three (3) years, unless earlier terminated.

The Company will have up to 14 calendar days from receipt of a purchase order from Omaera to deliver the requested Products to Omaera. During the first 12 months of the Agreement, Omaera will pay the full amount of each invoice in cash, without any deductions, by means of bank transfer on or before the date of shipment. After the first 12 months of the Agreement, the Company will provide 30 days credit terms from the date of invoice for payment. The Company has the right to vary the credit made available to Omaera, and to restrict supplies, if Omaera fails to make payments in accordance the Agreement.

Pursuant to the Agreement, Omaera is required to purchase a minimum number of pills from the Company for specified periods over the term of the Agreement (the “Minimum Purchase Commitment”). The minimum number of pills required to be purchased by Omaera for each period are as follows:

●	First half of first year 1,080,000 pills
●	Second half of first year 3,600,000 pills
●	Second year 14,400,000 pills
●	Third year 28,800,000 pills

If the number of Products purchased by Omaera from the Company does not, in the three-year term beginning on August 22, 2017, or in any of the above-captioned periods, meet the Minimum Purchase Commitment, Omaera shall, at its option, either (a) buy the quantity of Product required to meet that period’s Minimum Purchase Commitment, or (b) pay to the Company the net profit that patent laboratories would have obtained from the sale of that Minimum Purchase Commitment of Product, at the rate specified in Schedule 1 of the Agreement, or a higher rate if to the extent that the Company may have increased the price per pill.

Omaera is required to purchase the Products only from the Company and use its best endeavors to actively distribute and sell the Products in Kenya. To this end, Omaera must recruit a sales and promotion team responsible for meeting the agreed business plan and utilize its marketing personnel to promote selling, distributing and all marketing process of the Company’s Products throughout Kenya. No later than three months from the date of the Agreement, Omaera is required to purchase and hold a minimum of three months stock of the Products on a firm purchase basis throughout the term of the Agreement to meet anticipated market demand.

Upon termination of the Agreement for any reason, Omaera will immediately and at no charge assign or transfer the benefit of the Product Registrations or Registration applications and all associated rights and any other permits, licenses, registrations or applications obtained in respect of the Agreement or the Products to the Company where legally possible, or to another party as the Company in its sole discretion may direct and the parties shall cooperate in every way to achieve such assignment or transfer including without limitation providing all documents related with the Product registrations within three (3) months of the request.

The Company continues to await receipt of final regulatory approvals from Kenya’s National AIDS & STI Control Programme (“NASCOP”) to commence distribution of LodonalTM in Kenya. No purchase orders have been received by the Company from Omaera under the Agreement.

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

Operating Leases

At September 30, 2017, the Company was a party to an agreement to lease office space in Orlando, Florida. Rent expense for the quarters ended September 30, 2017 and 2016 was $12,632 and $4,009, respectively. Rent expense in 2016 reflected a $34,982 reversal of an accrual.

Legal Proceedings

None.

12. Subsequent Events

Settlement Agreement

On October 12, 2017, the Company entered into a settlement and release agreement (the “Release Agreement”) with Phoenix Fund Management, LLC (“PFM”) and Far East Holdings, LLC (“FEH”) relating to certain claims between the Company and PFM before the Circuit Court of the Eleventh Judicial Circuit (the “Court”), in and for Miami-Dade County, Florida, case No. 2017-003521 CA-01 (the “Lawsuit”). The debt to PFM, the Lawsuit, a previous settlement agreement between PFM and the Company (“3(a)(10) Settlement Agreement”) and the Court’s previous order that the Company pay PFM in the amount of $675,000 through issuance of the Company’s common stock pursuant to the 3(a)(10) Settlement Agreement, was initially disclosed in the Company’s current report filed March 14, 2017.

The Release Agreement memorializes that the $675,000 due PFM has been overpaid by the Company and establishes the responsibilities of the parties henceforth. Pursuant to the Release Agreement, the Company agreed to dismiss all claims filed against PFM, not attempt to impede or frustrate the ability of PFM to deposit, clear or sell its shares of the Company’s stock, and provide any assistance necessary to aid in the deposit and clearance of PFM’s shares. Also pursuant to the Release Agreement, PFM is required to transfer one million (1,000,000) shares of the Company’s stock to ClearTrust, LLC, the Company’s transfer agent (“ClearTrust”), for the shares to be deposited in the Company’s treasury and FEH shall transfer one and half million (1,500,000) shares of the Company’s stock to ClearTrust for the shares to be deposited in the Company’s treasury. Upon the terms and conditions of the Release Agreement being met, each party has agreed to fully release the other party from any claims or complaints, known or unknown, which the party may have had against the other.

Securities Purchase and Related Documents

On October 25, 2017, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Iliad Research and Trading, L.P., a Utah limited partnership (“Iliad”) whereby the Company agreed to sell and Iliad agreed to purchase the following securities (“Securities”) (i) a convertible promissory note (the “Note”) convertible into common shares of the Company, (ii) a warrant exercisable into 2,656,250 common shares of the Company (the “Warrant”), and (iii) 560,000 newly issued common shares of the Company (the “Origination Shares”). The purchase price for the Securities is $350,000.

Pursuant to the Agreement, the Company has agreed to initially reserve 45,000,000 common shares towards issuance of the common shares issuable upon exercise of the Warrant and conversion of the Note. It has further agreed to increase the reserve in 5,000,000 share increments so that the reserve remains at least 3x the number of common shares issuable upon exercise of the Warrant and conversion of the Note. The Company and its transfer agent have executed an irrevocable letter of instruction relating to the reservation of shares pursuant to the Agreement.

In addition, should the Company offer securities during any period while the Securities are outstanding on better terms than those offered to Iliad pursuant to the Agreement, Iliad or its assign shall have the option to incorporate the preferable terms conversion or exercise of it remaining outstanding Securities. Further, the Agreement contains numerous restrictive covenants relating to, among others, the Company’s issuance of variable rate securities. The Agreement also contains standard representations and warranties.

The Warrant issued pursuant to the Agreement on or around October 25, 2017, may be exercised for a term of five (5) years for a total of up to 2,656,250 shares. The exercise price for each share of common stock under the Warrant is $0.08, as the same may be adjusted from time to time pursuant to the terms and conditions of this Warrant, including following a stock split or dividend. The Warrant holder may elect a “cashless” exercise of the Warrant whereby the holder shall be entitled to receive a number of shares of common stock equal to (i) the excess of the “Current Market Value” (as defined in the Warrant) over the aggregate exercise price of the shares being exercised, divided by (ii) the “Adjusted Price” (the lower of the market price and exercise price, as adjusted).

The Company has three days from the date of any exercise of the Warrant to deliver the warrant shares before it incurs substantial late fees not to exceed 200% of the value of the warrant shares being exercised. The Warrant contains a 4.99% ownership limitation whereby the Warrant cannot be exercised if it would cause the holder’s ownership to exceed 4.99% of the Company’s voting stock. This limitation may be increased by the holder to 9.99%.

The Company issued the Note on or around October 25, 2017 in the principal amount of $425,000. In addition to containing a $70,000 original issuance discount (OID), the Note included $5,000 to cover Iliad’s legal expenses relating to the foregoing transactions. No interest will accrue on the principal balance of the Note unless there is a default, at which time, it will be 22%. The Note has a seven (7) month maturity but may be prepaid in full anytime; however, if prepaid within 90 days from issuance, the Company will be required to pay only $400,000 in full satisfaction of the Note.

The Note holder may convert the principal and interest under the Note to common shares of the Company at a conversion rate of, subject to adjustment, 60% of the lowest intra-day trade price during the period twenty five (25) trading days prior to conversion. The conversion price may be reduced by factors of 5% upon certain events of default.

Upon any enumerated event of default under the Note, the Note holder may declare all amounts under the Note immediately due and payable at a premium based on a formula using the conversion price, outstanding balance and market price of the Company’s common stock. In the alternative, the Note holder may apply a default premium rather than declaring the balance due. In such case the outstanding balance will be increased by the default premium, which is 5% for minor defaults and 15% for major defaults. The premium for major defaults may be applied three times, as may the premium for minor defaults. The Note also contains similar ownership limitations and late fees for failure to timely deliver share certificates as those contained in the Warrant.

The Company issued 26,391,765 shares of common stock between September 30, 2017 and November 14, 2017, of which 5,337,748 shares were for a cashless exercise of a warrant, 3,194,017 shares were for debt conversions and settlements, 4,800,000 shares were for a legal settlement,560,000 shares for a loan origination fee and 12,500,000 shares for cash.

Between October 1, 2017 and November 14, 2017, the company received $475,000 in debt financing.

As of November 14, 2017, the Company had outstanding 383,532,473 shares of common stock.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues (dollar amounts in thousands)

We had no revenues from operations for the three months ended September 30, 2017, compared to $3 for the three months ended September 30, 2016.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended September 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2017	2016
Selling, general and administrative	$621	$1,031
Increase/(decrease) from prior year	$(410)	$166
Percent increase/(decrease) from prior year	(40)%	19%

For the three months ended September 30, 2017 and 2016, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2017	2016
Stock listing and investor relations expenses	$6	$-
Consulting and contractors	119	161
Payroll	333	583
Professional fees	38	37
Travel	33	107
Other expenses	92	143

In the three months ended September 30, 2017, total cash and cash accruals for selling, general and administrative expense was $621 compared to $1,031 for the corresponding period in 2016, an decrease of $410 or 40%. Significant cash items included:

●	consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $119 in 2017, a decrease of $42 or 26% over the $161 spent in 2016. The decrease reflects reduced spending in 2017 FDA discussions to re-open clinical trials and the manufacture of products in the USA;

●	professional fees for legal, tax and accounting services in the amount of $38 in 2017, an increase of $1 or 3% over the $37 spent in 2016. The increase was primarily due to costs incurred in 2016 to settle outstanding debt obligations and litigation;

●	payroll in the amount of $333 in 2017, a decrease of $250 or 43% over the $583 spent in 2016. The decrease reflects lower headcount in 2017, and the costs of stock awards to executives and employees in the third quarter of 2016. There were no stock awards in the third quarter of 2017; and

●	travel in the amount of $33 in 2017, a decrease of $74 or 69% over the $107 spent in 2016, reflecting lower travel expenses in Africa.

Research and development

R&D expenses and related percentages for the three months ended September 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2017	2016
Research and development	$109	$247
Increase from prior year	$(138)	$136
Percent increase/(decrease) from prior year	(56)%	122%

Expenses for research and development in the three months ended September 30, 2017 decreased by 56% compared to expenses in the same period in 2016. The decrease reflects a reduction in professional fees (decreased by $19 or 43%) and Africa trial and related travel expenses (decreased by $137 or 98%), offset by an increase of $18 or 27% in costs for contracted technical services and patent expenses.

Significant items included:

●	payments for contracted technical services, $37 in 2017, an increase of $11 or 42% over the $26 spent in 2016, reflecting timing of accruals for fees owed for research activities;

●	payments for professional fees of $26 in 2017, a decrease of $19 or 42% over the $45 spent in 2016, reflecting a decrease in the cost in maintaining patents and licenses worldwide;

●	patent expenses of $46 in 2017, a $7 increase over the $39 spent in 2016, reflecting payments for certain rights to use LDN.

Most of the R&D spending in the third quarter of 2017 was for LDN. In the same period in 2016, 75% of the spending was for the development of LDN; the balance was spent on MENK.

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

Amortization of amounts recorded as Prepaid Services for stock issued for services G&A and related percentages for the three months ended September 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2017	2016
Amortization of prepaid consulting expense G&A	$446	$1,225
Percentage increase/ (decrease) from prior year	(64)%	12%

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services had been fully amortized in prior years.

The number of shares issued for prepaid consulting services G&A in the three months ending September 30, 2017 was 1,700,000 (5,790,910 in the corresponding period in 2016).

Prepaid consulting services G&A in the three months ended September 30, 2017 consisted of the following:

Amortization of cost of stock issued prior to 2017	$125
Amortization of cost of stock issued in 2017	$321

Warrant valuation expense

When the Company sells its stock for cash or settles debt for stock, it periodically issues warrants to acquire additional stock at prices agreed at the date of the original sale. The Company incurs a cost for the rights attached to the warrants, which is calculated using the Black-Scholes Model (see above 7. Capital Structure—Common Stock and Common Stock Purchase Warrants.) This expense is reported in the Condensed Consolidated Statements of Operations above as the Warrant valuation expense.

In the three months ended September 30, 2017, the Company issued 2,500,000 warrants to stockholders at an exercise price of $0.10, for which it recorded an expense of $273. In the three months ended September 30, 2016, the Company issued 2,000,000 warrants to stockholders at an exercise price range of $0.15 to $0.20, for which it recorded an expense of $188.

	For the three months ended September 30,
	2017	2016
Warrant valuation expense	$273	$188
Percentage increase/(decrease) from prior year	45)%	404%

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. All of the Company’s patents and licenses had been fully amortized by December 31, 2016.

Depreciation and amortization expenses for the three months ended September 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2017	2016
Depreciation expense	$-	$1
Amortization expense	$-	$-
Decrease from prior year	$1	$(148)
Percentage increase/(decrease) from prior year	(100)%	(99)%

Interest Expense

Interest expense for the three months ended September 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2017	2016
Interest expense	$119	$978
Decrease from prior year	$(859)	$898
Percentage Decrease from prior year	(88)%	1,124%

The decrease in interest expense reflects the repayment of a note on April 3, 2017 in terms of which penalty interest of $5,000/day was accrued in the quarter ended September 30, 2016.

Gain or loss on settlement of debt

In three months ended September 30, 2017, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded an expense of $32, reflecting the fair value of the shares of common stock issued in exchange for the debt. In three months ended September 30, 2016, the Company recorded an expense of $274, reflecting the fair value of the shares of common stock issued in exchange for the debt.

Nine months Ended September 30, 2017 Compared to Nine months Ended September 30, 2016

Revenues (dollar amounts in thousands)

We had no revenues from operations for the nine months ended September 30, 2017, compared to $3 for the nine months ended September 30, 2016.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the nine months ended September 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2017	2016
Selling, general and administrative	$1,843	$2,864
Increase/(decrease) from prior year	$(1,021)	$1,175
Percent increase/(decrease) from prior year	(36)%	70%

For the nine months ended September 30, 2017 and 2016, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2017	2016
Stock listing and investor relations expenses	$94	$210
Consulting and contractors	519	645
Payroll	667	1,350
Professional fees	157	173
Travel	102	152
Other expenses	304	334

In the nine months ended September 30, 2017, total cash and cash accruals for selling, general and administrative expense was $1,843 compared to $2,864 for the corresponding period in 2016, a decrease of $1,021 or 36%. Significant cash items included:

●	consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $519 in 2017, a decrease of $126 or 20% over the $645 spent in 2016. The decrease was the result primarily of the expiration of certain consulting contracts by the end of 2016;

●	professional fees for legal, tax and accounting services in the amount of $157 in 2017, a decrease of $16 or 9% over the $173 spent in 2016. The decrease was primarily due to a reduction in legal fees, reflecting settlement of litigation in 2016, and lower fees paid for audit and tax services in the first nine months of 2017;

●	payroll in the amount of $667 in 2017, a decrease of $683 or 51% over the $1,350 spent in 2016. The decrease reflects lower headcount in 2017, lower costs of stock awards to executives and employees in the first half of 2017, $345 in accruals for Cytocom payrolls in 2016 vs. $194 in 2017, and the refund in 2017 of certain payroll taxes paid in the second half of 2016; and

●	travel in the amount of $102 in 2017, a decrease of $50 or 33% over the $152 spent in 2016, reflecting reduced travel in both Africa and the USA.

Research and development

R&D expenses and related percentages for the nine months ended September 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2017	2016
Research and development	$362	$295
Increase from prior year	$67	$(408)
Percent increase/(decrease) from prior year	23%	(58)%

Expenses for research and development in the nine months ended September 30, 2017 increased by 23% compared to expenses in the same period in 2016. The increase reflects a one-time reversal of accrued expenses ($50) in 2016 for the accrued R&D service expenses, and increased fees in 2017 for work with the FDA on treatment of Crohn’s disease in pediatrics and adults.

Significant items included:

●	expenses for contracted technical services, $119 in 2017, a decrease of $141 or 645% over the (22) spent in 2016, reflecting the settlement of payables related to R&D contracted technical services;

●	payments for contracted services of $18 in 2017, an increase of $19 or 52% over the $37 spent in 2016, related to meetings with the FDA for resumption of trials by Cytocom;

●	expenses recorded for patent and license payments totaling $146, an increase of $6 or 4% over the $140 recorded in 2016, reflecting timing of accruals under license agreements;

●	rent expense of $0 in 2017, an increase of 83 or 100% over the $(83) credit in 2016, reflecting (i) the closure of all R&D offices by the end of 2016 and (ii) the 2016 settlement of a rent dispute with a landlord in Maryland;

●	payments for professional fees of $69 in 2017, an decrease of $3 or 4% over the $72 spent in 2016, reflecting lower fees incurred to protect patent and intellectual property rights worldwide in 2017; and

●	Spending on trials of $10 in 2017, a decrease of $135 or 93% over the $145 spent in 2016, reflecting the fact that most of the African trial activity had concluded in 2017.

Most of the R&D spending in 2017 was for the development of LDN, compared to 75% of spending on LDN in 2016.

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

Amortization of amounts recorded as Prepaid Services for stock issued for services G&A and related percentages for the nine months ended September 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2017	2016
Amortization of prepaid consulting expense G&A	$1,537	$4,404
Percentage decrease from prior year	(65)%	(12)%

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services had been fully amortized in prior years.

The number of shares issued for prepaid consulting services G&A in the nine months ending September 30, 2017 was 27,245,460 (29,283,910 in the corresponding period in 2016).

Prepaid consulting services G&A in the nine months ended September 30, 2017 consisted of the following:

Amortization of cost of stock issued prior to 2017	$534
Amortization of cost of stock issued in 2017	1,003

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

In the nine months ended September 30, 2017, the Company issued 17,750,000 warrants to stockholders at an exercise price range of $0.05 to $0.20, for which it recorded an expense of $318. In the nine months ended September 30, 2016, the Company issued 25,654,908 warrants to stockholders at an exercise price range of $0..14 to $2.00, for which it recorded an expense of $2,756.

	For the nine months ended September 30,
	2017	2016
Warrant valuation expense	$591	$2,756
Percentage increase/(decrease) from prior year	(79)%	7,349%

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. All of the Company’s patents and licenses had been fully amortized by December 31, 2016.

Depreciation and amortization expenses for the nine months ended September 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2017	2016
Depreciation expense	$1	$1
Amortization expense	$-	$-
Decrease from prior year	$-	$(445)
Percentage increase/(decrease) from prior year	-%	(99)%

Interest Expense

Interest expense for the nine months ended September 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2017	2016
Interest expense	$823	$2,331
Decrease from prior year	$(1,508)	$2,182
Percentage decrease from prior year	(65)%	1,464%

The decrease in interest expense reflects the repayment of a note on April 3, 2017 in terms of which penalty interest of $5,000/day was accrued in the nine months ended September 30, 2016.

Gain or loss on settlement of debt

In nine months ended September 30, 2017, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded a loss of $999, reflecting the fair value of the shares of common stock issued in exchange for the debt. In nine months ended September 30, 2016, the Company recorded an expense of $1,979, reflecting the fair value of the shares of common stock issued in exchange for debt.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $22,570 at September 30, 2017, compared to $22,152 at September 30, 2016.

For the nine months ended September 30, 2017 and 2016, net cash used in operating activities from operations was $1,615,508 and $2,333,377, respectively.

$1,505 of cash was used in investing activities for the nine months ended September 30, 2017 ($nil in 2016).

During the nine months ended September 30, 2017 proceeds from the sale of stock and exercise of stock warrants totaled $706,540 compared to $200,000 for the corresponding period in 2016. We also received $1,180,500 from the issuance of notes payable in nine months ended September 30, 2017, compared to $2,132,380 in 2016. There were $321,846 of loan repayments made in cash in the nine months ended September 30, 2017 ($0 in 2016).

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2017 and 2016, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Management assessed the effectiveness of the internal controls over financial reporting as of September 30, 2017, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of September 30, 2017, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended September 30, 2017, the Company issued a total of 24,450,890 shares of common stock (net of stock cancellations). 2,287,570 of those shares were issued to settle amounts owed under notes payable, including accrued and unpaid interest as applicable, (21,383,687 in 2016). 1,700,000 shares were issued for services provided (5,790,910 in 2016). 20,463,320 shares were issued for cash and the exercise of warrants (0 in 2016).

The following table lists all securities issued during in the three months ended September 30, 2017 without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number	Purchaser	Proceeds		Consideration	Exemption
8/16/17	Common Stock Purchase	250,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

8/16/17	Common Stock Purchase	250,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

9/15/17	Common Stock Purchase	1,200,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

7/26/17	Common Stock Purchase	1,500,000	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

7/12/17	Common Stock Purchase	787,570	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

9/8/17	Common Stock Purchase	2,000,000	Investor		$28,160	Warrant Exercise	S-1 Registration

8/29/17	Common Stock Purchase	2,015,621	Investor		$28,379	Warrant Exercise	S-1 Registration

9/8/17	Common Stock Purchase	2,000,000	Investor		$50,000	Stock Purchase Agreement	Sec. 4(a)(2)

7/13/17	Common Stock Purchase	560,617	Investor	$	Nil	Cashless Warrant Exercise	Sec. 4(a)(2)

9/6/17	Common Stock Purchase	13,887,082	Investor	$	Nil	Cashless Warrant Exercise	Sec. 4(a)(2)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at September 30, 2017, certain promissory notes on which the Company was in arrears on payments of principal as follows: Rich to update table below

1.	Repayment of a promissory note for $50,000 issued in July 2016. The lender earns interest at a rate of 6% per month. The note is repayable on December 31, 2016. At September 30, 2017, the note was in default, although no demand for repayment has been made by the lender.

2.	Payment of principal aggregating $236,000 on certain promissory notes issued between November 26, 2014 and September 30, 2016, to raise up to $2,000,000 in debt, on which lenders earn interest at a rate of 10% per annum, plus a pro-rata share of 2 percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity.

3.	Payment of principal aggregating $605,494 on certain promissory notes issued between May 1, 2016 and September 30, 2016, and maturing between September 14, 2016 and December 31, 2016. Interest is payable in a fixed amount not tied to a specific interest rate.

4.	Repayment of promissory notes for $102,737 issued in November 2016. The lender earns interest at a rate of 10% per annum. The note is repayable on November 3, 2016. At September 30, 2017, the note was in default, although no demand for repayment has been made by the lender.

5.	Repayment of a promissory note of $48,000 issued in July 2016. The original amount of the note was for $180,000. On 6/29/17, $66,000 of the principal was converted to stock and on 7/26/17, $66,000 of the principal was converted to stock. At September 30, 2017, the note was in default, although no demand for repayment has been made by the lender.

6.	Repayment of promissory notes for $43,209 issued in August 2016. The lender earns interest at a rate of 5% per annum. The notes are payable in 18 equal monthly installments of $8,641. The notes are in default, although no demand for repayment has been made by the lender.

7.	Payment of principal aggregating $425,000 on certain promissory notes issued by Cytocom Inc. between April 29, 2015 and December 31, 2015. Lenders earn interest at rates between 5% and 10% per annum. These notes matured on September 30, 2016. At September 30, 2017, the notes were in default, although no demand for repayment has been made by the lenders.

At September 30, 2017, the Company had insufficient cash on hand to repay these notes.

ITEM 6. EXHIBITS

Exhibit Number	Name of Exhibit

10.1	Securities Purchase Agreement and Note with Iliad Research & Trading LP dated October 20, 2017.

10.2	Settlement and Mutual Release Agreement with Phoenix Fund Management, LLC dated October 12, 2017.

10.3	Distribution Agreement with Omaera Pharmaceuticals Ltd. dated August 22, 2017.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: November 14, 2017	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

Immune Therapeutics, Inc.

Date: November 14, 2017	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer

