Form 10-K
period 2017-12-31
Immune Therapeutics, Inc.
filed 2018-04-02
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was $15,232,785, based on the last reported sale price of the registrant’s Common Stock on the OTC Markets on that date.

As of April 2, 2018, the registrant had outstanding 389,846,113 shares of common stock, $0.0001 par value per share.

IMMUNE THERAPEUTICS, INC.

2017 FORM 10-K ANNUAL REPORT

2 | P a g e

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

3 | P a g e

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

JUMPSTART OUR BUSINESS STARTUPS ACT

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2017, the last day of our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

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

4 | P a g e

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

In December 2013, the Company formed a subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company transferred to Cytocom certain of its rights, title and interest in or relating to intellectual property (i) patents, patent applications, and all divisional, continuations and continuations-in-part thereof, together with all reissues, reexaminations, renewals and extensions thereof and all rights to obtain such divisionals, continuations and continuations-in-part, reissues, reexaminations, renewals and extensions, and all utility models and statutory invention registrations and any other such analogous rights, (ii) trademarks, service marks, Internet domain names, trade dress, trade styles, logos, trade names, services names, brand names, corporate names, assumed business names and general intangibles and other source identifiers of a like nature, together with the goodwill associated with any of the foregoing, and all registrations and applications for registrations thereof, together with all renewals and extensions thereof and all rights to obtain such renewals and extensions, (iii) copyrights, mask work rights, database and design rights, moral rights and rights in Internet websites, whether registered or unregistered and whether published or unpublished, all registrations and recordings thereof and all applications in connection therewith, together with all renewals, continuations, reversions and extensions thereof and all rights to obtain such renewals, continuations, reversions and extensions, and (iv) confidential and proprietary information, including, trade secrets and know-how. Cytocom licensed back to the Company a perpetual, non-exclusive, royalty-free right and license to use the assigned intellectual property for veterinary indications and for the marketing rights to emerging markets, access to all clinical data, use of the formulation for LDN and MENK. The parties have informally agreed that until such time as Cytocom was funded, the Company would be responsible for all payments to employees, ongoing general and administrative expenses, licensing fees, patent fees, and drug development costs. When Cytocom becomes self-sustaining and fully funded, it expects to reimburse the Company for all funds spent by the Company since the spin-out.

On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016. At December 31, 2017, the Company’s equity interest had been further reduced to 9.3%, by subsequent issuances of Cytocom common stock.

5 | P a g e

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

The Company is a clinical late stage biopharmaceutical company focused on the development two immunomodulating therapies - IRT-103 Low-Dose Naltrexone, LDN or “LodonalTM,” and IRT-101 Methionine Enkephalin or “MENK” - for the treatment of autoimmune diseases, inflammatory diseases, cancer and HIV/AIDs. Our product candidates are also intended to combine with other mechanisms of action across the oncology and autoimmune landscape including chemotherapy radiation, and immunosupressive drugs.

Current treatments for autoimmune disease are hampered by the non-specificity of immunomodulatory interventions, having to accept broad suppression of immunoresponsiveness with potentially serious side effects, such as infection or malignancy.

The development of antigen-specific approaches, downregulating pathogenic immune responses while maintaining protective immunity, would be a major step forward. Clinical trials with our immunomodulating therapies have been shown to bolster immune response without the serious side effects of existing therapies.

In clinical trials, Lodonal has been shown to modulate the immune system by increasing the production of T cells, which block TLR signaling and decrease glial cell activation, decrease cytokines, decrease neuroinflammation, modulate T and B lymphocyte production, and shift of immune response from TH2 to TH1 to increase the benefit to patients. Lodonal potentially places the Company at a central place in the treatment paradigm, including Crohn’s Disease, Rheumatoid Arthritis (RA), HIV/AIDs and Chronic Pain due to inflammation.

6 | P a g e

LDN and MENK work by triggering a number of receptors, including the opioid and T Cell receptors on immune cells, which then activate or balance various cells of the immune system. Other receptors triggered by IRT-101 include tolling receptors to shift Th1 (pro-inflammatory) to Th2 (anti-inflammatory), which is critical when dealing with autoimmune and inflammatory disease.

While traditional drug development targets each drug to a particular disease, such as drug A for disease A, drug B for disease B, etc., we are approaching the process by identifying and targeting survival or activation immunology pathways that cross over between different disease indication. Lodonal, our lead product, has shown the success of this model with the approval for use in Nigeria as an immune system regulator in the management of HIV patients.

Lodonal/LDN

IRT-103/Lodonal/LDN is an immune modulating drug “IMD” that inhibits Toll-Like receptors including TLR2, TRL4 and TRL9 as well as p receptors to mediated inflammation. In addition to binding to Toll Like receptors, IRT-103 works on the body’s natural opioid system to restore immune balance by Shifting Th1 (pro-inflammatory) to Th2 (anti-inflammatory-). Through its effect on the opiate receptor, IRT-103 has been shown to increase production of Natural Kills Cells, Helper T-Cell CD4, CD8, T-Cells and cytokine production. IRT-103 has completed over 40 Phase II clinical trials that have provided proof of concept for Crohn’s Disease, Fibromyalgia, Complex Regional Pain Syndrome, Diabetic Neuropathy and Neuropathic Corneal Pain, Hematologic Cancer Patients, Advanced Brain Tumor. At this time the Company is only focused on developing treatments for HIV/AIDS and Crohn’s Disease.

The Company plans to initiate a Phase 3 study in Moderate to Severe Crohn’s Disease as an adjunct to the standard of care in patients ages 12 and over, using 505(b)(2) pathway study in children with moderate to severe Crohn’s disease. The Company met recently with the FDA to review the planned study. In addition to the trials for Crohn’s Disease, the Company plans to file for a New Drug Application for Crohn’s Disease in patients with HIV/AIDS as HIV patients are unable to use the existing therapies. Currently, IMUN is marketing LDN in Nigeria where it has obtained approval for the management of patients with HIV/AIDS. Since Naltrexone is a repurposed drug with a strong safety profile, we hope we will be able to fast track our development program through the FDA for use in the U.S.

IRT-101/MENK

Our second product candidate, IRT-101 or MENK, is a member of a group of agents collectively known as “Modulators of Opioid and Receptor Activity.” MENK interacts directly with the OGFr, which, in nonclinical studies, has delayed the cell cycle by modulating cyclin-dependent inhibitory kinase pathways. The IRT-101/MENK axis is an inhibitory pathway that plays a role in the onset and progression of autoimmune diseases, viral diseases, such as HIV/AIDS, and cancer. MENK’s role is to maintain cell growth, function and homeostasis. Exogenous MENK administration has been shown to significantly inhibit growth of multiple cancer cell lines in culture compared to control cells; these cancer types include: thyroid cancer, ovarian cancer, triple negative breast cancer, hepatocellular carcinoma, squamous cell carcinoma of the head and neck, pancreatic cancer, renal cancer, neuroblastoma, and colon cancer.

MENK has established Proof of Concept in HIV/AIDS, Pancreatic Cancer and Kaposi Sarcoma. Clinical Trials suggest activity in treatment of solid tumors, blood cancer, lung and melanoma.

In clinical trials MENK showed significant increase in a subpopulations of individual CD4+T cells, CD8+T cells, CD4+CD25+ regulatory T-cells (Treg), natural killer cells (NK). Our results indicated that MENK showed a strong inhibiting effect on Treg cells while it stimulated marked proliferation of other lymphocyte subpopulations. MENK when you in conjunction with the standard of care provided evidence of to extend life and most importantly, there were no changes in the blood laboratory tests with MENK. Compared to standard chemotherapy that reduces the blood count from bone marrow toxicity, the blood count remained stable with MENK. Lin E, Freedman JE, Beaulieu LM. Cardiovasc Ther. 2009 Summer; 27(2):117-23. doi: 10.1111/j.1755-5922.2009.00077.x. Review. The role of inflammation in regulating platelet production and function: Toll-like receptors in platelets and megakaryocytes. Beaulieu LM, Freedman JE.

7 | P a g e

The recent scientific literature suggests that tackling the initiating pathways of the innate immune system, e.g. the Toll-Like Receptors (TLRs) (Opiate Receptor) and inflammation, may lead to improved drugs for the treatment and prevention of autoimmune and inflammatory diseases. (Infect Disord Drug Targets. Author manuscript; available in PMC 2009 Sep 15, and Journal List HHS Author

Our Product Pipeline

The following table describes our intended product pipeline:

Our goal is to become a leading biopharmaceutical company focused on the development of novel immunotherapy treatment of autoimmune diseases, HIV and cancer without the toxic side effects of existing drugs. The Company plans to use Cytocom, Inc. to supervise and perform all development work for Lodonal and MENK that will require approval of the FDA, EMA or any of the G7 countries. The Company will submit all trials and pay fees on Cytocom’s behalf until such time as Cytocom is sufficiently funded to cover the cost of these trials. At this time, the INDs have not been transferred to Cytocom. Studies and trials in countries that are not part of the G7 are being conducted directly by the Company.

The key elements of our strategy include:

●	Advance the development of LodonalTM for autoimmune diseases. Our short-term focus on finalizing our Phase IIB/III pivotal trials with the FDA. We will have interim analysis (24 weeks post enrollment of final subjects) confirming efficacy of this product in the clinic in these indications. We will file for an New Drug Application and IRB for an exploratory trial leading in patients with HIV/AID’s Once this data is obtained, if compelling we will proceed with Phase 3 confirmatory studies to support NDA submissions with the FDA. As data is obtained in these indications, we will examine the initiation of clinical trials in other autoimmune disorders in which there is nonclinical and/or clinical data to suggest efficacy, such as in patients with MS or fibromyalgia.

●	Advance the development of IRT-101/MENK for solid tumors. After a Type C meeting with the FDA, we agreed to complete a dosing and PK study in parallel with a Phase 2b clinical trial. Providing Phase 2b data that is statistically robust in patients with solid tumor cancers will assist in confirming efficacy of this product as a therapy or as an adjunct treatment to chemotherapy. Once this data is obtained, we will proceed with Phase 3 confirmatory studies in the appropriate tumor types that will support filing an NDA with the FDA.

8 | P a g e

Industry

Immunology Therapeutics Markets

The immune system is a network of cells and tissues throughout the human body that work together to protect the body from invasion and/or infection. The immune system consists of two parts: acquired and innate immunity. Acquired immunity is developed by the body as a person ages and the body is exposed to invasions; the body “remembers” these invaders so that it can fight if they return. When the immune system is working properly, foreign invaders provoke the body to activate immune cells against the invaders and to produce antibodies that will recognize and destroy the foreign invaders. Innate immunity activates white blood cells to destroy invaders, without the use of the antibodies.

When a person has an autoimmune disease they have a problem with the acquired immune system’s reactions. In an autoimmune reaction, antibodies and immune cells will target and attack the body’s own healthy tissues. Autoimmune diseases can affect almost any part of the body, including the heart, brain, nerves, muscles, skin, eyes, joints, lungs, kidneys, digestive tract and blood vessels. A typical symptom of an autoimmune disease is inflammation, which can cause redness, heat, pain, and swelling. Many autoimmune diseases don’t restrict themselves to one part of the body and can affect many parts of the body simultaneously. The cause of autoimmune diseases is not fully understood and in most cases, a combination of factors may be the underlying cause.

Prevalence rates for all autoimmune disorders are expected to continue to rise in the next several years. Autoimmune diseases represent a diverse collection of diseases in terms of their demographic profile and primary clinical manifestations. There are as many as 80 types of autoimmune diseases. Many of them have similar symptoms, which makes them very difficult to diagnose. It is also possible to have more than one at the same time. They usually fluctuate between periods of remission (little/no symptoms) and flare-ups (worsening symptoms). There are currently no cures for autoimmune diseases, so treatment focuses on relieving the symptoms.

Autoimmune disorders include inflammatory bowel disease, such as Crohn’s disease and ulcerative colitis, MS, rheumatoid arthritis, lupus, myasthenia gravis and type-1 diabetes. According to a 2015 report from the Centers for Disease Control and Prevention (“CDC”), it is estimated 1.3% of U.S. adults (3 million) reported being diagnosed with IBD (either Crohn’s disease or ulcerative colitis).1. This was a large increase from 1999 (0.9% or 2 million adults).2. According to the CDC, fibromyalgia prevalence in the U.S. affects about 4 million US adults, about 2% of the adult population. The USA had approximately 1.12 million people living with HIV at the end of 2015 (https://www.cdc.gov/hiv/statistics/overview/ataglance.html). Nearly one in eight of these people are unaware they have HIV. A crude estimate of the prevalence of myasthenia gravis in the U.S. is approximately 50,000 patients and Multiple sclerosis (MS) is the most widespread disabling neurological condition of young adults around the world. The Multiple Sclerosis Foundation estimates that more than 400,000 people in the United States and about 2.5 million people around the world have MS. About 200 new cases are diagnosed each week in the United States. For many of these autoimmune diseases, there is a chronic inflammation without known cause and continuous chronic therapy is required to maintain remission.

Thus, the identification of an alternative, safer therapy prior to the use of medications that hold the potential for severe side effects, like TNF-alpha inhibitors, is very important; especially for those patients who cannot tolerate or who do not want to be placed on such medications. With its excellent safety profile and potential clinical efficacy, LodonalTM may be able to address this unmet medical need as a first line therapy in patients with autoimmune diseases.

9 | P a g e

Crohn’s Disease, a form of inflammatory bowel disease, is an autoimmune disease that is characterized by transmural, patchy, granulomatous inflammation of the ileum and/or colon, resulting in symptoms such as abdominal pain, diarrhea, malabsorption, and weight loss. Crohn’s disease accounts for significant morbidity and decreased quality of life. Although clinical response rates to anti-TNF agents are about 50%, mucosal healing is reported in only approximately 30% of patients with Crohn’s disease (SONIC trial, Colombel, J. F., Sandborn, W. J., Reinisch, W., Mantzaris, G. J., Kornbluth, A., Rachmilewitz, D., Lichtiger, S., D’Haens, G., Diamond, R. H., Broussard, D. L., Tang, K. L., van der Woude, C. J., and Rutgeerts, P. Infliximab, azathioprine, or combination therapy for Crohn’s disease. N.Engl.J.Med. 2010; 362: 1383-1395).Clinical Trials and data have shown that antiretroviral therapy for the treatment of HIV/AID treatments do not fully restore immune health; in fact suppress the immune system as a consequence, a number of inflammation-associated and/or immunodeficiency complications such as cardiovascular disease, chronic infections and cancer are increasing in numbers. Cumulative toxicities from exposure to antiretroviral drugs for decades cause clinically relevant metabolic disturbances and end-organ damage.

There are growing concerns that the multi-morbidity associated with HIV disease may impact healthy aging and could overwhelm some health care systems, particularly those in resource-limited regions that have yet to fully develop a chronic care model. Given the problems inherent in treating and caring for a chronic disease that might persist for several decades, a global effort to identify a cure or a therapy to offset the toxic side effects if needed.

Lodonal™ in clinical trials has shown to provide an alternative and safe approach for immune dysfunction, cancer and chronic inflammatory state. In FDA phase II trials for HIV, Crohn’s Disease, Fibromyalgia, Adjunct to Chemotherapy, MS, RA, that have been proven to increase CD 4 count, decrease viral loads, suppress autoimmune reactions; decrease inflammatory cytokines, slows growth of malignant cells and Increases production of T-Cell, Helper, NK, Toll-Like receptor TRL4 and TRL9 as well as p receptors. Lodonal works on the body’s natural opioid system to restore immune balance by Shifting Th1 (pro-inflammatory) to Th2 (anti-inflammatory). TNI BioTech International, a subsidiary of Immune, received NAFDAC (National Agency for Food and Drug Administration and Control) approval to market and distribute LodonalTM, the Company’s breakthrough treatment for HIV/AIDS. The Company and its strategic partners received regulatory approvals and contracts for the first sales of the product in Nigeria in 2018.

The approval is for a one-day Immune System Regulator for the management of HIV/AIDS, which is based on the results of the Company’s 90-day bridging trial in Nigeria that resulted in a 44% increase in CD4 count versus an 11% increase for standard of care patients. Additionally, there was a reduction in opportunistic infections plus several Phase II multi-center, randomized studies that demonstrated improvements for patients treated with Lodonal™ when compared to placebo or standard of care.

MS is an autoimmune inflammatory disease of the central nervous system that is characterized by progressive neuronal loss that manifests clinically as worsening physical disability occurs. The key pathophysiological hallmark of MS is the loss of myelin, a layer of lipids and proteins produced by cells called oligodendrocytes that wrap around the neuron and act like an insulating sheath to facilitate electrical conduction along the nerve. Destruction of myelin by an inflammatory cascade leads to neuronal degeneration. As a result, we believe that there is a substantial unmet need for effective treatments for chronic progressive MS as well as a need for therapies that are more conveniently delivered, such as oral agents or less frequently administered injectable drugs.

Fibromyalgia is an autoimmune disorder characterized by widespread musculoskeletal pain accompanied by fatigue, sleep, memory and mood issues. Researchers believe that fibromyalgia amplifies painful sensations by affecting the way your brain processes pain signals. Symptoms sometimes begin after a physical trauma, surgery, infection or significant psychological stress. In other cases, symptoms gradually accumulate over time with no single triggering event. Women are much more likely to develop fibromyalgia than are men. Many people who have fibromyalgia also have tension headaches, temporomandibular joint disorders, irritable bowel syndrome, anxiety and depression. While there is no cure for fibromyalgia, a variety of medications can help control symptoms. Most of those drugs are immuno-suppression drugs with numerous side effects.

10 | P a g e

Myasthenia gravis is an autoimmune neuromuscular disease that leads to fluctuating muscle weakness and fatigue. The hallmark symptom of myasthenia gravis is muscle weakness that increases during periods of activity and improves after periods of rest. Certain muscles such as those that control eye and eyelid movement, facial expressions, chewing, talking, and swallowing are often involved in the disorder. The muscles that control breathing and neck and limb movements may also be affected. Current therapies help patients to have a normal life expectancy; however, quality of life and relief from symptoms still needs significant improvements in patients with this disease.

Oncology Therapeutics Markets

Cancer is a term used for diseases in which abnormal cells divide without control and these cells have the ability to invade other tissues within the body by traveling through the blood and lymph systems. Cancer consists of many different types of diseases. Currently, there are more than 100 different types of cancer with the majority of cancers named for the organ or type of cell in which they start. For example, cancer that begins in the colon is called colon cancer. Cancer can also be grouped into broader categories, which include:

●	Carcinoma - cancer that begins in the skin or in tissues that line or cover internal organs;

●	Sarcoma - cancer that begins in the bone, cartilage, fat, muscle, blood vessels, or other connective or supportive tissue;

●	Leukemia - cancer that starts in blood-forming tissue such as the bone marrow and causes large numbers of abnormal blood cells to be produced and enter the blood;

●	Lymphoma and myeloma - cancers that begin in cells of the immune system; and

●	Central nervous system cancers - cancers that begin in tissues of the brain and/or spinal cord.

The American Cancer Society estimates that in 2014 over 1.6 million people in the United States are expected to be diagnosed with cancer and over 585,000 people will die from cancer. Cancer remains the second most common cause of death in the U.S. contributing to one in four deaths. As evidence by these numbers, and despite advances in the field of cancer research, there remains a significant unmet medical need in the treatment of cancer.

A common treatment option for cancer is surgery, chemotherapy and/or radiation therapy. While these therapies are the most widely used class of anti-cancer agents, they are associated with extremely high levels of toxicity, potentially severe adverse events and at times a lack of efficacy. As a result, there is a substantial unmet medical need for alternatives or adjunct treatments to existing chemotherapy drugs and/or radiation therapy in order to address the associated toxicities and lack of efficacy from these drugs.

Background

Naltrexone is short for Naltrexone Hydrochloride and is an orally effective opioid receptor antagonist, used as a treatment for opiate addiction. Naltrexone was originally synthesized in 1963 and was originally patented in 1967 by the specialty pharmaceutical company Endo Health Solutions Inc. At the time, it seemed unlikely that naltrexone would be developed because the experimental drug had relatively low market potential, and naltrexone’s patent protection would likely expire before the completion of clinical trials. With the assistance of DuPont, a division of Merck & Co. that acquired Endo Health Solutions, Inc. in 1969, the U.S. government’s National Institute on Drug Abuse advanced naltrexone through the FDA approval process, leading to approval for marketing as a treatment for heroin addiction in a 50 mg dose in 1984. Although its patent expired that same year, Naltrexone gained seven additional years of marketing exclusivity for DuPont when the FDA designated it an orphan drug.

11 | P a g e

Marketing exclusivity provides a pharmaceutical company the right to sell its drug for a certain length of time free of competition from generic versions of the drug and is often granted to encourage companies to develop a use for a drug whose patent has expired or to encourage a company to develop an already approved drug for a new use. With market exclusivity, the anticipated returns on investment are higher, improving the profitability of a drug. With funding provided by the U.S. National Institute on Alcohol Abuse and Alcoholism and the potential to gain three additional years of post-approval market exclusivity for naltrexone, DuPont advanced naltrexone through additional clinical trials, and gained FDA approval for a 50 mg dose as a treatment for alcohol abuse in 1995. As naltrexone had already been on the market for 10 years as a treatment for heroin addiction, the FDA’s confidence in its safety resulted in approval only six months after naltrexone’s regulatory application was submitted.

Naltrexone has a black box warning for liver toxicity, which is included based on liver enzyme elevations reported with daily dosing at 100 mg-300 mg. These doses were evaluated in clinical trials conducted by third parties for obesity; however, they have not been approved for this use. Review of the literature and adverse effect reports in naltrexone clinical trials did not demonstrate a risk for liver damage with daily dosing at 50 mg or lower. Although the black box warning does remain, the FDA has stated that Naltrexone does not appear to be a hepatotoxin at the recommended doses for the currently approved indications. Other than its small potential association with liver toxicity at high doses, the most common adverse effects reported with naltrexone are non-specific gastrointestinal complaints such as diarrhea, mild nausea, and abdominal cramping. Naltrexone has not shown any significant increase in adverse effects in placebo-controlled trials in patients known to be free of opioids for at least seven days.

At lower doses (approximately 1-10 mg/day), Naltrexone has been termed LDN and has been gaining popularity as a treatment for signs and symptoms of autoimmune diseases and immune disorders such as Crohn’s disease, viral infections such as HIV/AIDS and cancer. Research studies conducted by Dr. Zagon and colleagues at Penn State University have indicated that the short-term blockage of opioid receptors on circulating and tissue cells by administration of LDN was followed by a substantial rebound in opioid receptor expression and increased levels of β-endorphin and met-enkephalin. In addition to Dr. Zagon’s findings, Dr. Bernard Bihari, a New York physician who previously studied immune responses primarily in AIDs patients, provided a 3-fold mechanistic approach to the use of LDN, showing that LDN administration has the following effects on the immune system:

●	Increase in met-enkephalin (an endorphin produced in large amounts in the adrenal medulla) and β-endorphin in the blood stream;

●	Increase in the number and density of opiate receptors on the tumor cell membranes, thereby making them more responsive to the growth-inhibiting effects of the already present levels of endorphins, which in turn induces apoptosis in the cancer cells; and

●	Increase in absolute numbers of circulating cytotoxic T cells (CD8+/TH1) and natural killer cells (“NK cells”) as well as NK cell activity.

To date, Lodonal™ (“low dose naltrexone” and “LDN”) has been administered to patients across multiple indications to include autoimmune diseases and disorders, viral infections and cancer; both under clinical trials and through off-label prescription use. It has been estimated, based upon Dr. Bihari’s research and direct interactions with pharmacies, that just within the U.S. there are approximately 30,000-40,000 people taking Lodonal™ daily. Most of the states in the U.S. have licensed compounding pharmacies to prepare the appropriate formulations of LDN for these indications and at least one compounding pharmacy in the U.S. is licensed to dispense LDN to 48 of the 50 states.

LDN is currently being studied in a number of clinical trials by other companies in the U.S., as is shown in the following tabular summary.

Title	Indication	Dose	Status
Low Dose Naltrexone for the treatment of Complex Regional Pain	Complex Regional pain	4.5mg	Recruiting
Low Dose Naltrexone for Chronic Pain Arthritis	Osteoarthritis Arthritis, Rheumatoid Arthritis, Psoriatic Arthritis	4.5mg	Not yet recruiting

12 | P a g e

Clinical Data has shown that LDN has the potential to be a successful treatment for immune dysfunction, immune dysregulation, inflammatory diseases, autoimmune diseases and cancer. LDN in HIV/AID’s has shown to slow disease progression, reduce inflammation that cannot only control the disease itself, with no toxic side effects. For example, in Crohn’s disease, five published clinical trials in patients with moderate to severe disease have been conducted, two in adults and one in children, and have shown significant disease and quality of life improvement by 12-weeks. LDN was able to reverse the inflammatory activity, promote mucosal healing, and significantly decrease histologic inflammation when compared to placebo-treated controls.

Clinical Trials

Significant published clinical trial evidence indicates that LDN, particularly daily dosing at 3mg - 4.5 mg, stimulates the immune system and is effective in the treatment of some immunodeficiency diseases, such as HIV/AIDS, and advanced cancer. In addition, LDN has been used quite widely for treatment of a variety of autoimmune diseases and immune disorders.

Clinical Trials: Crohn’s Disease

The first clinical trial results with LDN for immune disorders were published only recently in a peer-reviewed medical journal in 2007 which evaluated LDN treatment in a pilot Phase II study of 17 patients with moderate to severe, active Crohn’s disease. The open-label pilot study was conducted by Penn State University to evaluate LDN response, safety and toxicity. Patients were treated with LDN orally each evening at a dose of 4.5 mg for 3 months. A total of 17 patients were enrolled, 16 of whom completed the study. No laboratory abnormalities were noted. The most common side effect was sleep disturbances (occurred when dosing at night, at about bed-time), occurring in seven patients (41%). Two-thirds of patients in this study went into remission after 4.5 mg daily LDN treatment (p < 0.001), with 89% of patients overall showing some degree of response. Blood inflammatory markers were also analyzed, specifically c-reactive protein, or c-RP and erythrocyte sedimentation rate, or ESR. C-RP levels decreased from a median value of 2.6 (normal <0.8) at baseline to a value of 0.9 by the twelfth week of treatment, which was statistically significant (p = 0.03). The ESR decreased from a mean baseline value of 23.3 ± 0.4 mm/h to 17.9 ± 0.3 mm/h, which was also significant (p = 0.04). Baseline plasma enkephalin levels were 9.5 ± 2.8 pg/mL, and decreased to a value of 3.6±1.0 pg/mL at week 12 of LDN therapy.

A second clinical study was conducted by Penn State University as a randomized double-blind, placebo-controlled study to test the efficacy and safety of LDN for 12 weeks in adults with moderate to severe active Crohn’s disease. Forty subjects were enrolled in the study. Randomized patients received daily oral administration of LDN (4.5 mg/day) or placebo. Fatigue was the only side effect reported of statistical significance, and it was greater in subjects receiving placebo. Thirty percent of patients in this study went into remission (defined as a Crohn’s Disease Activity Index (“CDAI”) score ≤ 150), with 88% of patients overall showing some degree of response. Blood inflammatory markers, c-RP and ESR, were analyzed. Patients who exhibited a 70-point drop in CDAI scores with LDN had higher c-RP values at baseline (2.0 ± 0.5 mg/dl) compared to those subjects on LDN who did not exhibit a response (0.8 ± 0.3 mg/dl); however, this difference was not statistically significant (all values were included in the analysis including those subjects who flared during the study). Based upon this data, patients with high c-RP levels may be more likely to demonstrate a clinical response to treatment with LDN.

13 | P a g e

A pilot Phase II clinical trial was conducted by Penn State University in children with moderate to severe active Crohn’s disease. Fourteen subjects were enrolled, 12 subjects were randomized and treated with a mean age of 12.3 years (range 8-17 years). Children were randomized to placebo or LDN (0.1 mg/kg or a maximum dose of 4.5 mg) orally for 8 weeks followed by open-label treatment for an additional 8 weeks of LDN at the same dose of 0.1 mg/kg or 4.5 mg. Results showed a significantly greater reduction of baseline pain in those taking LDN than in those taking placebo (28.8% reduction versus 18.0% reduction; p = 0.016). LDN was also associated with improved general satisfaction with life (p = 0.045) and with improved mood (p = 0.039), but not improved fatigue or sleep. Thirty-two percent of participants met the criteria for response (defined as a significant reduction in pain plus a significant reduction in either fatigue or sleep problems) during LDN therapy, as contrasted with an 11% response rate during placebo therapy p = 0.05). LDN was rated equally tolerable as placebo and no serious side effects were reported. Laboratory parameters for inflammation, specifically white blood count, c-RP and ESR all improved from baseline to Week eight; however, the results were not significant.

An open-label Phase II trial was conducted for Naltrexone as Therapy for Inflammatory Bowel Disease: Ulcerative Colitis and Crohn’s Disease Twelve patients received naltrexone 4.5 mg/day. Duration (mean ±SD) of naltrexone treatment was 46 ±75 weeks (maximum 270 weeks). One patient withdrew after 8 weeks owing to insomnia. Positive clinical responses were reported in 6/12 patients. Two clinical responders had colonoscopy before and after naltrexone and each had complete mucosal healing. (Leonard B. Weinstock, MD, FACG Journal of Clinical Gastroenterology: September 2014 - Volume 48 - Issue 8 - p 742)

Low Dose Naltrexone Reduces In Vitro Endoplasmic Reticulum Stress and Stimulates Wound Healing in Intestinal Epithelial Cells: A total, 40 patients (43% male, median age 40y, IQR 28–52 years) were treated with 5 mg NTX/day. Response was seen in 23 patients (13 CD; 10 UC), with a median duration of 2 months Conclusion

Low Dose Naltrexone may have a beneficial effect in the treatment of IBD by directly stimulating epithelial wound healing and reducing intestinal ER stress. G. Fuhler*, M. Lie, P. Dimitrijevic, C. J. van der Woude, M. Peppelenbosch Erasmus MC University Medical Centre Rotterdam, Gastroenterology and Hepatology, Rotterdam, Netherlands

Low Dose Naltrexone in the treatment of Crohn’s Disease open label 17 patients were treated with LDN for 12 weeks and showed a 70% reduction in CDAI score with endoscopy 88% in the LDN group and 28% in the control group endoscopic remission 33% in the LDN group 8% in the control group with no adverse events. 10 Dig Dis Sci 2011 Jul;56(7):2088-9 7Michael Arata, MD.

Low Dose Naltrexone in the Treatment of Crohn’s Disease: A Case Series 56 patients on 4.5mg IBS patients show clinical response to LDN (54%) and should be considered as an adjunct to conventional therapy in patients with resistant disease or as a bridge while another treatment plan is formulated. Further studies are required to evaluate the degree of mucosal healing while on LDN. University of Florida http://www.gastrojournal.org/article/S0016-5085(15)32952-8/abstract.

Clinical Trials: HIV/AIDS

A single blind 90 day with 4 week f/u randomized completed a 90-day bridging trial for the treatment of patients with HIV AIDS. The National Agency for Food and Drug Administration and Control (NAFDAC) approval is based on previous clinical data and the Nigeria Bridging Trial. The trial was a single center, open labeled, randomized, bridging study consisting of one hundred and fifty [150] patients of both genders between the ages of 18-60, each of whom was infected with the human immunodeficiency virus (HIV).

The 90-Day Bridging Trial was undertaken at the State Specialist Hospital in Asubiaro, Osogbo, Osun State, Nigeria with the primary objective to confirm Lodonal™ has a beneficial effect on the immune system of immune deficient patients and that it is safe. The trial separated the patients into a Control (placebo) Group and a Treatment Group (which was administered Lodonal™). The efficacy of increasing CD4 count [cell/mm3] between Day-1 and Day-90 by at least 25% was set as the criteria for demonstrating beneficial effect on the immune system. Safety was demonstrated through quality of life assessment and vitals both of which were not adversely affected. Treatment Group patients were given a daily dose of 4.5-mg/kg of Lodonal™.

14 | P a g e

The results yielded an average increase of 44% increase in CD4 count in the Lodonal™ Treatment Group compared to an 11% increase in the Control Group. Additionally, there were no reported opportunistic infections and no toxicity levels uncovered. Liver function remained normal and there was no negative impact on other systems based on blood results. No significant sleep disturbance or vivid dreams were present enough to justify trial discontinuation. No significant adverse CNS, renal, cardiac, hepatic, musculoskeletal, hematopoietic side effects were present. NAFDAC issued drug and marketing approval of Lodonal™ in July of 2017 in the management of HIV/AID’s and immune dysfunction.

A single blind nine-month randomize clinical trial and a single prospective cohort study were conducted in Mali to evaluate the impact of LDN on asymptomatic HIV+ adults. Results of the nine-month study showed an improvement in cluster of differentiation 4 (“CD4”) count in the treatment groups that was significantly greater than the control group at 6 months (p = 0.041) and marginally at 9 months (p = 0.067). Results of the single prospective cohort study showed 71% of subjects that completed the study did not show any indication of clinical AIDS symptoms, side effects or a loss of CD4 count that would warrant initiation of antiretroviral therapy (“ART”) medication.

A 12-week, placebo-controlled trial of LDN was conducted from 1985-1986 in 38 patients with AIDS by Dr. Bihari and his colleagues. Patients who participated in this trial showed a significant difference in the incidence of opportunistic infections with 5 out of 16 patients (31%) on placebo developing opportunistic infections in comparison to 0 of the 22 patients in the LDN group. Other differences between placebo and LDN treated patients included: lymphocyte mitogen responses declined on placebo and not on LDN; pathologically elevated levels of acid-labile alpha interferon declined significantly in the patients on LDN and not in those patients on placebo.

After the conclusion of the above clinical trial, Dr. Bihari began to use LDN in his own medical practice. Of 158 patients in his practice that were evaluated, only ten (6%) were on antivirals. Patients of Dr. Bihari who had taken the drug regularly as prescribed showed no drop in CD4 cells. The average CD4 number in these patients before starting LDN was 358, and the average 18 months later increased to 368. There were 55 patients who had not taken the drug, or had taken it only sporadically (non-compliant). These patients showed a drop of CD4 cells from an average of 297 to 176 in 18 months. This represented a drop in CD4 of approximately 80 per year, which corresponds to the average drop observed in patients with HIV receiving no treatment. The stabilization of CD4 cells in patients who were administered LDN was also accompanied by disease stabilization. The 55 patients who were non-compliant experienced 25 opportunistic infections, in comparison to the 103 compliant patients who only experienced eight. Survival between the two groups was also significantly different, 13 deaths occurred in the 55 non-compliant patients compared to only one death in the compliant group of 103. At the time of this referenced article (Bihari et al., Sept 1996), patients in Dr. Bihari’s practice had been on LDN for seven to eight years, with no disease progression, no drop in CD4 levels and no evidence of resistance to the beneficial effects of LDN. None of the patients experienced side effects while on LDN.

Dr. Bihari also examined CD4 changes in 19 patients who were on the combination treatment regimen of 3TC (Epivir), azidothymidine (“AZT”), and LDN. The rise in CD4 counts at 6 months in Dr. Bihari’s patients was compared with the rise in CD4 counts reported by an investigator working for Glaxo Smith Kline. In both groups, none of the patients had taken AZT previously; however, Dr. Bihari’s patients simultaneously were treated with LDN, which the Glaxo Smith Kline group did not receive. The patients on LDN had an average baseline CD4 count of 88 while the Glaxo Smith Kline group had an average baseline value of 352. The Glaxo Smith Kline patients experienced an average rise in CD4 of 40 at six months; or an increase of 11.3%. The LDN patients experienced an average rise of 106 CD4’s at 6 months, representing a 128% increase. Of the 19 LDN patients, each patient experienced an increase of at least 30%. In 18 of the 19 LDN patients, a significant increase in energy, appetite and mood was observed. In those LDN patients who were severely underweight, weight gains of ten to 50 pounds were observed in the first two months of treatment.

15 | P a g e

Clinical Trials: Fibromyalgia

LDN has been utilized in a number of trials to investigate its use for the treatment of fibromyalgia. Studies conducted to date in adult patients have typically used an LDN dose of 4.5 mg/day in comparison to placebo.

LDN was assessed for the treatment of fibromyalgia, in a single-blind, crossover trial in which ten women were enrolled. This study utilized the following treatment schedule: Baseline (2 weeks) →Placebo (2 weeks) → LDN 4.5 mg/day (8 weeks) →Washout (2 weeks) LDN reduced fibromyalgia symptoms in the entire cohort, with a greater than 30% reduction of symptoms over placebo. As observed in other studies with LDN, side effects were rare, minor and transient, and included sleep disturbances such as insomnia and vivid dreams.

In a second study, 31 women with fibromyalgia participated in a randomized, double-blind, placebo-controlled, counterbalanced, crossover study. During the active drug phase of the study, participants were administered oral LDN at a dose of 4.5 mg daily. This study showed a benefit with LDN in comparison to placebo for the treatment of fibromyalgia. A significantly greater reduction of baseline pain was observed in those taking LDN in comparison with those taking placebo (28.8% reduction versus 18.0% reduction). LDN was also associated with improved general satisfaction with life and with improved mood. Thirty-two percent (32%, n=9) of participants met the criteria for response (defined by the study as at least a 30% reduction in pain, plus a 30% reduction in fatigue or a 30% improvement in sleep) during LDN therapy, as contrasted with an 11% (n=3) response rate during placebo therapy. Both LDN and placebo were tolerated equally and no serious adverse events were reported.

Clinical Trials: MS

A PILOT TRIAL OF LOW-DOSE NALTREXONE IN PRIMARY PROGRESSIVE MULTIPLE SCLEROSIS was run at the University of Pennsylvania by Dr. Ian Zagon and Pat McLaughlin:

OBJECTIVE: To evaluate the efficacy of 4.5mg nightly naltrexone on the quality of life of multiple sclerosis (MS) patients.

METHOD: A sixth month phase II multicenter-pilot trial with a low dose of the opiate antagonist Naltrexone (LDN) has been carried out in 40 patients with primary progressive multiple sclerosis (PPMS). The primary end points were safety and tolerability. Secondary outcomes were efficacy on spasticity, pain, fatigue, depression, and quality of life. Clinical and biochemical evaluations were serially performed. Protein concentration of beta-endorphins (BE) and mRNA levels and allelic variants of the mu-opioid receptor gene (OPRM1) were analyzed.

RESULTS: Five dropouts and two major adverse events occurred. The remaining adverse events did not interfere with daily living. Neurological disability progressed in only one patient. A significant reduction of spasticity was measured at the end of the trial. BE concentration increased during the trial, but no association was found between OPRM1 variants and improvement of spasticity. The data indicates that LDN is safe and well tolerated in patients with PPMS.

PILOT TRIAL ON LOW-DOSE NALTREXONE AND QUALITY OF LIFE IN MULTIPLE SCLEROSIS:

OBJECTIVE: evaluate the efficacy of 4.5mg nightly naltrexone on the quality of life of multiple sclerosis (MS) patients.

METHODS: This single-center, double-masked, placebo-controlled, crossover study evaluated the efficacy of 8 weeks of treatment with 4.5mg nightly naltrexone (low-dose naltrexone, LDN) on self-reported quality of life of MS patients.

16 | P a g e

RESULTS: Eighty subjects with clinically definite MS were enrolled, and 60 subjects completed the trial. Ten withdrew before completing the first trial period: 8 for personal reasons, 1 for a non-MS-related adverse event, and 1 for perceived benefit. Database management errors occurred in 4 other subjects, and quality of life surveys were incomplete in 6 subjects for unknown reasons. The high rate of subject dropout and data management errors substantially reduced the trial’s statistical power. LDN was well tolerated, and serious adverse events did not occur. LDN was associated with significant improvement on the following mental health quality of life measures: a 3.3-point improvement on the Mental Component Summary score of the Short Form-36 General Health Survey (p = 0.04), a 6-point improvement on the Mental Health Inventory (p < 0.01), a 1.6-point improvement on the Pain Effects Scale (p =. 04), and a 2.4-point improvement on the Perceived Deficits Questionnaire (p = 0.05). LDN significantly improved mental health quality of life indices. Further studies with LDN in MS are warranted.

A PILOT TRIAL OF LOW-DOSE NALTREXONE IN PRIMARY PROGRESSIVE MULTIPLE SCLEROSIS:

OBJECTIVE: To evaluate the efficacy of 4.5mg nightly naltrexone on the quality of life of multiple sclerosis (MS) patients some with relapsing-remitting MS and some with secondary progressive MS.

METHODS: This single-center, placebo-controlled, study evaluated the efficacy of 17 weeks of treatment with 4.5mg nightly naltrexone (low-dose naltrexone, LDN) on self-reported quality of life of MS patients.

RESULTS: The results on LDN’s effect on quality of life (as measured by physical and mental health) was not clearly proven, with no statistically significant differences shown between the LDN-dosed group and the placebo group many have argued the reason for the problem with this trial was the crossover design which have shown in the past not to provide good results when treating with LDN. Data indicates that LDN is safe and well tolerated in patients with PPMS.

RETROSPECTIVE CHART REVIEW OF MS PATIENTS RECEIVING LOW DOSE NALTREXONE (LDN) TO ASSESS SAFETY, TOLERABILITY, AND EFFECT ON FATIGUE:

OBJECTIVE: This study investigated the safety, tolerability, and benefits (fatigue, reduction) of LDN in patients with MS. It reviewed the number of patients who stopped taking LDN and if there were specific reasons for stopping the LDN. The frequency and variety of side effects that were specific to LDN use are reported.

METHODS: A retrospective review was performed on 435 charts of MS patients who were seen in the Penn State Hershey out- patient Multiple Sclerosis Clinic between 1/1/2005 and 5/31/2012. There were 215 MS patients having exposure to LDN during the time of this study. RESULTS: The study confirmed an improvement in quality of life with the use of LDN over a long period of time. In addition to the assessment we review Brain MRIs and Spinal Cord MRIs that were obtained as part of the clinical status of the patient and standard of care. There were essentially no MRIs obtained immediately before LDN was started as would have been ideal in a prospective study. The average number of days of the Brain MRI before treatment with LDN was started was 444 days with a maximum of 4751 days. The average number of days to the latest Brain MRI after LDN was started was 708 with a maximum of 1772 days of 215 patients on LDN 113 MRI scans showed stable, 14 showed improvement, 28 slightly worse. The Slightly Worse MRI series indicated that new but inactive lesion(s) were identified when compared to the pretreatment study MRI. On the quality of life surveys showed 83 patients said they had improved, 92 patients said they were stable and 9 worse. The remainder of the patients did not continue on LDN.

Despite the number of small studies conducted to date, as well as all of the antidotal evidence from patients and doctors that either take LDN for MS or prescribe LDN for MS, Cytocom believes that results are promising, which the Company feels could bode well in larger studies as existing treatments are not every effective.

17 | P a g e

Our Clinical Trial Program for Lodonal™/LDN

The Company held a Type C meeting in January 2018 with the FDA to discuss clinical protocol design and to seek guidance for the clinical development program in the treatment of adult and pediatric patients with Crohn’s disease using a 505(b)(2) pathway to support an NDA. Use of the 505(b)(2) pathway will allow us to seek FDA approval of LodonalTM without the need to conduct a full development program consisting of both safety and efficacy trials. This will help us to shorten our development pathway and time to NDA submission. We plan to rely on the two drugs using naltrexone that have been approved by the FDA. The first drug approved 50 mg product as the reference listed drug, published literature and historical data and all of the historical data from the 50mg trials and to leverage recent Contrave® approval for safety/PK support at 4mg, 6mg and 8mg with approval granted for Naltrexone at 16mg with Wellbutrin to support the Phase II/III clinical trials and the ultimate filing of the NDA as a 505(b)(2) submission to the FDA. To date, nonclinical pharmacology and toxicology data and clinical safety data has been established from these sources, in addition to multiple Phase I/II studies conducted under our INDs.

To support the NDA filing, we plan to conduct the following pivotal studies:

●	Phase IIb, dose-response study/ies in patients with specific autoimmune disease(s); that will rollover into our

●	Phase III, randomized, double-blind study/ies based upon Phase IIB results.

If NDA approval of Lodonal is granted, in addition to the patents the FDA grants three-year marketing exclusivity granted by law, we expect this product to be protected by patents that extend through at least 2023 for adults 7 year exclusive rights from date of approval for pediatric Crohn’s disease due to orphan indication. During which time it should not be subject to generic substitution. We plan to continue to support the Lodonal program with new patent applications as we obtain data from the clinical evaluation of our new formulation in healthy human subjects and in patients.

If the Phase 2B study of Lodonal is successful, we expect to quickly rollover into the Phase 3 confirmatory study to support product registration.

Based upon the indication chosen, the FDA has stated that a long-term (approximately 1 year) safety study of Lodonal™ will need to be conducted; however, all nonclinical studies to support the safety of the product and NDA submission are complete.

Developing LDN using the 505(b)(2) regulatory pathway lowers the hurdle for FDA approval. Because naltrexone is an FDA-approved product for alcohol or opiate dependence, the FDA’s 505(b)(2) pathway for approval is available and opens the door for us to gain FDA approval of LDN for new diseases. With the opportunity to use previous findings of safety, we intend to use the 505(b)(2) pathway to study and gain approval for our own product.

IRT-101/MENK

The role of opioid peptides in cancer cell growth have been examined in both tissue culture models and in vivo studies. These studies have revealed that the pentapeptide MENK, or IRT-101, is the most potent opioid peptide that influences DNA synthesis and cell growth. Because of MENK’s ability to have a direct impact on the growth factor action, MENK has also been termed Opioid Growth Factor (“OGF”). MENK or OGF is an endogenous opioid peptide that interacts with the OGFr, which delays the cell cycle by modulating cyclin-dependent inhibitory kinase pathways. The OGF-OGFr axis is an inhibitory pathway that plays a role in the onset and progression of autoimmune diseases and cancer.

18 | P a g e

The OGF-OGFr peptide and receptor have been detected in a wide variety of cancers, including thyroid cancer (e.g. follicular-derived thyroid cancers), ovarian cancer, triple negative breast cancer, hepatocellular carcinoma, squamous cell carcinoma of the head and neck, pancreatic cancer, renal cancer, neuroblastoma, and colon cancer.

It has been shown in a number of research studies that the OGF-OGFr axis can be directly targeted by the administration of exogenous MENK. MENK, at suitable doses, can inhibit cancerous cell growth by MENK’s direct interaction with OGFr creating a competitive inhibition profile and subcellular location that is different from other well-known opioid receptors [mu (µ), delta (δ) and kappa (κ)]. The other “classic” opioid receptors [mu (µ), delta (δ) and kappa (κ)] have not been found to have any impact on cell growth; thus there is specificity in the MENK-OGFr interaction which regulates cell proliferation. MENK has been shown to act directly on cells to inhibit proliferation as documented by tissue culture models that lack feedback loops or whole animal autocrine systems. Studies in vitro have shown that MENK has no effects on the apoptosis pathways or cell differentiation.

Based upon data from multiple in vivo and in vitro studies conducted by Zagon et al. over the past 15 years, the onset and/or progression of some cancers may be related to defects in MENK and/or OGFr, which would promote or exacerbate tumorigenesis. These findings show there may be an advantage in up-regulating the peptide (e.g., MENK administration) to enhance anti-cancer activity.

The Ian Zagon/Patricia McLaughlin-led team at Penn State University has focused their non-clinical in vitro and in vivo research studies on the direct anti-tumor effects of MENK and inhibition of OGFr. These studies have shown that OGFr is required for the action of MENK, and overexpression of OGFr can delay progression, or even prevent appearance of pancreatic tumors in nude mice.

The researchers at Penn State University have also demonstrated in tissue culture that the combination of MENK and gemcitabine show a potent inhibitory effect on the growth in vitro of at least two cell lines of human pancreatic cancer. In a mouse xenograft model of pancreatic cancer, the effects of MENK and/or gemcitabine on tumor incidence, appearance, and size, as well as metastasis, were examined in vivo. MIA PaCa-2 cells of human origin (106 cells/mouse) were injected into the right scapular region via a subcutaneous injection followed by treatment within one hour of the injection with MENK, gemcitabine or MENK + gemcitabine. The anti-growth action of the combination of MENK and gemcitabine was greater than that observed with the individual drugs. In a number of instances the effect of the combination of drugs exceeded that of the sum of the individual drugs, suggesting that the action of a combination of MENK and gemcitabine was synergistic.

Dr. Nicholas Plotnikoff, while a faculty member at Oral Roberts University, discovered that all three of the classical opioid receptors are expressed on most subsets of immune cells, and that either in vitro incubation with MENK or parenteral administration of MENK in vivo increased the number and functional activities of T cells, including cytotoxic CD8+ T cells, and also NK cells. Several other investigators observed that administration of MENK to mice and humans, especially those with immunodeficiencies associated with cancer or HIV/AIDS, increased CD4+ and CD8+ T cells, and increased various immune functions, including cytotoxic activities of both T cells and NK cells. More recently, Drs. Fengping Shan and Nicholas Plotnikoff have reported that MENK treatment of mice stimulates the cytotoxic activities of T cells and NK cells and reduces levels of T regulatory cells, and augments therapeutic effects in tumor-bearing immunocompetent mice. Additional published results show that MENK alone or in combination with Interleukin-2 (“IL -2”) or Interferon-γ (“IFN-γ”) can enhance the production of IFN-γ or IL-2 from CD4+T cells, respectively. MENK also appears to be more potent than IL-2 or IFN-γ, alone, two widely known cytokines that have been approved by the FDA for marketing.

Studies in the laboratories of Zagon and McLaughlin have demonstrated that MENK/OGF inhibited in a direct, receptor-mediated, and reversible manner stimulated T and B cells isolated from spleens of normal mice and grown in culture. Thus, the immunomodulatory effects of MENK/OGF appear to result from the repression of proliferative T and B lymphocytes.

Research results to date indicate that MENK, at suitable doses, in addition to inhibiting cancerous cell growth, can also boost the immune system through the following possible mechanisms:

19 | P a g e

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

Background

Standard therapy for patients with advanced cancer include chemotherapy, or treatment options that are toxic to the cells, that suppress the immune system and carry significant risks of life-threatening infections and other toxicities. Despite effective cancer therapies that induce clinical response, including complete remission, minimal residual disease (“MRD”), a term referring to disease that is undetectable by conventional morphologic methods, often remains and serves as a source of cancer recurrence. For years, scientists have studied ways to enhance the patient’s immune system to target cancer cells, maintain remission and possibly even eradicate all cancer cells in the body. Researchers believe that a cure for cancer might be possible if immunotherapy is successfully applied to the treatment of cancer.

The most common immunotherapy studied to date involves the use of targeted humanized monoclonal antibodies such as rituximab (anti-CD20) or trastuzumab (anti-HER2/neu). These antibodies bind targets that are over-expressed on cancer cells and promote cell death by a number of immune mechanisms, including antibody dependent cell-mediated cytotoxicity (“ADCC”). In ADCC, the most common mechanism of tumor killing, the antibody tags the cancer cell and recruits the cells from the patient’s immune system to attack the tumor. Immune cells recruited by the antibody to kill the cancer include granulocytes, macrophages and NK cells.

Another common therapy that activates the innate immune system involves the administration of high dose Interleukin-2, or IL-2. Through binding to the IL-2 receptor, IL-2 activates NK cells to attack cancer cells. After high-dose IL-2 therapy, NK cells are activated to search out and kill cancer cells. Unfortunately, the use of IL-2 therapy is limited because of its severe side effects, which include severe life-threatening infusion reactions and induction of autoimmune disease.

The importance of cytokines to NK cells in the host system’s defense against cancer was recognized by Dr. Nicholas Plotnikoff at Oral Roberts University in Tulsa and Dr. Ian Zagon and others from Penn State Medical Center at Hershey where they noted that patients who could mount an immune response to their HIV/AIDS infection or cancer, specifically pancreatic or liver had a higher survival rate compared to standard historical medications used. Researchers identified that a key to the successful immune response of the patient’s immune system was the NK cell. Dr. Zagon and Dr. Plotnikoff both determined that activated NK cells were the key to eliminating certain cancer cells and that NK cells require two signals to kill a tumor cell—a priming signal followed by a trigger signal. The “priming signal” can be provided by either cytokines, such as high dose IL-2 or IL-15 or possibly by administration of IRT-101. In contrast to IL-2 or IL-15, NK cells activated by IRT-101 ex vivo retain their activated state after cryopreservation and thawing. One of the most important features of IRT-101 therapy in cancer patients with advanced metastatic disease is the marked improvement in clinical benefit that has been observed in the Phase I/II clinical trials conducted to date. Clinical benefit is based upon parameters that reflect the overall wellbeing of the patient, including pain control, performance status, and body weight.

Clinical Trials

MENK has been safely used in several clinical studies to treat human subjects with cancer. Wybran and Schandené (1987) administered MENK intravenously to seven previously untreated patients with lung cancer and found significant increases in T-cell immunity. Plotnikoff, Wybran and colleagues have reported improvement in the size and coloration of Kaposi’s sarcoma nodules in AIDS patients. Phase I and Phase II studies have been conducted under IMUN’s IND (previously held by Penn State University) that have demonstrated that MENK can be delivered safely to patients suffering from advanced pancreatic cancer, hepatocellular carcinoma (PI: Eric Kimchi, M.D. at Penn State University) and advanced head and neck cancer (PI: David Goldenberg, M.D., FACS at Penn State University).

20 | P a g e

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

Multiple clinical trials have been performed by Dr. Jill Smith and her colleagues at the Penn State University School of Medicine. A total of five advance cancer studies have been conducted with MENK via intravenous infusion or subcutaneous injection. Three studies were conducted in patients with advanced pancreatic cancer, one study in patients with hepatocellular carcinoma, and one study in patients with advanced head and neck cancer. Across the five studies, MENK therapy has been observed to be safe with limited toxicity when given to adults with advanced cancer. The patients with pancreatic cancer had failed prior chemotherapy regimens and were either treated with MENK or were entered into a hospice program. Clinical benefits were experienced by 53% of MENK-treated patients, whereas historical controls with similarly advanced disease had only 23.8% and 4.8% for gemcitabine and 5-fluorouracil (5-FU), respectively. Of the MENK- treated patients surviving more than eight weeks, 62% showed either a decrease or stabilization in tumor size by computed tomography. The median survival time for the MENK-treated patients was three times that of the untreated hospice patients (65.5 versus 21 days, p < 0.001). No adverse effects on hematologic or chemistry parameters were noted, and quality of life surveys suggested improvement with MENK.

The use of MENK therapy at earlier stages of disease or in combination with chemotherapeutic agents may further improve the outcome of these and other very aggressive malignancies.

Our Clinical Trial Program for IRT-101/MENK

To date MENK has been administered in multiple indications including a range of cancers (including pancreatic, hepatocellular, and head and neck) and viral diseases, such as HIV/AIDS. When utilized for such indications, the typical dose administered to adults for efficacy while not compromising safety has been 150-250 µg/kg. Dosages up to 400 µg/kg have been used in other trials without toxicity in certain indications.

21 | P a g e

We will rely on available information and historical data to support the Phase II/III clinical trials and the ultimate filing of the NDA to the FDA. Clinical safety data has been established from multiple Phase I/II studies conducted under IMUN’s INDs and initial toxicology studies that have been completed.

To support the NDA filing, we plan to conduct the following studies:

●	Long-term toxicology studies in two species;
●	Phase I, PK assessment of MENK in healthy adult volunteers;
●	Phase II, dose-response study in oncology patients; and

Phase III, randomized, double-blind study in oncology patients is to be anticipated in Q2 2018 in Kenya and by Q4 of 2018 in the United States.

International Drug Development Plan

Nigeria

The Company, through its wholly owned subsidiary TNI BioTech International., completed a 90-day bridging trial for the treatment of patients with HIV/AIDS in Nigeria in 2017. The trial consisted of a total of one hundred and fifty patients of both genders between the ages of 18-60, each of whom was infected with the human immunodeficiency virus (HIV). The trial was undertaken at the State Specialist Hospital in Asubiaro, Osogbo, Osun State, Nigeria and the primary objective was to confirm that LodonalTM has a beneficial effect on the immune system of immune deficient patients and that it is safe. The trial separated the patients into a Control (placebo) Group and a Treatment Group (which was administered LodonalTM). The efficacy of increasing CD4 count [cell/mm3] between Day-1 and Day-90 by at least 25% was set as the criteria for demonstrating beneficial effect on the immune system. Safety was demonstrated through quality of life assessment and vitals both of which were not adversely affected. Treatment Group patients were given a daily dose of 4.5-mg/kg of Lodonal™.

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

In May 2017, the Company received approval from the National Agency for Food and Drug Administration and Control of Nigeria (“NAFDAC”) to market and distribute LodonalTM in Nigeria. The approval is for a one-day Immune System Regulator for the management of HIV/AIDS

Malawi

The Company, through its wholly owned subsidiary TNI BioTech International, received permission from the Pharmacy, Medicines and Poisons Board (PMPB) and The College of Medicine, University of Malawi to initiate a clinical trial for a Single Visit Approach to Cervical Cancer Prevention in the Republic of Malawi. The PMPB issued drug approval to import the drug in 2016 for the trial.

The Malawi Clinical Trial’s primary endpoint includes Safety, Acceptability, and Feasibility of a Single Visit Approach to Cervical Cancer Prevention in patients. (Trial number: VIA-LDN-401 -0 I). The secondary objective is to determine life extension; to improve the immune system of HIV and Cancer positive patients by starting treatment with LDN (“LodonalTM”) and to ensure marked improvement in Clinical benefit based upon parameters that reflect the overall well- being of the patient, including Pain control, performance status, and body weight under the supervision of Dr. Frank Taulo, Dr. Gladys Gadama, Dr. Effie Chipeta as Principal Investigators. The recruitment of study participants, testing and follow up is still on-going. The first evaluation report from the doctors involved is expected by the end of the second quarter as per the study protocol.

22 | P a g e

The Company intends to initiate a number of additional trials in Africa in the next 12 months, which will include trials as an adjunct to chemotherapy in Kenya and Ghana and HIV/AIDS in Malawi.

Competitive Advantage

The Company believes many of the same advantages of our therapies apply to both the US market as well as the African market. LodonalTM could provide the first affordable, non-toxic approach for treatment of immune dysfunction, cancer and chronic inflammatory state.

Some of the Competitive Advantages and Benefits of LodonalTM include the following:

Lower production costs and sales price of treatments

Today the majority of the drugs under development are both more expensive and more toxic. We do not believe this is the right way to move forward. Biologic agents cost between $12,000 and $150,000 a year.

LodonalTM/ IRT-103 can be manufactured and delivered in Emerging Nations for under $.90 cents a day and we estimate a price of $3,600 a year in developed country underwritten to $10 to $15 per month. When costs are not underwritten, the Company will provide LodonalTM to patients for $30 a month.

Lodonal™ should be able to substantially reduce health care costs for a number of reasons, including:

●	Lodonal™ can provide a new, non-toxic inexpensive method of medical treatment by mobilizing the natural defenses of one’s own immune system. It can be used as a stand-alone therapy or an adjunct to existing immunosuppressive therapies by reducing the toxic side effects of immunosuppressive drugs.
●	Lodonal™ does not require the medical supervision of antiretroviral or immunosuppressive therapies.
●	Lodonal™ has not been found to have toxic side effects as it is an immunomodulator and activates and re-balances the immune system.
●	Lodonal™ as an immunomodulator has a way of helping what is now referred to as “non-AIDS morbidity”, and, in the popular press, “premature aging”.
●	Lodonal™ studies show that the drug enhances maturation of bone marrow dendritic cells (BMDCs).
●	Lodonal™ studies show it does not compromise the immune system.
●	Lodonal™ has been shown to reduce the number of opportunistic infections with HIV/AIDS.
●	Lodonal™ may improve compliance. When used correctly, antiretroviral therapy (ART) is effective. However, according to recent studies, ART regimens require 70–90% adherence in order to be effective. Sustaining adherence to ART over the long term requires accurate and consistent monitoring, and this is a particular challenge for countries in sub-Saharan Africa.

Recent Accomplishments

In May 2017, the Company received approval from the National Agency for Food and Drug Administration and Control of Nigeria (“NAFDAC”) to market and distribute LodonalTM in Nigeria. The approval is for a one-day Immune System Regulator for the management of HIV/AIDS, which is based on the results of the Company’s 90-day bridging trial in Nigeria. The first shipments of product under this approval took place in February 2018.

In September 2017, the Company became registered under the U.S. Government’s System for Award Management to sell LodonalTM to Nigeria through the United States Agency for International Development (“USAID”) and UNAIDS. At the same time, the Company and AHAR filed for regulatory approval of the use of LodonalTM with the National Agency for the Control of AIDS in Nigeria (“NACA”). Once NACA approves the use of LodonalTM as a treatment for AIDS, it will be able to purchase LodonalTM directly from the Company and AHAR.

In addition to the work with NACA, USAID and UNAIDS, AHAR and the Company are moving forward with applications to NAFDAC to permit the sale of Lodonal™ in Nigeria for additional indications. We expect to submit those applications in the first quarter of 2018. Those indications include the use of the drug as an adjunct to treatment of chemotherapy, opportunistic infections and cancer.

23 | P a g e

In September of 2016, the Company retained the services of GLOBALMEDLINE SARL in Senegal to assist the drug registration of Lodonal™ in Senegal for HIV/AIDS and Cancer. The filing in Senegal is part of the Company’s program to register Lodonal™ throughout the francophone (French-speaking) countries in Africa using our approval in Senegal to fast track the process.

The Company is currently in the process of filing in Kenya, Ghana, Liberia, Mali, Senegal and Uganda. We expect to file in additional countries in 2018. The Company expects to have responses from regulatory authorities in Kenya by the end of the second quarter of 2018.

The Company has been assigned three provisional patent applications in the United States: No. 62/296,759, a Method for Inducing a Sustained Immune Response; No. 62/379,272, a Method for Treating and Preventing Protozoan Infection; and No. 62/450,635, Methods and Compositions Useful for Treating Cancer Application. The Company expects to file additional patent applications in the U.S. in the coming months. Our intellectual property portfolio includes biotech assets acquired either through acquisition or exclusive licensing. The Company converted the provisional patent for method for inducing immune response into a US patent, and a PCT application was filed on February 17, 2017 under number PCT/IB2017/000124.

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

The Young Agreement allows for the sub-license of the Bihari intellectual property from the Company to Cytocom. In accordance with the Agreement, In December 2014 the Company assigned the sub-license to Cytocom. In 2017, Ms. Young wrote to the Company alleging breach of the Young Agreement. The Company has responded denying any breach. Since inception of the Young Agreement, the Company has made payments to Ms. Young in excess of US$650,000, which it believes meets the requirements of the Young Agreement.

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

24 | P a g e

The Smith Agreement requires the Company to (i) use commercially reasonable efforts to develop, commercialize, market and sell licensed products in a manner consistent with a business plan, (ii) expend a minimum amount of funds per annum to develop and commercialize licensed products as soon as practicable, (iii) obtain all requisite regulatory approvals needed to use or sell licensed products in the field of use, and (iv) make the first commercial sale of a licensed product by March of 2017. As of December 31, 2017, the Company had not made a commercial sale of licensed product. Under the Smith Agreement, if the licensors determine that the Company has not fulfilled its obligations, they may furnish the Company with written notice of such determination, in which case the Company must either fulfill the obligation or negotiate a mutually acceptable revised commitment. As of the date of the filing of this Form 10-K, the licensors had not provided any such notice of determination under the agreement.

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

On September 24, 2014, the Company and the Licensor Parties jointly agreed to terminate the Smith Agreement, and in place thereof, have the Licensor Parties grant a similar license in their patent rights to Cytocom Inc. pursuant to a Patent License Agreement between the Licensor Parties, Cytocom Inc. and the Company with substantially similar terms as set forth in the Smith Agreement. Pursuant to this agreement, the Company issued 1,000,000 shares of its common stock valued at $270,000 to the Licensor Parties and the Company guaranteed the obligations of Cytocom Inc. to the Licensor Parties under the agreement.

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

The Foundation Agreement requires the Company to: (a) use commercially reasonable efforts to develop, commercialize, market and sell licensed products in a manner consistent with a business plan; (b) expend a minimum amount of funds per annum to develop and commercialize licensed products as soon as practicable; (c) obtain all requisite regulatory approvals needed to use or sell licensed products in the field of use; and (d) make the first commercial sale of a licensed product by December 31, 2016. As of December 31, 2017, the Company had not made a commercial sale of licensed product. Under the Foundation Agreement, if the licensor determines that the Company has not fulfilled its obligations, it may furnish the Company with written notice of such determination, in which case the Company must either fulfill the obligation or negotiate a mutually acceptable revised commitment. As of the date of the filing of this Form 10-K, the licensor had not provided any such notice of determination under the agreement.

25 | P a g e

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

The Penn State Research Foundation has agreed to make the assignment of the Company’s rights to Cytocom under the Foundation Agreement effective only when Cytocom is fully funded and able to meet its financial obligations independently. Until such time, the Company is obligated to make all payments and perform all other obligations owed under the Foundation Agreement on behalf of Cytocom

In May of 2013, the Company executed a Patent License Agreement with Professor Fengping Shan (the “Shan Agreement”) pursuant to which it obtained exclusive rights to develop and commercialize the licensed technology. The licensed technology is the intellectual property developed and owned by Professor Shan (i) relating to the treatment of a variety of diseases and conditions with MENK including multiple forms of lymphoma and cancer and (ii) a treatment method for humans infected with the HLTV-III (AIDS) virus including AIDS and AIDS related complex (ARC). The licensed technology includes the methods and formulations for these treatments including all INDs, communications with regulatory agencies, patient data, and letters relating to these treatments. The licensed technology also includes certain patents developed by Professor Shan. Under the Shan Agreement, the Company must issue 500,000 shares to Professor Shan upon final transfer of the licenses, and reimburse Professor Shan for all out of pocket expenses in connection with the patents. The Company will pay Professor Shan a running royalty on gross sales subject to decreases if third party intellectual property is needed to complete such sale or product. The Shan Agreement lasts for the duration of each of the licensed patents however the Company may terminate the Shan Agreement on 120 days’ written notice to Professor Shan.

On August 6, 2014, Professor Fengping Shan executed an Assignment pursuant to which he transferred to the Company his entire right, title and interest in and to the licensed patents under the Shan Agreement and CN 201210302259 Application of combination of low-dose naltrexone and methionine-enkephalin to preparation of anti-cancer drug for the consideration of 500,000 shares of common stock valued at $140,000. The Company has not assigned any of the patents in China to Cytocom.

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

26 | P a g e

U.S. Patent Number 6,384,044 (No related foreign patents)	Cancer of the prostate in human male patients even at an advanced state with metastasis to other organs is preferably treated by administration.	November 8, 2019	Exclusive License from Jacqueline Young.	IRT-103 (LDN)

U.S. Patent Number 6,288,074 (No related foreign patents)

Lymphoproliferative syndrome, including such diseases as malignant lymphoma, chronic lymphocytic leukemia, Hodgkin’s lymphoma, and non-

Hodgkin’s lymphoma,

are treated in human patients via administration.

		November 15, 2019	Exclusive License from Jacqueline Young.	IRT-103 (LDN)

U.S. Patent Number 6,136,780 (Related to US 6,737,397) (No related foreign applications)	Control of cancer growth through the interaction of [Met5] - Enkephalin and the zeta (s) receptor.	May 17, 2021	Exclusive License: Penn State University.	IRT-101 (MENK) and IRT-103 (LDN)

U.S. Patent No. 6,737,397 (Related to US 6,136,780) (No related foreign applications)	Control of cancer growth through the interaction of [Met5]- Enkephalin and the zeta receptor.	May 17, 2021	Exclusive license: Penn State University.	IRT-101 (MENK) and IRT-103 (LDN)

U.S. Patent No. 7,879,870 (US PgPub 2008/0015211) (No related foreign patents)	Treatment of inflammatory and ulcerative diseases of the bowel with opioid antagonists.	February 1, 2028	License to Cytocom Inc.: Dr. Jill Smith and LDN Research Group, LLC.	IRT-103 (LDN)

Israeli Patent mentioned in license	Treatment of inflammatory and ulcerative diseases of the bowel with opioid antagonists.	Pending	License to Cytocom Inc.: Dr. Jill Smith and LDN Research Group, LLC.	Treatment of Crohn’s disease

U.S. Application Number: 11/061,932 (Claims Priority to US60/548,021) Canadian Application Number: 2,557,504 (Pending)	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor.	Pending application	Exclusive license: Penn State University.	IRT-101 (MENK)

27 | P a g e

U.S. Patent No. 8,003,630 (Application Number: 11/510,682) (US PgPub 2007/0053838) (Claims Priority to US60/548,021)	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor.	May 22, 2028	Exclusive license: Penn State University.	IRT-101 (MENK)

U.S. PgPub 2013/0084242 A1 (Application Number: 13/660,129) (Claims Priority to US60/548,021) Patent Cooperation Treaty (PCT) application: PCT/US2010/030967 (Claims priority to US61/173,351)	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor.	Pending	Exclusive license: Penn State University.	IRT-101 (MENK)

US 7,807,368 (US PgPub 2008- 0146512 A1) (No related foreign applications)	Cyclin-dependent kinase inhibitors as targets for opioid growth factor treatment.	October 4, 2027	Exclusive license: Penn State University.	IRT-101 (MENK)

US 7,576,180 (Claims priority to US60/106,879) (There is a related PCT application PCT/US1999/025802, claiming priority to the US60/106,879, but no National Phase applications were filed)	Opioid growth factor receptors.	August 17, 2026	Exclusive license: Penn State University.	IRT-101 (MENK)

US 7,122,651 (No related foreign applications)	Novel nucleic acid molecules encoding opioid growth factor receptors.	October 17, 2023	Exclusive license: Penn State University.	Treatment of cancer

US 7,517,649 (US PgPub 20060073565) (No related foreign applications)	Methods of detecting opioid growth factor receptor (OGFr) in tissue.	April 13, 2026	Exclusive license: Penn State University.	IRT-101 (MENK)

28 | P a g e

CN 200910011030 (No related U.S. applications)	Shan Fengping, Nikola Polonikov, Lu Changlong: Application of naloxone and composition thereof in preparing drug for treating cancer. Shan Fengping: August 26, 2009.	August 23, 2026	Assigned by Fengping Shan.	IRT-101 (MENK) and IRT-103 (LDN)

CN 200710051586 (No related U.S. applications)	Huang Jianyin, Zhang Ding, Shan Fengping, Luo Zhinong: Application of methionine enkephalin in preparing human or animal vaccination. Huang Jianyin: August, 20 2008.	August 20, 2025	Assigned by Fengping Shan.	IRT-101 (MENK)

CN 200710158742 (No related U.S. applications)	Shan Fengping, Lv Changlong, Nikola Polonikov, Huang Jianyin: Application of compounds Methionine Enkephalin for preparing medicine for curing blood medulla hematopoietic system cancer. Dan Fengping: May 14, 2008.	May 13, 2025	Assigned by Fengping Shan.	IRT-101 (MENK)

CN 200610046249 (No related U.S. applications)	Shan Fengping, Lv Changlong, Huang Jianyin, Zhang Ding, Luo Zhinong: Aerosol containing Met-Enkephalin. Shan Fengping: November 15, 2006.	November 14, 2023	Assigned by Fengping Shan.	IRT-101 (MENK)

CN 200310120896 (No related U.S. applications)	Shan Fengping, Li Li: Integrated health food for regulating human body immune balance. Liaoning Academy of Microorganism Sciences: July 6, 2005.	July 5, 2022	Exclusive license: Nicholas Plotnikoff and Fengping Shan.	Oncology treatments and cancer treatment

WO 2007/067753 (PCT/US2006/046925	Huang John, Chang Ding, Lo Shi-Lung, Shan Fengping: Methods of reducing side effects in cancer therapy. Penta Biotech: June 14, 2007.	Pending	Exclusive license: Fengping Shan.	IRT-101 (MENK)

29 | P a g e

CN 200510019964	Huang Jianyin, Zhang Ding, Luo Zhinong, Shan Fengping: Use of Methionine Enkephalin in preparation of medicine for reducing toxic side effects of chemical or radioactive therapy. Huang Jianyin: August 9, 2006.	August 8, 2023	Exclusive license: Fengping Shan.	IRT-101 (MENK)

US PgPub 2003/0148942 A1 (Application Number: 10/146,999) Our Docket #6463-0101PUS1 (Claims Priority to US60/291,237)	Methods for inducing sustained immune response.	May 16, 2022	Assigned and licensed: Nicholas Plotnikoff.	IRT-101 (MENK)

Russian Application 2003136161/14 (Claims Priority to US60/291,237)	Methods for inducing sustained immune response.	May 16, 2022	Assigned and licensed: Nicholas Plotnikoff.	IRT-101 (MENK)

PCT application PCT/US2002/018529 (Claims priority to the US60/291,237)	Methods for inducing sustained immune response.	May 16, 2022	Assigned and licensed: Nicholas Plotnikoff.	IRT-101 (MENK)

National Phase entries filed off the PCT/US2002/018529 China 02814327.2 (Pending) EP App 2002746503 Granted: November 29, 2006 India Patent No. 220265 (App 01627/KOLNP/2003) Japan App Withdrawn	Methods for inducing sustained immune response.	May 16, 2022	Assigned and licensed: Nicholas Plotnikoff.	IRT-101 (MENK)

China Patent 200810229085	The invention belongs to the technical field of treating tumors by immunization therapy. In particular, a method for treating intestinal cancer and pancreatic cancer cells by Methionine Enkephalin under conditions of in-vivo injection and in-vitro cell culture so as to achieve the treating aim.	March 21, 2026	Assigned by Fengping Shan.	IRT-101 (MENK)

30 | P a g e

Employees

As of December 31, 2017, the Company had 4 full time employees.

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

31 | P a g e

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

Type C Meeting with FDA Complete 2Q 2013

Scientific Advice with EMA Complete 1Q 2014

Type C meeting in January 2018 with the FDA to discuss clinical protocol design and to seek guidance for the clinical development program in the treatment of adult and pediatric patients with Crohn’s disease using a 505(b)(2) pathway to support an NDA.

The Company expects it will incur future research and development expenditures in the next 12 months through Cytocom. Cytocom plans to conduct a Phase III trial for patients with Moderate to Severe Crohn’s Disease age 12 and over as an adjunct therapy to the standard of care and a phase IIb/III trial for Mild to Severe Crohn’s Disease in age 2 to 11. The cost of both trials would be $16,500,000. If the trials do not commence before the end of 2018, the Company will be required to make a payment of $100,000 in December 2018 under its license agreements. In prior years, the Company has been able to raise funds through sales of notes payable, and it expects to do the same for the payment due in 2018. With its own funding, Cytocom will be responsible for the development of IRT-101 MENK for pancreatic cancer.

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

32 | P a g e

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

Our IND is being conducted per 21 Code of Federal Regulations Title 21, Part 312. In addition, we follow ICH guidelines, including good clinical practices (ICH E6) and current good manufacturing practice (ICH Q7) throughout the development process. After completion of Phase III clinical trials, the Company will file our NDA for LDN (IRT-103) as a 505(b)(2) application. IRT-103 products will follow the 505(b)(2) pathway relying on the Reference Listed Drug (RLD) REVIA to support the safety of the product. Efficacy will be submitted by the Company directly to the LDN NDA. IRT-101 products will follow the traditional approval pathway as a Reference Listed Drug (“RLD”, a drug used to compare effects and safety with FDA trial drug) is not available for MENK. However, published literature will support this program.

33 | P a g e

Nigeria

NAFDAC is the equivalent in Nigeria of the FDA. It undertakes registration of food, drugs, medical devices, cosmetics, agrochemicals and other similar products in Nigeria. At the end of the process, a registration number is given to the product and a registration certificate is issued to the applicant.

In May 2017, the Company received approval from NAFDAC to market and distribute LodonalTM in Nigeria. The approval is for a one-day Immune System Regulator for the management of HIV/AIDS, which is based on the results of the Company’s 90-day bridging trial in Nigeria.

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

In July 2014, the Republic of Malawi approved Lodonal™ as an adjunct for the treatment of cancer. Protocols for a Lodonal™ trial were approved in November 2015. The Brewer Group, Inc. paid for production of the first shipment to Malawi of Lodonal™ in 2015.

The Company and the Brewer Foundation arranged for the donation of the Wallach LL100 Cryosurgical system that were necessary to run the trial and treat patients with cervical cancer. In July 2014, the Republic of Malawi approved Lodonal™ as an adjunct for the treatment of cancer. Protocols for a Lodonal™ trial were approved in November 2015.

In 2012, the Company started its collaboration with the Brewer Foundation and the Brewer Group. Over the last two years, The Brewer Group and Foundation has worked directly with the Government of Malawi on the approval of the clinical trials and protocols. Once the protocols were approved the Brewer Group help to arrange funding for the trials.

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

34 | P a g e

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

Dominican Republic

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

In January of 2017, Acromax obtained from the Dominican Republic Ministry of Public Health and Social Assistance and Medications a Specialized Pharmaceuticals Registration Certification for LodonalTM, which allows for the manufacture and sale of LodonalTM in the Dominican Republic and for export. The Ministry also issued a Certificate of Pharmaceutical Product for Nigeria, Kenya, Senegal and Malawi, which will allow for the export of LodonalTM to those countries where we have drug and marketing approval.

35 | P a g e

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

In 2017, using the results from the trial in Nigeria, the Company applied to the Kenyan Pharmacy and Poisons Board for approval to distribute Lodonal in Kenya. The Company is currently completing the submission of the trial data in Kenya, and expects to receive approvals to distribute the product by the end of the second quarter of 2018.

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

Funding Cytocom Inc. Clinical Trials: As of the date of filing of this Form 10-K, there is no formal agreement in place between the Company and Cytocom for the Company to fund research and development to be undertaken by Cytocom. Cytocom is currently pursuing its own initiatives to raise funds to support its R&D initiatives in the U.S. If the Company generates significant revenue from sales to Africa, and if Cytocom is not successful in raising its own funding, we believe that in 2018 we will be able to enter into a formal arrangement to commit financial resources to help fund Cytocom’s clinical trials in the United States and Europe to validate the use of Lodonal LDN in a number of indications.

Clinical Studies:

In 2017, the Company focused on receipt of approvals in Nigeria to conduct clinical development programs for Lodonal™. We completed a trial in Nigeria in December 2017, and in December 2017 we received final NAFDAC approval to commence sales in Nigeria. The first shipments took place in February 2018.

The Company also expects to complete a bridging trial for cancer in 2018 in the Republic of Malawi for Lodonal™ as a stand-along therapy. The recruitment of study participants, VIA testing and follow up of patients is still on-going. The first evaluation report from the doctors involved is expected by the end of June 2018 as per the study protocol. Since we have a cancer trial with Lodonal as an adjunct, we decided to hold off requesting final approval for the second trial until we complete our first trial, which is expected to occur in the third quarter of 2018.

36 | P a g e

On the regulatory front, Cytocom has held constructive dialogue with the FDA with respect to appropriate trial designs and study protocols for Lodonal™ for Crohn’s Disease. According to minutes from a Type C meeting held on January 16, 2018, the Company, on behalf of Cytocom, and the US Food and Drug Administration (“FDA”) met to discuss next steps in the development of Lodonal™ as an adjunct therapy to the standard of care for moderate to severe Crohn’s disease in patients age 12 and over and mild to severe Crohn’s in pediatric patients aged 2 to 11. Cytocom will move forward with its IND 067442 submission for the Phase 3 pivotal clinical program for moderate to severe Crohn’s disease in patients 12 and over and will file for a New Drug Application for its pediatric trial. Subject to the availability of funding, the Company expects to start recruitment for this Phase 3 trial before the end of 2018.

In addition to the trial design as described immediately above, the Company intends to undertake a Toxicologist and PK study in China with its partner, Hubei Qianjiang Pharmaceutical Co., Ltd, for IRT-101 for the purpose of furthering its understanding of the effect of the pharmacokinetics of IRT-101. The trial has been delayed until 2018 because the State Food and Drug Administration of the People’s Republic of China on the Safety of Drugs and Medical Devices (SFDA) has required chemistry, manufacturing and controls to be completed before the start of the toxicology study. Quinjiang expects to have the PK and Toxicology studies completed before the end of the year. This will allow the Company to better understand the potential for drug interactions to further optimize treatment for Phase 3 development of IRT-101 for cancer in both the United States and China. These trials are required before Hubei can file for a phase III trial for liver cancer with the SFDA

The Company recently received the pharmacology and toxicology reports for MENK completed at GLP Lab by Hubei Qianjiang on. In addition to the pharmacology and toxicology, China Peptide Company has completed the Chemistry, Manufacturing, and Controls (CMC) required to file with both the SFDA and the FDA, as no pivotal trial can be started without CMC.

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

To fulfill these goals, the Company has received funding from the sale of stock, the exercise of stock warrants and issuance of notes payable totaling approximately $2 million in 2017. The Company anticipates generating revenues in 2018 from a number of sources, including revenues from the use of its formulation and patents and the sale of Lodonal™ in Nigeria and Kenya.

Company Growth:

To build visibility and positive awareness of the Company, management has made presentations at key investor and industry conferences internationally.

The Company believes it will be able to use approvals for the sale of LDN in Nigeria to “fast track” the approval process in a number of African nations that will accept NAFDAC Nigeria’s approval of Lodonal™ for the treatment of HIV/AIDS.

Focus on HIV/AIDS

HIV/AIDS remains one of the three global public health threats. This disease results in substantial morbidity, mortality, negative socioeconomic consequences, and human suffering. Despite the significant increase in financial support and recent progress in addressing HIV/AIDS, many obstacles and unmet priorities remain.

37 | P a g e

Disease-specific interventions must be developed to ensure successful treatments of this disease. Apart from human suffering, the associated high adult mortality caused by HIV/AIDS, negatively impacts the socioeconomic development in some countries, especially in Nigeria and South Africa.

Adopting a treatment regimen for life that involves taking daily medication with potential side effects, presents many challenges that must be overcome if patients are to successfully remain on treatment. If drug resistance occurs through failure to adhere to antiretroviral treatments (“ARVs”), far more expensive second line therapy may be necessary. In some cases drug-resistant strains of HIV are transmitted, which can impact national treatment programs. Drug resistance has been found to be more prevalent the longer a country has provided antiretroviral therapies.

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

38 | P a g e

Since the receipt of NAFDAC approval to sell LodonalTM in Nigeria, AHAR and the Company have held discussions to commence distribution of Lodonal under their agreement. The Company has received an initial order for 400,000 capsules over a 12-month period in equal quarterly instalments. The first order was shipped in February 2018. AHAR has opened discussions with a small number of wholesalers in Nigeria for the purchase of LodonalTM.

On August 22, 2017, the Company entered into a Distribution Agreement with TNI BioTech International Ltd. (“TNI”), a wholly-owned subsidiary, and Omaera Pharmaceuticals Ltd. (“Omaera”). Pursuant to the Agreement, Omaera will be the sole distributor of the Company’s Products, as listed in Section 2 of the Agreement, for sale in Kenya. The Products to be distributed by Omaera will be manufactured by Acromax Dominicana, SA. The term of the Agreement began on August 22, 2017 and is to continue for a period of three (3) years, unless earlier terminated.

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

39 | P a g e

Production

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

In February 2018, the Company shipped the first Lodonal products made by Acromax to Nigeria.

The Company has contracted with QS Pharma, located in Boothwyn, PA, to formulate Low Dose Immediate Release in 1mg, 1.5mg, 3mg and 4.5mg and liquid for pediatric purposes in the USA. QS Pharma’s facility consists of over 43,000 sq. ft. of Analytical Laboratories and Drug Product Manufacturing space available which include cGMP suites and non-GMP development laboratories. There are 14 manufacturing suites with dedicated Air and HVAC systems and the suites and equipment can accommodate batch sizes ranging from <1kg to over 500kg. Cytocom will assume all rights and obligations under the contract.

Immune has also contracted with Complete Pharmacy & Medical Solutions, LLC (“Complete Pharmacy”), located in Miami Lakes, FL., to manufacture Lodonal for all clinical trials initiated by Cytocom. Complete Pharmacy is registered with the FDA as a 503B outsourcing facility under the Drug Quality and Security Act. A 503B outsourcing facility must report specific information about the products that it compounds, including a list of all of the products it has compounded during the previous six months, and information about the compounded products, such as the source of the ingredients used to compound (section 503B(3)). In addition, the outsourcing facility must meet other conditions described in the law, including reporting adverse events and labeling its compounded products with certain information (section 503B(b)(5) and section 503B(a)(10)). The facility specializes in the manufacture of sterile and non-sterile prescription drugs. Complete Pharmacy offers high quality, custom or statutory formulations for hospital and clinical operations.

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

American Peptide Company is the Company’s supplier of the API in MENK. S.A.L.A.R.S SpA supplies the API in LDN.

40 | P a g e

Competition

Our industry is highly competitive and subject to rapid and significant technological change. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources including large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We believe that key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, and price and reimbursement level.

Many of our potential competitors, including many of the organizations named below, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Further, the development of new treatment methods for the conditions we are targeting could render our drugs non-competitive or obsolete.

Lodonal™/LDN

The key competitive factors affecting the success of Lodonal™, if approved, are likely to be efficacy, safety, tolerability, frequency and route administration, convenience and price, the level of branded and generic competition and the availability of coverage and reimbursement from government and other third-party payors.

The markets for medicines to treat Crohn’s disease, fibromyalgia, MS, HIV and other autoimmune diseases are well developed and populated with established drugs marketed by large and small pharmaceutical, biotechnology and generic drug companies. Pfizer (Lyrica), Eli Lilly (Cymbalta) and Forest Laboratories/Cyprus Biosciences (Savella) market FDA approved drugs for fibromyalgia. We are aware of several companies pursuing treatments for fibromyalgia, including Chelsea Therapeutics, Johnson and Johnson, Meda, Pfizer, Synthetic Biologics, Teva Pharmaceutical Industries Ltd., and Theravance. Clinical trials in the U.S. are registered with the FDA and reported on the FDA’s website at www.clinicaltrials.gov.

Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us. We also may compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We expect Lodonal™, if approved for the treatment of Crohn’s disease, to compete directly with Centocor Ortho Biotech Inc.’s Remicade (infliximab), UCB S.A.’s Cimzia (certolizumab pegol) and Abbott Laboratories’ Humira (adalimumab), each of which is currently approved for the treatment of various diseases, including inflammatory bowel disease, ulcerative colitis and Crohn’s disease, and several other products. Lodonal, if developed and approved for the treatment of MS, would compete with Biogen Idec’s Avonex (interferon beta-1a), Bayer Healthcare Pharmaceuticals’ Betaseron (interferon beta-1b) and Teva Pharmaceuticals Industries Ltd.’s Copaxone (Glatiramer Acetate) and several other products. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

41 | P a g e

IRT-101/MENK

The key competitive factors affecting the success of IRT-101, if approved, are likely to be efficacy, safety, tolerability, frequency and route administration, convenience and price, the level of branded and generic competition and the availability of coverage and reimbursement from government and other third-party payors.

Each cancer indication for which we are developing products has a number of established therapies with which our candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing new cancer development programs, including both therapies with traditional, as well as novel, mechanisms of action. Some of the anticipated competitor treatments for acute myelogenous leukemia include Genzyme Corporation’s Clolar (clofarabine), currently approved as a treatment for acute lymphoblastic leukemia, Eisai Corporation’s Dacogen (decitabine), currently approved as a treatment for myelodysplastic syndrome, Celgene Corporation’s Vidaza (azacitidine), currently approved as a treatment for myelodysplastic syndrome, and Vion Pharmaceuticals, Inc.’s Onrigin (laromustine) currently being developed as a treatment for acute myelogenous leukemia, any or all of which could change the treatment paradigm of acute leukemia. Each of these compounds is further along in clinical development than is IRT-101 activated NK cell product.

Customers

In 2017, there were no product sales to customers. In 2016, the Company recorded Lodonal™ sales totaling $3,463 to individuals in the USA.

In 2018, the Company commenced shipment of LodonalTM tablets to Nigeria under its agreement with AHAR.

The Company expects to commence deliveries to Kenya under its agreement with Omaera in 2018.

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

We have a limited operating history. Our historical financial information consists only of an audit of our financial results at and for the years ended December 31, 2017, 2016, 2015, 2014, 2013 and 2012. There is limited historical financial information upon which to base an evaluation of our performance. We are an emerging company, and thus our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operation, particularly in the pharmaceutical industry.

42 | P a g e

Since inception, we have invested a substantial portion of our time and financial resources in the acquisition and development of our most advanced drug candidate, LDN. We have generated cumulative losses of approximately $373 million and $11 million stockholders’ deficit since inception, and we expect to continue to incur losses until IRT-103 (LDN) is approved by the FDA and foreign regulatory authorities. Even if regulatory approval is obtained, there is a risk that we will not be able to generate material sales of IRT-103 (LDN), which would cause us to continue to incur losses.

We may never generate revenue, are not profitable and may never become profitable.

We expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we are able to launch IRT-103 (LDN) we expect to incur substantial losses for the foreseeable future and may never become profitable.

We may not generate significant revenue from the sale of our products for the foreseeable future. In addition, if approved, we expect to incur significant costs to commercialize our drug candidates and our drugs may never gain market acceptance. If our drug candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

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

43 | P a g e

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

44 | P a g e

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

45 | P a g e

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

46 | P a g e

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

47 | P a g e

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

At December 31, 2017, we had $14,718 in cash and cash equivalents. We do not believe that our available cash and cash equivalents will be sufficient to fund our anticipated level of operations for the next 12 months and we will likely need to seek outside sources of funding. Assuming that anticipated investment and revenue does not materialize business operations would not be able to continue more than 30 days. We believe we require at least $2,000,000 for our operations over the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

48 | P a g e

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

49 | P a g e

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

50 | P a g e

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

We intend to remediate this weakness by increasing the size of our accounting staff in 2018 and by appointing an audit committee with membership that is qualified to oversee the Company’s financial reporting. However, there can be no assurance that we will be able to successfully implement our plans to remediate the material weaknesses in our financial reporting process. Our failure to successfully implement our plans to remediate these material weaknesses could cause us to fail to meet our reporting obligations, to produce timely and reliable financial information, and to effectively prevent fraud. Additionally, such failure, or other weaknesses that we may experience in our financial reporting process or other internal controls, could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

51 | P a g e

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

52 | P a g e

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

53 | P a g e

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

54 | P a g e

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

55 | P a g e

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

56 | P a g e

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

57 | P a g e

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

58 | P a g e

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

Due to our net losses, negative cash flow and negative working capital, in their report on our audited financial statements for the years ended December 31, 2017 and 2016, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

59 | P a g e

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

60 | P a g e

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

The Company’s most important intellectual property includes:

●	For IRT - 103 for Crohn’s disease, Patent Number 7879870, filed April 16, 2007, issued February 1, 2011, Methods for the treatment of inflammatory and ulcerative diseases of the bowel (e.g., Crohn’s disease and ulcerative colitis) with low dose opioid antagonists (e.g., naltrexone, nalmefene or naloxone), pharmaceutical compositions for use in such methods, and methods for the manufacture of such pharmaceutical compositions.
●	We depend extensively on our license agreement with Pennsylvania State University for the development of IRT-101 for pancreatic cancer covered by patents US Patent Numbers 6,737,397, CA 2,557,504, US 20010046968, US 6737397, US 6136780, US 20080015211, US 20070053838, US 8003630, US 20110123437, US 7807368, US 7576180, US 7517649, US 20080146512, US 7122651, US 20060073565, US 20050191241, Patent No 8,003,630 issued between 2001 and 2011. Our license agreement with Pennsylvania State University may be terminated if we materially breach the agreement and fail to cure our breach during an applicable cure period. Our failure to use commercially reasonable efforts to develop and commercialize OGF sometimes referred to as MENK (intravenous) and IRT-101 in the United States and certain other specified countries or to perform our other diligence obligations under the license agreement would constitute a material breach of the license agreement. In the event our license agreement with Pennsylvania State University is terminated, we will lose all of our rights to develop and commercialize the drug candidates covered by such license, which would harm our business and future prospects. We own a number of other patents having to do with the development of MENK which would allow us to continue our development of those indications.

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

61 | P a g e

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

62 | P a g e

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

63 | P a g e

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

64 | P a g e

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

65 | P a g e

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

66 | P a g e

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

67 | P a g e

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

68 | P a g e

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

69 | P a g e

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

70 | P a g e

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

71 | P a g e

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

72 | P a g e

Item 2. Properties

We maintain our headquarters at 37 North Orange Ave, Suite 607, Orlando, Florida 32801. The Company leases approximately 800 sq. feet at a monthly cost of approximately $1,350. The lease expires on December 31, 2018.

Item 3. Legal Proceedings

In November 11, 2016, the Company was sued by Kacem Enterprises, Inc. for $21,777 plus interest, costs and attorneys’ fees for travel related expenses incurred by certain consultants of the Company. On July 21, 2017, judgement was awarded against the Company in this amount. The Company has accrued $24,923 for these claims.

In October, 2017, the Company was served with a lawsuit by Cote Orphan LLC, alleging failure by the Company to pay $36,000 for services performed by Cote Orphan for the Company. The Company’s defense is that the services were not fully performed, and that it therefore not obligated to pay. As of the date of this Form 10-K, settlement negotiations have taken place but no agreement has been reached by the parties. The Company has made no accrual for this claim.

Item 4. Mine Safety Disclosures

Not applicable.

73 | P a g e

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

Period

	Price Range
	High	Low
Quarter Ended December 31, 2017:	$0.03	$0.01
Quarter Ended:
December 31, 2017	$0.07	$0.03
September 30, 2017	$0.07	$0.03
June 30, 2017	$0.09	$0.03
March 31, 2017	$0.09	$0.03

Quarter Ended December 31, 2016:	$0.09	$0.04
Quarter Ended
December 31, 2016	$0.18	$0.12
June 30, 2016	$0.19	$0.11
March 31, 2016	$0.22	$0.12

Record Holders

As of April 2, 2018, we have approximately 794 stockholders of record of our common stock.

Dividends

The Company paid no dividends in 2017 or 2016.

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

74 | P a g e

A total of 5,000,000 shares of the Company’s common stock will be reserved for issuance under the 2014 Plan. Awards under the 2014 Plan may be made to employees, directors, consultants and advisors of the Company and any successor entity that adopts the 2014 Plan. Awards under the 2014 Plan may be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. Vesting of awards will be determined by our Board. No more than 500,000 shares may be issued to a single participant pursuant to stock options and stock appreciation rights in a calendar year. Re-pricing of outstanding stock awards is not permitted under the 2014 Plan. The 2014 Plan will terminate upon the earlier of the adoption of a resolution of the Board terminating the 2014 Plan, or September 3, 2024.

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

75 | P a g e

On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522. In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016. At December 31, 2017, the Company’s equity interest had been further reduced to 9.3% by subsequent issuances of Cytocom common stock.

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

Financial Operations Overview

Revenue

The Company had no revenues in the year ending December 31, 2017, compared to revenues of $3,463 in 2016. The decrease in revenues was primarily attributable to the cancellation of the Company’s manufacturing agreement with KRS in the second quarter of 2017. As of December 31, 2017, the Company had not signed an agreement with another contract manufacturer or distributor for the sale of its products in the United States.

Direct Expenses and Gross Margin

The Company incurred no direct expenses in 2017 and 2016. In future, direct expenses will include the cost of finished product to be purchased from the Company’s contract manufacturers, sales incentives, associated travel, and inventory return charges.

Gross margin, which is gross profit as a percent of revenue, will be affected by a number of factors, including the type of product sold and the geographic region in which the sale is made.

Research and Development

The Company makes investments in research and development (“R&D) in support of ongoing proprietary product development programs to support its pipeline of new drug candidates. See Item 1. “Business” for a summary the current stage of development of our new drug candidates. Expenses related to both direct research and to the use of outsourced research arrangements decreased in 2017 compared to 2016, as the Company was not able to raise the cash required to fund its planned research program in 2017.

76 | P a g e

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

77 | P a g e

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2017, the Company has no cash balances in excess of insured limits.

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

78 | P a g e

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the years ended December 31, 2017 and December 31, 2016 was $826 and $1,557, respectively.

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

79 | P a g e

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2017 and 2016, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2017, and 2016, the Company has not accrued any interest or penalties related to uncertain tax positions.

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC Topic 220, Income Statement - Reporting Comprehensive Income. This ASU allows for tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act to be reclassified as retained earnings. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect this guidance may have on its financial position, results of operations, comprehensive income, cash flows and disclosures.

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

80 | P a g e

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

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

We had no revenues from operations for the year ended December 31, 2017, compared to revenues of $3,463 for the year ended December 31, 2016. All 2016 revenues were earned under the agreement signed on December 8, 2015 with KRS Global Biotechnology, Inc. (“KRS”).

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the years ended December 31, 2017 and 2016 were as follows (dollar amounts in thousands):

	2017	2016
Selling, general and administrative	$2,832	$3,887
Increase / (decrease) from prior year	$(1,055)	$1,153
Percent increase / (decrease) from prior year	(27)%	42%

In 2017, total cash spent on in selling, general and administrative expense was $2,832, compared to $3,887 for 2016, a decrease of $1,055 or 27%. For the years ended December 31, 2017 and 2016, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	2017	2016
Stock listing and investor relations expenses	$135	$187
Consulting and contractors	858	1,052
Payroll	1,025	1,719
Professional fees	196	196
Travel	161	228
Other expenses	457	505
	$2,832	$3,887

The decrease year over year in selling, general and administrative expense was attributable primarily to a $194 decrease year over year in consulting and contactor costs and a reduction of $67 in travel expenses (due to reduced marketing activities in Africa), a $694 decrease in payroll (due to lower headcount at the Company for the year), and a $52 decrease year over year in investor relations expenses.

Significant spending included:

●	consulting services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $858 in 2017, a decrease of $194 or 19% of the $1,052 spent in 2016;
●	professional fees for legal, tax and accounting services in the amount of $196 in 2017, unchanged from the $196 spent in 2016;
●	payroll in the amount of $1,025 in 2017, a decrease of $694 or 40% over the $1,719 spent in 2016. Headcount in the year fell from 7 to 4 employees.
●	travel in the amount of $161 in 2017, a decrease of $67 or 29% of the $228 spent in 2016, the result of a reduction in travel to Africa to market the Company’s products and to obtain regulatory approvals for their sale, and to the Caribbean to meet with contract manufacturers and their government regulatory agencies.

81 | P a g e

Research and development

R&D expenses and related percentages for the years ended December 31, 2017 and 2016 were as follows (dollar amounts in thousands):

	2017	2016
Research and development	$399	$444
Increase/ (decrease) from prior year	$(45)	$(533)
Percent increase/ (decrease) from prior year	(10)%	(55)%

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

As of December 31, 2017, we had two compounds (IRT-101, and IRT-103 or Lodonal™) in research and development in oncology and Crohn’s disease. We expect to move LodonalTM into Phase 3 clinical trials in the United States in 2018.

For the years ended December 31, 2017 and 2016, research and development expenses were made up as follows (dollar amounts in thousands):

	2017	2016
Contracted and consulting services	$149	$50
Patent expenses	146	185
Payroll	-	(5)
Trials	10	177
Professional fees	94	100
Rent	-	(84)
Travel	-	12
Other	-	9
	$399	$444

Expenses for research and development in 2017 decreased by 10% compared to expenses in the same period 2016. The overall decrease was the result of lower funding available to conduct research and development. Most of the R&D spending in both years focused on the development of LDN, primarily under trials in Africa.

In 2017, total cash spent on R&D was $399, a decrease of $45 or 10% over the $444 spent in 2016. Significant cash items included:

●	payments for contracted services ($149 in 2017, an increase of $99 or 198% over the $50 that had been accrued in prior years for services owed to a vendor. The increase was attributable mainly to increased use of contractors to work with the FDA in the United States;

82 | P a g e

●	patent expenses ($146 in 2017, compared to $185 for 2016, a decrease of $39 or 21% over 2016), reflecting decreased costs incurred in 2017 to maintain licenses and patents acquired in 2016 and 2017, and the registration of patents in new countries;
●	legal fees ($94 in 2017, compared to $100 in 2016, a decrease of $6, or 6% over 2016), incurred for the support of patents and licenses and to register patents in new jurisdictions;
●	rent $0 in 2017, compared to $(84) in 2016, an increase $84, or 100% over 2016), reflecting mediated settlements in 2016 of past-due amounts for rent for premises in Maryland);
●	payroll ($0 in 2017, an increase $5, or 100% over $(5) in 2016), reflecting reversals in 2016 of accruals for payroll taxes; and
●	travel ($0 in 2017, a decrease of $12 or 100% over the $12 in 2016), reflecting the reduced need for travel to monitor trials in Africa.

Stock issued for services

The cost of stock issued for services G&A and related percentages for the years ended December 31, 2017 and 2016 were as follows (dollar amounts in thousands):

	2017	2016
Consulting services G&A	$2,092	$5,212
Percentage increase/(decrease) from prior year	(60)%	(16)%

The decrease in expense reflects the decrease in the price of the Company’s stock year over year.

The number of shares issued for consulting services G&A in 2017 28,995,460 (32,633,910 in 2016).

Consulting services G&A 2017 consisted of the following:

Amortization of cost of stock issued prior to 2017 under G&A consulting contracts	$636

Amortization of cost incurred for new stock issued in 2017 under G&A consulting contracts entered into in 2017	$1,456

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

In 2017, the Company issued 66,789,711 warrants to stockholders at exercise prices ranging between $0.01 and $3.74, for which it recorded an expense of $591. In 2016, the Company issued 50,222,904 warrants to stockholders at exercise prices ranging between $0.03 and $2.00, for which it recorded an expense of $4,731.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. The decrease year over year in depreciation and amortization expense reflects the fact that all of the Company’s patents and licenses had been impaired by the end of 2015.

Depreciation and amortization expenses for the years ended December 31, 2017 and 2016 were as follows (dollar amounts in thousands):

	2017	2016
Depreciation expense	$1	$2
Amortization expense	$-	$-
Increase/ (decrease) from prior year	$1	$(593)
Percentage increase (decrease) from prior year	(50)%	(99)%

83 | P a g e

Interest Expense

Interest expense for the years ended December 31, 2017 and 2016 were as follows (dollar amounts in thousands):

	2017	2016
Interest expense	$1,217	$3,447
Increase/(decrease) from prior year	$(2,230)	$3,176
Percentage increase/(decrease) from prior year	(65)%	1,172%

Interest expenses are comprised of loan origination fees and interest owed by the Company. The significant decrease in interest expense reflects the repayment early in 2017 of debt with the highest interest rates.

Gain/(Loss) on settlement of debt (dollar amounts in thousands):

In 2017, certain lenders to the Company exercised their rights to convert all or a portion of their notes payable to equity. The Company also settled certain obligations in 2017 through the issuance of its common stock. The Company recorded income of $866,455, reflecting the fair value of the 14,058,833 shares of common stock issued in exchange for notes and other obligations. The corresponding expense in 2016 was $2,101, reflecting the fair value of the 36,235,380 shares of common stock issued in exchange for notes.

Liquidity:

Liquidity is measured by the Company’s ability to secure enough cash to meet its contractual and operating needs as they arise. The Company had cash of $14,718 at December 31, 2017, compared to $74,389 at December 31, 2016. For the years ended December 31, 2017 and 2016, net cash used in operating activities was $2,053,263 and $2,839,739, respectively. $1,505 cash was used in investing activities for the year ended December 31, 2017 ($1,725 was used in 2016). In 2017, the Company was able to cover its operating and investing cash-flow requirements through the issuance of notes payable and sale of equity, in the amount of $1,995,097 ($2,892,704 in 2016).

In February 2018, the Company commenced sales of LodonalTM to Nigeria. The Company believes that future sales to Nigeria and other emerging markets will generate sufficient cash flows for the next 12 months to pay for operating expenses and to pay off current and past-due obligations. In addition to these sales, the Company expects to continue fund operations through sales of equity and notes payable, and conversions of exiting obligations into equity. Over the next 12 months, the Company believes it will require between $300,000 and $350,000 monthly to meet its ongoing expenses and obligations.

If the Company is unable to generate sufficient cash flows from sales, or if it does not raise additional working capital to meet all of its operating obligations and expenditures, the Company may have to modify its business plan.

In addition to the cost of its ongoing operations, the Company expects it will incur future research and development expenditures in the next 12 months through Cytocom. Cytocom plans to conduct Phase II and Phase IIB trials for the treatment of Crohn’s disease, at an estimated cost of $3,900,000 and $7,500,000 respectively for each phase. If the trials do not commence before the end of 2018, the Company will be required to make a payment of $100,000 in December 2018 under its license agreements. In prior years, the Company has been able to raise funds through sales of notes payable, and it expects to do the same if the payment becomes due in December 2018.

During the year ended December 31, 2017 proceeds from the sale of stock and exercise of stock warrants totaled $706,539, compared to $200,000 for the corresponding period in 2016. The Company also received $1,608,440 from the issuance of notes payable in year ended December 31, 2017, compared to $2,768,631 in 2016. Loan repayments made in cash in the year ended December 31, 2017 totaled $319,882 ($75,927 in 2016).

84 | P a g e

Off-Balance Sheet Arrangements

During the years ended December 31, 2017 and 2016, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2017 and 2016 and the report of Turner, Stone & Company, L.L.P. (“Turner”), our independent registered public accounting firm, are set forth on pages F-1 through F-23 of this Annual Report.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee, management concluded that, as of December 31, 2017, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

85 | P a g e

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

As of March 30, 2018*, the number of voting members of our Board of Directors was 4. The members of our Board of Directors as of March 30, 2018 are as follows:

Name	Age	Director Since	Position
Noreen Griffin	65	March 2012	Chief Executive Officer and Director
Edward Teraskiewicz	71	January 2015	Director
Dr. Clifford Selsky	69	February 2016	Director
Paul Akin*	59	February 2016	Director

The biographies of each director below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

* Mr. Akin resigned from the Board of Directors on March 31, 2018

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

86 | P a g e

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

87 | P a g e

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

Mr. Akin resigned from the Board of Directors on March 31, 2018. Mr. Akin’s resignation was not due to any disagreements with the Company on any of its operations or practices.

Executive Officers

Biographical information concerning Noreen Griffin, our Chief Executive Officer is set forth above. Biographical information concerning our other executive officers is set forth below.

Peter Aronstam – Mr. Aronstam, age 65, has been our Chief Financial Officer since January 2013. Mr. Aronstam brings more than 30 years of experience in accounting, finance, banking, international trade and law to his clients. His career is marked by a progression of senior finance roles with growth and performance-driven enterprises, from start-up technology and internet companies to chief financial officer roles with small service providers to very large international manufacturers to global banks. Mr. Aronstam has advised publicly-held and privately-owned businesses since 1978, providing both full-time and part-time CFO services. His background includes start-up VC-backed entrepreneurial companies, manufacturing technology and service companies, serving as a public-company CFO, corporate and international banking in major multinational banks, managing HR and IT functions, and raising more than $500,000,000 in debt and equity for his companies and their customers. From 2001 to 2006, Mr. Aronstam was the Chief Financial Officer of Airspan Networks, Inc., a public reporting company in Boca Raton, Florida. He also was the CFO of private company Mainstream Holdings, LLC in West Palm Beach, Florida from 2007 to 2008 and private company The Neptune Society in Plantation, Florida from 2008 to 2009. Since 2010, Mr. Aronstam has been a partner of B2B CFO Partners, LLC, doing business as B2B CFO©. The firm provides CFO services to its clients on a part time basis. Born and educated in South Africa, Mr. Aronstam earned his Bachelor of Commerce, Bachelor of Law and PhD from the University of the Witwatersrand in South Africa. Mr. Aronstam has worked in South Africa, Canada, and Florida.

Dr. Fengping Shan – Dr. Shan, age 59, has been our Chief Science Officer since March 2012 and was a member of our Board from March 2012 until September 2014. Dr. Shan has a Ph.D. in Microbiology and Tumor Immunology. Dr. Shan is Professor of Immunology and Vice Director of the Institute of Immunology, China Medical University, in Shenyang, China. He has been with the University from 2006 to present. Dr. Shan was the Senior Scientist for Penta Biotech from 2000 to 2006, Chief Scientist for the China Liaoning Institute of Microbiological Science from 1995 to 2000 and studied at the National Cancer Research in Paris, France from 1990 to 1994. Dr. Shan has authored 90 publications, been issued 11 patents, and is the unique inventor of a thrombolytic enzyme from the earthworm. From 2000 to present, Dr. Shan has worked both in the United States and China on the clinical trials with Dr. Nicholas Plotnikoff involving new immunotherapies for the treatment of cancer. Based on the trials, a number of patents were filed in China beginning in 2009 and 2010, and approved in 2011.

Dr. Joseph M. Fortunak – Dr. Fortunak, age 63, has been our Vice President of Global Research and Development and Chemical Development since April 2013. He graduated from the University of Wisconsin-Madison with a PhD in Organic Chemistry. After spending time holding a postdoctoral position at Cambridge University, he spent over 20 years in the pharmaceutical industry, most recently as Director and Head of Global Process Research and Development at Abbott Laboratories, from 2000 to 2004. Before taking the position at Abbott Laboratories, from 1983 to 1993, Dr. Fortunak worked as Associate Senior Research Investigator, Senior Research Investigator, and Assistant Director for Smith Kline Beechman (GlaxoSmithKline), and from 1993 to 2000 was the Associate Director, Director, Senior Director, and Executive Director of DuPont Pharmaceutical Company. In 2004, Dr. Fortunak assumed the position of Associate Professor of Chemistry and Pharmaceutical Sciences at Howard University in Washington, D.C., with a goal of developing an international program for cGMP practices worldwide. Dr. Fortunak has extensive experience dealing with the FDA and other regulatory agencies and has worked on industry initiatives (PQRI, BACPAC I & II) as a member of the PhRMA API Technical Group. He has significantly contributed to new drug development for illnesses including Malaria, Parkinson’s disease, Ovarian, Breast and Small-Cell Lung cancer, Hypertension and Congestive Heart Failure, AIDS (NNRTI), Breast and Ovarian cancer and Karposi’s sarcoma and AIDS (NRTI). In addition to his other work, Dr. Fortunak is a consultant for the Clinton Foundation’s HIV/AIDS Initiative (CHAI) and the World Health Organization; advising these organizations on pricing and production of antiretroviral drugs as well as advising generic manufacturers of antiretroviral drugs on the requirements for cGMPs, general strategies for process development and route discovery for the production of API.

88 | P a g e

Board Committees

At December 31, 2017, we had not yet established an audit committee, compensation committee, or nominating committee. During 2017, the functions ordinarily handled by these committees were handled by our entire Board. In February of 2015, the Board authorized formation of and adopted charters for an audit committee, compensation committee and nominating committee. As of the date of filing this annual report, no members were appointed to the audit committee, compensation committee or nominating committee. The audit committee, compensation committee and nominating committee have not yet held any meetings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2017, the Reporting Persons met all applicable Section 16(a) filing requirements.

89 | P a g e

Item 11. Executive Compensation

The following table summarizes the annual compensation of our Named Executive Officers (defined below), as of December 31, 2017. “Named Executive Officers,” consistent with Item 402(m) of Regulation S-K promulgated under the Exchange Act, include: (i) the Company’s Principal Executive Officer and individuals acting in a similar capacity during fiscal year 2017, regardless of compensation level; (ii) the Company’s two most highly compensated executive officers other than the Principal Executive Officer who were serving as executive officers at the end of fiscal year 2017; and (iii) up to two additional individuals who would have been included under (ii) above but for the fact that the applicable individual was not serving as an executive officer of the Company at the end of fiscal year 2017.

Name and Principal Position	Year	Salary		Bonus	Stock Awards		Option Awards	All Other Compensation		Total($)

Noreen Griffin	2017	$458,937	(1)	$—	$—		$220,983	$18,000	(2)	$697,920
Chief Executive Officer	2016	$401,953	(1)	$—	$—		$150,140	$37,180	(2)	$589,273

Christopher Pearce	2017	$—		$—	$—		$—	$—		$—
Chief Operating Officer, Director(*)	2016	$292,508	(1)	$—	$—		$—	$24,105	(3)	$316,713

Peter Aronstam	2017	$90,000		$—	$—	(4)	$24,998	$—		$114,998
Chief Financial Officer	2016	$90,000		$—	$—	(4)	$14,972	$—		$104,972

Dr. Fengping Shan	2017	$—		$—	$—	(5)	$—	$—		$—
Chief Science Officer	2016	$20,000		$—	$230,000	(5)	$—	$—		$250,000

(*) Mr. Pearce passed away on December 12, 2016.

(1) In 2016 and 2017, Ms. Griffin and Mr. Pearce (2016 only) agreed to defer a portion of their salaries until the Company had sufficient income to pay them in cash in full. In April 2015, Mr. Pearce agreed to waive payment of $282,252 of his deferred compensation in return for a royalty payable in perpetuity in an amount equal to (a) $0.01 per tablet or capsule of LDN sold by the Company outside of the United States, and (b) $0.005 per tablet or capsule of LDN sold by the Company in the United States. At December 31, 2017, the amounts of salaries deferred for Ms. Griffin and owed to Mr. Pearce’s estate were $1,228,905 and $230,471 respectively ($856,812 and $230,471, respectively, at December 31, 2016).

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

(4) In 2017, warrants were granted to Mr. Aronstam to acquire 500,000 shares of common stock of the Company and at a price of $0.05 each. The warrants were recorded at $24,998, which was determined to be the fair value as of the date of the warrant grant. The warrants expire on June 29, 2022. In 2017, there were no awards to Mr. Aronstam of Company common stock. In 2017, Mr. Aronstam was awarded 500,000 shares of common stock of Cytocom Inc.

(5) In 2017, no shares were issued to Dr. Shan. In 2016, 1,437,500 shares were issued to Dr. Shan, representing 1 million shares for past services ($160,000) and 437,500 for past-due compensation ($70,000). No cash payments were made to Dr. Shan in 2017; the Company recorded a liability of $nil owed to Dr. Shan for services provided in 2017. In 2016, the Company recorded a liability of $20,000 owed to Dr. Shan for services provided.

90 | P a g e

Employment and Related Agreements

Noreen Griffin, the Company’s Chief Executive Officer, entered into an employment agreement with the Company in March 2012. The agreement has an initial two-year term and automatically renews for additional one-year periods at the election of our Board, unless sooner terminated in accordance with the agreement. The agreement provides for payment of an annual salary of $275,000, increasing by 5% per year during the term, payment of a monthly auto allowance of $1,500, payment for medical and insurance benefits, and payment of annual bonuses as determined by the Company. Ms. Griffin also received 2 million shares of the Company’s common stock when the Company commenced shipments of its LDN product, in addition to the 3 million founder shares to which Ms. Griffin was already entitled. The agreement entitles Ms. Griffin to certain payments if more than 50.1% of the Company’s issued stock is acquired in a merger. The agreement was amended in March 2013, increasing Ms. Griffin’s annual salary to $350,000. The agreement was further amended as of March 14, 2017 extending the term to March 25, 2018. In June 2017, 4,420,000 stock warrants with a fair market value of $220,983 were issued to Ms. Griffin in lieu of a 2015 stock bonus.

Peter Aronstam, our Chief Financial Officer, entered into a services agreement with the Company on December 15, 2014. The agreement expired on December 14, 2015, and was renewed for successive one-year periods until June 30, 2018. The agreement provides for a monthly payment of $7,500. Under the 2017 renewal, Mr. Aronstam received a warrant to purchase 100,000 shares of the Company at $0.05 per share. The warrant was recorded at $24,998, which was determined to be the fair value as of the date of the warrant grant.

Outstanding Equity Awards at Fiscal Year-End

Warrants were granted to Mr. Aronstam in December 2014 to acquire 250,000 shares of common stock of the Company and 250,000 shares of common stock of Cytocom Inc. at a price of $0.14 each. The warrants expire on December 14, 2019. Warrants were granted to Mr. Aronstam in June 2016 to acquire 100,000 shares of common stock of the Company at a price of $0.17 each. The warrants expire on June 29, 2021. Warrants were granted to Mr. Aronstam in July 2017 to acquire 100,000 shares of common stock of the Company at a price of $0.05 each. The warrants expire on July 1, 2022.

An option was granted to Ms. Griffin in March 2016 to acquire 1,000,000 shares of common stock of the Company at a price of $0.20 each. The options expire on March 13, 2021. An option was granted to Ms. Griffin in June, 2017 to acquire 4,420,000 shares of common stock of the Company at a price of $0.05 each. The options expire on June 30, 2022.

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

Name and Principal Position	Year	Fees Paid or Earned in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-equity incentive plan compensation	Non-qualified incentive plan compensation	All Other Compensation ($)		Total ($)

Edward Teraskiewicz,	2017	60,000	(1)	—		—	—	—	$48,000	(1)	108,000
Director	2016	60,000	(1)	42,500	(1)	339,077	—	—	—		441,577

Dr. Clifford	2017	60,000	(2)	12,500	(2)	—	—	—	—		72,500
Selsky, Director	2016	55,000	(2)	42,500	(2)	339,077	—	—	—		436,577

Paul	2017	60,000	(3)	12,500	(3)	—	—	—	—		72,500
Akin, Director*	2016	55,000	(3)	42,500	(3)	309,539	—	—	—		407,039

91 | P a g e

* Mr. Akin resigned his position as director on March 31, 2018. See “Subsequent Events” below.

(1) For services as a director in 2017, Mr. Teraskiewicz was entitled to receive payment of $60,000. In 2017, Mr. Teraskiewicz received 4,137,931 warrants in exchange for $120,000 of fees owed to him for 2017 and prior years. 1,200,000 shares owed to Mr. Teraskiewicz for consulting services in 2017, valued at $48,000, were issued to Raster Investments, Inc., an irrevocable trust that is not managed by Mr. Teraskiewicz.

For services as a director in 2016, Mr. Teraskiewicz was entitled to receive payment of $60,000. Mr. Teraskiewicz agreed to defer payment until 2017. In 2016, Mr. Teraskiewic was awarded 250,000 shares of common stock the Company for services as director. The stock was recorded at $42,500. In 2016, he also received 2,000,000 warrants, the cost of which was recorded at $339,077. In 2017, Mr. Teraskiewicz received 4,137,931 warrants in exchange for $120,000 of fees owed to him for years prior to 2017.

(2) For services as a director in 2017, Dr. Selsky was entitled to receive payment of $60,000. In 2017, Dr. Selsky was awarded 250,000 shares of common stock the Company for services as director. The stock was recorded at $12,500. In 2017, Dr. Selsky received 3,017,041 warrants in exchange for $87,500 of fees owed to him for 2017 and prior years.

For services as a director in 2016, Dr. Selsky was entitled to receive payment of $55,000. Dr. Selsky agreed to defer $27,500 of this amount until 2017. In 2016, Dr. Selsky was awarded 250,000 shares of common stock the Company for services as director. The stock was recorded at $42,500. In 2016, he also received 2,000,000 warrants, the cost of which was recorded at $339,077

(3) For services as a director in 2017, Mr. Akin was entitled to receive payment of $60,000. Mr. Akin agreed to defer $60,000 of this amount until 2018. In 2017, Mr. Akin was awarded 250,000 shares of common stock the Company for services as director. The stock was recorded at $12,500.

For services as a director in 2016, Mr. Akin was entitled to receive payment of $55,000. Mr. Akin agreed to defer $55,000 of this amount until 2017. In 2016, Mr. Akin was awarded 250,000 shares of common stock the Company for services as director. The stock was recorded at $42,500. In 2016, he also received 2,000,000 warrants, the cost of which was recorded at $309,539.

For 2017, all members of the Board of Directors who are not our employees, or Non-Employee Directors, currently receive an annual retainer of $60,000 per year, payable monthly in arrears. In addition, Non-Employee Directors are eligible to receive stock upon their appointment to the Board. Certain members of the Board of Directors are also entitled to receive an annual payment of Company shares for their services. We do not currently have minimum stock ownership guidelines for Non-Employee Directors.

We reimburse Non-Employee Directors for actual out-of-pocket costs incurred to attend board meetings. No additional compensation is paid for attendance in person or by telephone at board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2018 (the “Determination Date”) by: (i) each current director of our company; (ii) each of our named executive officers; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

92 | P a g e

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

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 389,845,599 shares of common stock outstanding as of March 30, 2018. Unless otherwise indicated, the business address of each person in the table below is c/o Immune Therapeutics, Inc., 37 North Orange Avenue, Suite 607, Orlando, Florida 32801.

Name and Address	Amount of Beneficial Ownership*		Percentage of Class %

Noreen Griffin, Chief Executive Officer and Director	3,817,710	(1)	1.0
Edward Teraskiewicz, Director (5)	2,800,000	(2)	0.7
Paul Akin, Director (5)	7,097,655	(4)	1.8
Dr. Clifford Selsky, Director (5)	500,000	(4)	0.1
Dr. Fengping Shan, Chief Science Officer	3,702,499		0.9
Peter Aronstam, Chief Financial Officer	525,000	(3)	0.1
Robert J. Dailey (6)	20,221,227		5.2

All directors and officers as a group (8 persons)	38,664,091		9.9

*	Beneficial ownership is calculated on a fully diluted basis, as if all stock warrants and options have been converted.

(1)	Represents 704,009 shares held in the name of Griffin Enterprises Group, Inc., which is 50% owned and managed by Robert Wilson, Ms. Griffin’s son; 2,685,000 shares held by the Griffin Family Trust, an irrevocable trust that is not managed by Ms. Griffin; 428,701 shares held by Noreen Griffin, individually. In addition, 5,420,000 warrants and options have been issued to Ms. Griffin.

(2)	2,800,000 of these shares are held by Raster Investments, Inc., an irrevocable trust that is not managed by Mr. Teraskiewicz. Mr. Teraskiewicz has a total of 6,137,931 warrants.

(3)	Represents warrants to purchase 525,000 shares of common stock, as follows: (i) for price of $1.00 (75,000 shares until December 2018); for price of $0.14 (250,000 shares until December 2019); and for price of $0.17 (100,000 shares until June 2021); and for price of $0.05 (100,000 shares until July 2022). In addition, Mr. Aronstam holds a warrant to purchase 250,000 shares of Cytocom Inc. at $0.14 per share until December 2019.

(4)	As compensation for their appointment as directors, the Company issued Dr. Selsky and Mr. Akin each a total of 500,000 shares of restricted common as follows: 250,000 shares of stock upon their agreement to serve as directors, and 250,000 shares after each had served as director for 12 consecutive months. Warrants for 2,000,000 shares each were issued to Mr. Akin and Dr. Selsky.

(5)	The address for Mr. Teraskiewicz, Dr. Selsky and Mr. Akin is 37 N. Orange Avenue, Suite 607, Orlando FL 32801.

(6)	Mr. Dailey’s address is 401 First Street, Los Altos, California 94002. Mr. Dailey’s holdings at March 31, 2018 represented 5.2% of shares outstanding.

93 | P a g e

Item 13. Certain Relationships and Related Party Transactions

On May 1, 2016, the Company formalized the terms under which Robert Wilson, the son of Noreen Griffin, the Company’s Chief Executive Officer, is employed. The terms of the agreement define Mr. Wilson’s base salary and health insurance coverage. In the year ended December 31, 2017, the Company paid compensation to Mr. Wilson totaling $100,000 ($70,000 in the year ended December 31, 2016). In 2017, Mr. Wilson received 500,000 stock options, valued at $24,998.

On January 3, 2013, the Company formalized the terms under which Kelly O’Brien Wilson, the daughter-in-law of Noreen Griffin, the Company’s Chief Executive Officer, is employed. In the year ended December 31, 2017, the Company paid compensation to Ms. Wilson totaling $136,158 ($156,582 in the year ended December 31, 2016). In 2017, Ms. Wilson received 1,200,000 stock options, valued at $59,995.

94 | P a g e

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

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by Turner, Stone & Company, L.L.P., our independent registered public accounting firm, during the fiscal years ended December 31, 2017 and December 31, 2016 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2017	December 31, 2016

Audit Fees	$64,300	$78,553
Audited Related Fees	$—	$—
Tax Fees	$—	$1,841
All Other Fees	$1,180	$7,120

95 | P a g e

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description

3.1	Restated Articles of Incorporation*
3.2	Bylaws*
10.1	Sale and Assignment of Patent and Transfer of Technology Agreement with Nicholas Plotnikoff †>
10.2	Agreement with Professor Shan †>
10.3	Patent License Agreement with Penn State Research Foundation r†
10.4	Patent License Agreement Between Immune Therapeutics, Inc. and Jacqueline Young for the intellectual property of Dr. Bernard Bihari#
10.5	Strategic Framework Agreement for Cooperation with Hubei Qianjiang Pharmaceutical Company, and Commissioned Processing Contract, and Addendum to Venture Cooperation †>
10.6	Malawi Memorandum of Agreement with GB Oncology & Imaging Group Ltd.#
10.7	Letter of Intent between GB Oncology & Imaging Group Ltd. and G-Ex Technologies St. Maris Pharma Limited #
10.8	Distribution Agreement in Nigeria with GB Pharma Holdings Inc. †>
10.9	ViPharma Agreement †>
10.10	Strategic Framework Agreement, Addendum to Venture Cooperation and Supplementary Agreement with Hubei Qianjiang Pharmaceutical Company (MENK) (filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.11	Manufacturing Agreement with Laboratorios Ramos (and English translation)>
10.12	Engagement Agreement for Corporate Advisory Services by the Brewer Group?
10.13	Employment Agreement with Noreen Griffin (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.14	Master Service Agreement with American Peptide Company (filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.15	Agreement with AHAR Pharma (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.16	Consulting agreement with Dr. Graham Burton (filed as Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.17	Promissory note to Robert J. Dailey, issued February 6, 2014, for $200,000 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.18	Promissory note to Robert J. Dailey, issued March 7, 2014, for $200,000 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.19	Promissory note to Robert J. Dailey, issued March 28, 2014, for $200,000 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.20	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $399,000 µ
10.21	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $400,000 µ
10.22

Distribution Agreement, effective June 11, 2014, between Airmed Biopharma Limited and PanAm Global Logistics, Inc. (filed as Exhibit 1.1 to our Current Report on Form 8-K filed June 25, 2014, and incorporated herein by reference).

96 | P a g e

10.23	Immune Therapeutics, Inc. 2014 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on July 17, 2014, and incorporated herein by reference).
10.24	Supplementary Agreement on New Drug Methionine – Enkephalin Cooperation, dated August 6, 2014, between Immune Therapeutics, Inc. and Hubei Qianjiang Pharmaceutical Co., Ltd. (filed as Exhibit 1.1 to our Current Report on Form 8-K on August 13, 2014, and incorporated herein by reference).
10.25	Assignment by Professor Fengping Shan Ph.D. to Immune Therapeutics, Inc., executed August 6, 2014 (filed as Exhibit 1.2 to our Current Report on Form 8-K on August 13, 2014, and incorporated herein by reference).
10.26	Clinical Trial Agreement, dated October 20, 2014, between TNI BioTech International Ltd. and American Hospital and Resorts (filed as Exhibit 10.1 to our Current Report on Form 8-K on October 30, 2014, and incorporated herein by reference).
10.27	Contract for the Compounding of Pharmaceutical Products, dated December 8, 2014, between Immune Therapeutics, Inc. and KRS Global Biotechnology, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K on December 15, 2014, and incorporated herein by reference).
10.28	Services Agreement, dated December 15, 2014, between Immune Therapeutics, Inc. and Aronstam Management Services, Inc. µ
10.29	Royalty Agreement (Filed as Exhibit 10.1 to our Current Report on Form 8-K on May 21, 2015, and incorporated herein by reference.)
10.30	Change of Transfer Agent Agreement (Filed as Exhibit 99.1 to our Current Report on Form 8-K on January 26, 2015, and incorporated herein by reference.)
10.31	Real Property Leases for Florida Office and Extensions dated July 19, 2017 and November 13, 2017
10.32	Compounding Contract with Complete Pharmacy and Medical Solutions, LLC (filed as Exhibit 10.1 to our Current Report 8-K on May 20, 2016, and incorporated herein by reference.)
10.33	Employment Agreement with Robert Wilson (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference).
10.34	Letter of Intent with Super T-Cell Cancer Co., (filed as Exhibit 10.1 to our Current Report on Form 8-K on April 21, 2016, and incorporated herein by reference.)
10.35	Extension of Employment Agreement with Noreen Griffin dated March 9, 2018. µ
10.36	Extension of AHAR Agreement dated March 29, 2016. µ
10.37	Extension of Employment Agreement with Peter Aronstam dated July 1, 2017. µ
10.38	Consulting Agreement with Joyce Banda dated September 1, 2016. µ
10.39	Intellectual Property Assignment Agreement with Cytocom, Inc. dated September 4, 2015. µ
10.40	Consulting Master Services Agreement with Coté Orphan, LLC dated February 16, 2016. µ
10.41	Securities Purchase Agreement and related agreements with JMJ Financial dated April 12, 2016 (filed as Exhibit 10.1 to our Current Report 8-K on April 18, 2016, and incorporated herein by reference).
10.42	Agreements with Jill Smith.
10.43	Patent License Agreement dated September 24, 2014 between Dr. Jill P. Smith, LDN Research Group LLC and Cytocom, Inc. and related agreements. µ
10.44	Promissory Note dated February 6, 2017 issued to Phoenix Fund Management, LLC.
10.45	Settlement agreement with Phoenix Fund Management, LLC dated February 28, 2017. µ
10.46	Settlement agreement with Mr. Marshall Faulk dated April 3, 2017. µ
10.47	Exchange Agreement with Mr. Marshall Faulk and Robert J. Dailey dated April 5, 2017. µ
10.48	Promissory Note dated April 5, 2017 to Robert J. Dailey in the principal amount of $150,000.
10.49	Securities Purchase Agreement and Warrant dated May 1, 2017 with Ira Gaines. µ
10.50	Distribution Agreement with TNI BioTech International Ltd. and Omaera Pharmaceuticals Ltd. Dated August 22, 2017.
10.51	Settlement and mutual release agreement dated October 12, 2017 with Phoenix Fund Management, LLC and Far East Holdings, LLC. µ
10.52	Securities Purchase Agreement dated October 25, 2017 with Iliad Research and Trading, L.P. µ
10.53	Iliad Research and Trading (i) promissory note and (ii) warrant dated October 25, 2017. µ
10.54	Independent Corporate Development and Consulting Agreement with CSJ Group, LLC, and Advanced BioStrategies, Inc. dated December 5, 2017. µ
10.55	Independent Corporate Development and Legal Advising Agreement with CSJ and August Strategic & Legal Advisors, Inc. dated December 6, 2017 µ
21.1	List of Subsidiaries µ
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002 µ
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002 µ
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 µ

*	filed with the Form 10 Registration Statement filed with the SEC on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
#	filed with the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
+	filed with the Amendment No. 2 to the Form 10 Registration Statement filed with the SEC on July 18, 2013 and incorporated herein by reference.
^	filed with the Amendment No. 3 to the Form 10 Registration Statement filed with the SEC on August 23, 2013 and incorporated herein by reference.
?	filed with the Amendment No. 4 to the Form 10 Registration Statement filed with the SEC on September 25, 2013 and incorporated herein by reference.
Î	filed with the Amendment No. 5 to the Form 10 Registration Statement filed with the SEC on October 11, 2013 and incorporated herein by reference.
†	Portions of this exhibit have been redacted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.
>	Filed with the Amendment No. 6 to the Form 10 Registration Statement filed with the SEC on November 21, 2013 and incorporated hereby by reference.
R	Filed with the Amendment No. 7 to the Form 10 Registration Statement filed with the SEC on January 22, 2015 and incorporated hereby by reference.
µ	Filed herewith.

97 | P a g e

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immune Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immune Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity/(deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 2, 2018

We have served as the Company’s auditor since 2012.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	December 31, 2017	December 31, 2016
ASSETS

Current Assets:
Cash and cash equivalents	$14,718	$74,389
Inventories	178,098	-
Total current assets	192,816	74,389

Fixed Assets:
Computer equipment, net of accumulated depreciation of $8,714 and $7,888 respectively	2,529	1,850
Deposits	200	200

Total assets	$195,545	$76,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,319,932	$1,818,605
Accrued liabilities	2,489,404	3,156,759
Notes payable, net of debt discount	4,820,063	4,225,419
Derivative liability	1,669,532	-
Total current liabilities	11,298,931	9,200,783

Total liabilities	11,298,931	9,200,783

Commitments and Contingencies (Note 10)

Stockholders’ Deficit:
Common stock - par value $0.0001; 500,000,000 shares authorized; 386,782,473 and 250,428,133 shares issued and outstanding respectively	38,679	25,043
Additional paid in capital	366,625,144	360,420,026
Stock issuances due	103,226	962,429
Prepaid services	(226,667)	(822,500)
Accumulated deficit	(373,035,183)	(365,718,976)

Deficit attributable to common stockholders	(6,494,801)	(5,133,978)
Non-controlling interest	(4,608,585)	(3,990,366)
Total stockholders’ deficit	(11,103,386)	(9,124,344)
Total liabilities and stockholders’ deficit	$195,545	$76,439

The accompanying notes are an integral part of these consolidated financial statements

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Revenues, net	$-	$3,463

Operating expenses:
Selling, general and administrative	2,831,662	3,886,599
Research and development expense	399,443	444,165
Stock issued for services general and administrative	2,091,828	5,212,304
Warrant valuation	590,605	4,730,726
Depreciation and amortization expense	826	1,557
Total operating expenses	5,914,364	14,275,351

Loss from operations	(5,914,364)	(14,271,888)

Other expense:
Interest expense	(1,216,985)	(3,446,564)
Loss on valuation of derivative	(1,669,532)	-
Gain/(Loss) on settlement of debt	866,455	(2,100,549)
Total other expense	(2,020,062)	(5,547,113)
Net loss	$(7,934,426)	$(19,819,001)
Net loss attributable to non-controlling interest	(618,219)	(297,600)
Net loss attributable to common stockholders	(7,316,207)	(19,521,401)

Basic loss per share attributed to common stockholders	$(0.02)	$(0.09)

Weighted average number of shares outstanding	320,721,134	216,687,993

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/ (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-in	Stock To	Prepaid	Accumulated	Non-Controlling
	Shares	Amount	Capital	Be Issued	Services	Deficit	Interest	Total

Balance December 31, 2015	174,850,047	$17,485	$343,434,786	$1,140,303	$(660,417)	$(347,789,889)	$(2,100,452)	$(5,958,184)

Issuance of common stock for prepaid services	32,633,910	3,262	5,678,998	(307,875)	(3,072,535)	-	-	2,301,850

Amortization of prepaid services	-	-	-	-	2,910,452	-	-	2,910,452

Discount on warrants issued in connection with notes payable	-	-	682,665	-	-	-	-	682,665

Issuance of common stock for legal expenses	150,000	15	22,485	-	-	-	-	22,500

Issuance of common stock for interest expense	4,621,296	463	403,287	-	-	-	-	403,750

Issuance of common stock in exchange for debt	36,235,380	3,625	5,242,272	155,001	-	-	-	5,400,898

Issuance of common stock for cash and exercise of warrants	1,937,500	193	224,807	(25,000)	-	-	-	200,000

Issuance and modification of common stock warrants	-	-	4,730,726	-	-	-	-	4,730,726

Issuance of stock of Cytocom						1,592,314	(1,592,314)	-

Net loss	-	-	-	-	-	(19,521,401)	(297,600)	(19,819,001)

Balance December 31, 2016	250,428,133	$25,043	$360,420,026	$962,429	$(822,500)	$(365,718,976)	$(3,990,366)	$(9,124,344)

Issuance of common stock for prepaid services	28,995,460	2,900	2,352,299	(859,203)	(1,060,000)	-	-	435,996

Amortization of prepaid services	-	-	-	-	1,655,833	-	-	1,655,833

Issuance of common stock for interest expense	8,147,570	815	393,747	-	-	-	-	394,562

Issuance of common stock in exchange for debt	44,987,128	4,499	2,167,350		-	-	-	2,171,849

Issuance of common stock for cash and exercise of warrants	54,224,182	5,422	701,117		-	-	-	706,539

Issuance and modification of common stock warrants	-	-	590,605	-	-	-	-	590,605

Balance December 31, 2017	386,782,473	$38,679	$366,625,144	$103,226	$(226,667)	$(373,035,183)	$(4,608,585)	$(11,103,386)

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss including non-controlling interest	$(7,934,426)	$(19,819,001)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	826	1,557
Stock issued for services	435,995	2,324,350
Amortization of stock issued for prepaid services	1,655,834	2,910,452
Loss on derivative	1,669,532	-
(Gain)/Loss on settlement of debt and accounts payable	(866,455)	2,100,549
Stock warrant expense	590,605	4,730,726
Stock issued for loan expenses and interest	73,863	403,750
Amortization of debt discount	146,386	989,035
Expenses paid by lenders	31,361	115,202
Accounts receivable write off	-	2,661
Changes in operating assets and liabilities:
Accounts receivable	-	(13,536)
Inventory	(178,098)	-
Accrued liabilities	1,402,173	2,846,461
Accounts payable	919,141	540,983

Net cash used in operating activities	(2,053,263)	(2,839,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(1,505)	(1,725)
Net cash used in investing activities	(1,505)	(1,725)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	706,539	200,000
Proceeds from notes payable	1,608,440	2,768,631
Repayment of notes payable	(319,882)	(75,927)
Net cash provided by financing activities	1,995,097	2,892,704

Increase/(decrease) in cash	(59,671)	51,240
Cash and cash equivalents, beginning of year	74,389	23,149
Cash and cash equivalents, end of year	$14,718	$74,389

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	2017	2016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$43,000	$29,567

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable, accrued liabilities and accounts payable to common stock	$3,201,973	$3,363,731
Accrued liabilities converted to note payable	$-	$388,143
Notes payable for expenses paid by lender	$-	$115,201
Debt discounts on notes payable	$120,000	$1,007,716
Transfer from accounts payable to notes payable	$215,314	$-
Cashless exercise of warrants	$2,144	$-
Non-cash additions to notes payable	$114,343	$-
Warrants issued for accounts payable	$207,500	$-
Shares issued for accrued interest expense	$82,982	$-
Loss on stock accrued to be issued for debt settlement	$110,035	$-

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

In December 2013, the Company formed a subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company transferred to Cytocom certain of its rights, title and interest in or relating to intellectual property (i) patents, patent applications, and all divisional, continuations and continuations-in-part thereof, together with all reissues, reexaminations, renewals and extensions thereof and all rights to obtain such divisionals, continuations and continuations-in-part, reissues, reexaminations, renewals and extensions, and all utility models and statutory invention registrations and any other such analogous rights, (ii) trademarks, service marks, Internet domain names, trade dress, trade styles, logos, trade names, services names, brand names, corporate names, assumed business names and general intangibles and other source identifiers of a like nature, together with the goodwill associated with any of the foregoing, and all registrations and applications for registrations thereof, together with all renewals and extensions thereof and all rights to obtain such renewals and extensions, (iii) copyrights, mask work rights, database and design rights, moral rights and rights in Internet websites, whether registered or unregistered and whether published or unpublished, all registrations and recordings thereof and all applications in connection therewith, together with all renewals, continuations, reversions and extensions thereof and all rights to obtain such renewals, continuations, reversions and extensions, and (iv) confidential and proprietary information, including, trade secrets and know-how. Cytocom licensed back to the Company a perpetual, non-exclusive, royalty-free right and license to use the assigned intellectual property for veterinary indications and for the marketing rights to emerging markets, access to all clinical data, use of the formulation for LDN and MENK. The parties agreed that until such time as Cytocom was funded, the Company would be responsible for all payments to employees, ongoing general and administrative expenses, licensing fees, patent fees, and drug development costs.

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

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at December 31, 2017 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2017 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss of $7,934,426 and used cash and cash equivalents for operations in the amount of $2,053,263 during the year ended December 31, 2017, and had a stockholders’ deficit of $11,103,386 at December 31, 2017.

2. Summary of Significant Accounting Policies

Basis of Presentation

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2017, the Company has no cash balances in excess of insured limits.

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

Derivative Financial Instruments

FASB ASC 820, Fair Value Measurements requires bifurcation of certain embedded derivative instruments in certain debt or equity instruments, and measurement at their fair value for accounting purposes. A holder redemption feature embedded in the Company's note payable requires bifurcation from its host instrument and is accounted for as a freestanding derivative.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the years ended December 31, 2017 and December 31, 2016 was $826 and $1,557, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2017 and 2016, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2017, and 2016, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

Non-controlling Interest

In accordance with ASC Topic 810, Consolidation, the Company consolidates Cytocom, Inc., using the variable interest entity model as the basis for consolidation. The non-controlling interests in Cytocom represent the interests of outside shareholders in the equity and results of operations of Cytocom.

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

A calculation of basic and diluted net loss per share follows:

	For the year ended December 31,
	2017	2016
Historical net loss per share:
Numerator
Net loss	$(7,934,426)	$(19,819,001)
Non-controlling interest	(618,219)	(297,600)
Net loss attributed to common stockholders	$(7,316,207)	$(19,521,401)

Denominator
Weighted-average common shares outstanding—
Denominator for basic and diluted net loss per share	320,720,134	216,687,993

Basic and diluted net loss per share attributed to common stockholders	$(0.02)	$(0.09)

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	Year Ended December 31,
	2017	2016
Common Stock Purchase Warrants	84,287,402	59,191,904
Convertible Debt	81,880,906	_

Recent Accounting Standards

During the year ended December 31, 2017 and through April 2, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. With the exception of ASC 606 — Revenue From Contracts With Customers, the new accounting standard for revenue recognition, management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2017, our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

3. Fixed Assets

	December 31,
	2017	2016
Fixed assets:
Computer equipment	$11,243	$9,738

Less accumulated depreciation	(8,714)	(7,888)

Fixed assets, net	$2,529	$1,850

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2017	2016
Accrued payroll to officers and others	1,539,777	1,126,261
Accrued interest and penalties - notes payable	703,141	1,902,018
Estimated legal settlements	136,057	128,087
Other accrued liabilities	393	393
Estimated loss on note conversions	110,036	-
Derivative Liability	1,669,532	-

Total accrued expenses and other liabilities	$4,158,936	$3,156,759

5. Notes Payable

Notes payable consist of the following:

	December 31, 2017	December 31, 2016
Promissory note issued July 29, 2014 to Ira Gaines. In 2016, the maturity date on the note was extended to December 1, 2017. As of December 31, 2017 the note is in default. The note earns interest at a rate of 18% per annum.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and December 31, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Notes aggregating $286,000 were in default at December 31, 2017, as the Company was unable to pay installments on those notes on their due dates.	286,000	286,000

Promissory notes issued between May 1, 2015 and December 31, 2016, and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $505,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $200,000, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $705,994 were in default at December 31, 2017, as the Company was unable to repay those notes on their due dates.	705,994	704,494

Promissory notes issued by Cytocom Inc. between April 29, 2015 and December 31, 2015. Lenders earn interest at rates between 5% and 10% per annum. These notes mature on December 31, 2016. At December 31, 2017, the notes were in default.	425,000	425,000

Promissory note issued in December 2015. The lender earns interest at a rate of 10% per month. The note is repayable on March 9, 2016. On April 3, 2017, the Company settled the obligation.	-	100,000

Promissory notes issued between May 5, 2016 and June 2, 2016 that mature between October 1, 2016 and January 31, 2017, and include stock conversion features, warrants and original issue debt discounts. The notes were repaid or converted into stock in the quarter ended December 31, 2017.	-	554,882

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and the note is in default.	97,737	112,737

Promissory note issued in July 2016. The note was repayable on October 5, 2016 but was extended to December 31, 2016. The note earns interest at 6% per month. The Company was unable to repay the note at maturity and the note is in default.	50,000	50,000

Promissory note for $180,000 was issued in July 2016 with an original issue discount of $30,000. The note is repayable on April 7, 2017. The Company was unable to repay the note at maturity and the note is in default. Under the terms of the note, the principal amount was increased in 2017 to $243,000, and interest accrued at 25% per annum. $161,976 of principal and $20,025 of accrued interest were converted into 7,447,448 shares, of which 5,500,000 shares were issued at year end. The Company has accrued a $243,199 derivative liability for the $81,024 principal balance attributable to the conversion feature contained in this note.	81,024	180,000

Promissory notes issued in August 2016 for $149,854 as a settlement of amounts owed to a law firm. The notes accrue interest at 5% per annum and are payable in 18 equal monthly installments of $8,642. The note was in default on December 31, 2017.	17,284	120,987

Promissory notes issued between July 1, 2016 and December 31, 2016. Lenders earn interest at 2% per annum. The notes mature on December 31, 2017 and are in default.	206,000	256,000

Notes aggregating $1,354,000 issued in the fourth quarter of 2016. The notes accrue interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. As of December 31, 2017the notes are in default.	1,354,000	1,354,000

Notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and June 30, 2018.	500,000	-

Promissory note issued January 25, 2017. The lenders earn interest at 7% per month. The note matures on July 5, 2017 and is in default.	50,000	-

Notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and June 30, 2018.	300,000	-

Notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and December 31, 2018.	191,800	-

Promissory note for $425,000 was issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the Holder an option to convert the note to stock. The Company has accrued a $1,426,333 derivative liability for the conversion right.	425,000	-

Notes aggregating $108,500 issued in the fourth quarter of 2017. The notes accrue interest at 2% per annum and mature on December 31, 2018.	105,500	-

Less: Original issue discounts on notes payable and warrants issued with notes.	(75,277)	(18,681)

Total	$4,820,062	$4,225,419

As of December 31, 2017, the Company had accrued $703,141 in unpaid interest and default penalties. During the year ended December 31, 2017, 8,147,570 shares with a fair value of $394,562 were issued by the Company for interest expense under promissory notes.

As of December 31, 2016, the Company had accrued $399,271 in unpaid interest and $1,502,747 in default penalties. During the year ended December 31, 2016, 4,621,296 shares with a fair value of $403,750 were issued by the Company for interest expense under promissory notes.

6. DERIVATIVE LIABILITIES

During the year ended December 31, 2017, notes payable aggregating $506,024 were issued as convertible debt or became convertible and qualified as a derivative liability under FASB ASC 815.

As of December 31, 2017, and December 31, 2016, the aggregate fair value of the outstanding derivative liability was $1,669,532 and $0 respectively. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the year ended December 31, 2017:

Year End December 31, 2017
Volatility	247%
Risk-free interest rate	1.81%
Expected dividends	-%
Expected term	1.0 – 5 years

The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of December 31, 2017:

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Conversion option derivative liability	-	-	1,669,532
Total liabilities	$-	$-	$1,669,532

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3)
Beginning balance	$-
Change in fair value	1,669,532
Ending balance	$1,669,532

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

As of December 31, 2017 and 2016, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of December 31, 2017, the Company had 386,782,473 shares of common stock outstanding and 250,428,133 outstanding as of December 31, 2016.

Stock Warrants

In 2017, the Company issued 66,789,711 warrants, exercisable into one share of common stock of the Company for each warrant at prices between $0.01 and $3.74 per share. The warrants expire between December 2019 and June 2032.

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

For the years ended December 31, 2017, and December 31, 2016, the warrant valuation expense was $590,605 and $4,730,726 respectively. The Black-Scholes option pricing model used the following key assumptions during the year ended December 31, 2017:

Year End December 31, 2017
Volatility	172% - 247%
Risk-free interest rate	1.46% - 1.81%
Expected dividends	-%
Expected term	2.0 – 5 years

During 2017, there were no modifications of the terms of any warrants issued by the Company.

Following is a summary of outstanding stock warrants at December 31, 2017:

	Number of Shares	Exercise Price	Weighted Average Price

Warrants as of December 31, 2015	9,131,500	$0.07-15	$1.47

Issued in 2016	50,222,904	$0.03-2.00	$0.16

Expired and forfeited in 2016	(162,500)	$5.00	$5.00

Exercised in 2016	0	$0	$0

Warrants as of December 31, 2016	59,191,904	$0.03-15.00	$0.35

Issued in 2017	66,789,711	$0.01-3.74	$0.14

Expired and forfeited in 2017	11,053,762	$0.01-9.00	$0.13

Exercised in 2017	30,640,451	$0.01-0.20	$0.01

Warrants as of December 31, 2017	84,287,402	$0.01-15.00	$0.33

Summary of outstanding warrants as of December 31, 2017:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

First Quarter 2018	127,500	$15.00	0.00
Second Quarter 2018	33,334	$15.00	0.25
Third Quarter 2018	250,000	$1.50	0.50
Fourth Quarter 2018	6,089,166	$1.00-1.50	0.75
First Quarter 2019	4,024,000	$0.50-2.00	1.00
Second Quarter 2019	135,000	$0.07-0.23	1.25
Third Quarter 2019	260,000	$0.50-1.50	1.50
Fourth Quarter 2019	10,620,272	$0.05-3.74	1.75
Second Quarter 2020	300,000	$0.50	2.25
Fourth Quarter 2020	1,000,000	$0.20	2.75
First Quarter 2021	12,600,000	$0.20	3.00
Second Quarter 2021	5,812,252	$0.01-0.20	3.25
Third Quarter 2021	5,016,667	$0.03-0.20	3.50
Second Quarter 2022	1,750,000	$0.15	4.25
Third Quarter 2022	2,650,000	$0.05-0.10	4.50
Fourth Quarter 2022	9,811,422	$0.08-0.29	4.75
Second Quarter 2023	2,000,000	$0.20	5.25
Second Quarter 2032	21,807,789	$0.01-0.07	14.25

	84,287,402

8. Stock Compensation

Shares Issued for Services

During the years ended December 31, 2017 and 2016, the Company issued 28,995,460 and 32,633,910 shares of common stock respectively for consulting fees. The Company valued these shares based upon the fair value of the common stock at the dates of the agreements. The consulting fees are amortized over the contract periods which are typically between 12 and 24 months. The amortization of prepaid services totaled $2,091,828 and $2,910,452 for the years ended December 31, 2017 and 2016, respectively.

9. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the years ended December 31, 2017 and 2016 because the Company incurred a net loss in both years.

On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which enacts a wide range of changes to the U.S. corporate income tax system. The impact of U.S. Tax Reform primarily represents the Company’s estimates of revaluing the Company’s U.S. deferred tax assets and liabilities based on the rates at which they are expected to be recognized in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for the 2018 tax year. Based on the Company’s historical financial performance, at December 31, 2017, the net deferred tax asset position was remeasured at the lower corporate rate of 21% and a tax expense was recognized to adjust net deferred tax assets to the reduced value.

Deferred tax assets:

	2017	2016

Net operating losses	$18,102,000	$27,153,000
Stock based compensation	39,054,000	63,108,000
Amortization, depreciation, and impairment	4,178,000	6,765,000
Capitalization of start-up costs for tax purposes	1,145,000	1,854,000
Loss on debt conversion of debt	569,000	1,216,000
Total deferred tax assets	63,048,000	99,382,000

Valuation allowance	(63,048,000)	(99,382,000)

Total deferred tax assets, net	$-	$-

The Company has recognized no tax benefit for the losses generated for the periods through December 31, 2017. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

Our effective tax rate for fiscal years 2017 and 2016 was 0%. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year, but are not consistent from year to year.

As of December 31, 2017, we have estimated federal and state income tax net operating loss (“NOL”) carry-forwards of approximately $86,000,000, which will expire in 2032-2037.

F-16

	2017		2016
	Amount	Percent	Amount	Percent
Benefits for income tax at federal statutory rate	$1,666,000	34%	$6,738,000	34%
Change in valuation allowance	36,334,000	-	$(6,983,000)	(34)
Permanent differences	-	-	(2,000)	-
Change in estimates	(38,000,000)	-	247,000	-
	$-	-%	$-	-%

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

In December of 2014, the Government of Malawi completed an oncology clinic at the Queen Elizabeth Central Hospital in Blantyre, Malawi for the treatment of cancer and infectious diseases. In 2015, the Company submitted protocols seeking permission from the Pharmacy, Medicines and Poisons Board of Malawi (“PMPB”) to conduct two trials involving Lodonal™ in Malawi:

a.	The first protocol, submitted jointly with The Jack Brewer Foundation (“JBF Worldwide”), received PMPB approval on November 11, 2015. The protocol covers a 12-month trial for a “Single Visit Approach to Cervical Cancer Prevention.” The approach is designed to deliver a preventive and simple procedure that can be performed in a clinical setting without the use of a laboratory and to allow for immediate treatment of any precancerous lesions utilizing Wallach LL100 Cryosurgical systems. The protocol provides for 50% of the patient group to be put on Lodonal™ to determine if the drug lowers the number of opportunistic infections during the year, and if it can be shown that LDN increases CD4, CE8, NK and T cell count, which would show that the incidence rates of opportunistic infection could decrease with Lodonal™ and that Lodonal™ could be used as a prophylaxis to prevent substantial HIV-related morbidity in Malawi. The PMPB approved the trial in late 2016 and recruitment began in late 2016 and continued through first quarter of 2018, with the trial now ongoing.

b.	The second protocol, which has not yet been approved, covers a trial using Lodonal™ for the treatment of cancer. The Company has put this trial on hold as it may not be necessary with the approval in Nigeria in addition to the pending approval in Kenya and Senegal for Lodonal™ for the treatment of cancer.

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

In October 2013, the Company announced the signing of a Distribution Agreement with AHAR Pharma, a Nigerian company, to market Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer. AHAR intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The first deliveries under the agreement took place in February 2018. Under the original agreement, the Company is obligated to provide delivery of an initial supply of between 1 million and 1.5 million doses of Lodonal™ product to cover AHAR Pharma’s first-year purchase commitment. These commitments are currently under review by the parties.

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

Special Toxicology Studies (planned)

Pursuant to the Amendment, Qianjiang Pharmaceutical has made certain funds available from the co-administrative account opened by Qianjiang Pharmaceutical under the Venture Agreement, in accordance with an approved budget and timeline set forth in the Amendment. A portion of these funds are expected to be used by Cytocom to run PK and Dosing trials for MENK in the United States in 2018. The Amendment requires Cytocom and Qianjiang Pharmaceutical to meet with the China State Food and Drug Administration to determine that PK and Dosing Trials completed in the United States will be acceptable. All developments and trials run by Cytocom in the U.S. or the European Union will be used for requesting registration approval in China.

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

On October 25, 2016, the Company and Acromax Dominicana, SA ("Acromax"), which is based in the Dominican Republic, entered into a contract for manufacturing of LDN tablets, capsules and/or creams ("Agreement"). Subject to the terms and conditions of the Agreement, Acromax will obtain all necessary licenses and permits to carry out the manufacturing and packaging of LDN in exchange for a fixed fee per tablet plus an additional fee for packaging, shipping and customs clearance. The Agreement has an initial term of five years unless terminated by either party in accordance with the terms.

Operating Leases

At December 31, 2017, the Company was a party to agreements to lease office space in Orlando, Florida. Rental expense for the years ended December 31, 2017 and 2016 was $16,777 and $16,041 respectively.

Legal Proceedings

In November 11, 2016, the Company was sued by Kacem Enterprises, Inc. for $21,777 plus interest, costs and attorneys’ fees for travel related expenses incurred by certain consultants of the Company. On July 21, 2017, judgement was awarded against the Company in this amount. The Company has accrued $24,923 for these claims.

In October, 2017, the Company was served with a lawsuit by Cote Orphan LLC, alleging failure by the Company to pay $36,000 for services performed by Cote Orphan for the Company. The Company’s defense is that the services were not fully performed, and that it therefore not obligated to pay. As of the date of this Form 10-K, settlement negotiations have taken place but no agreement has been reached by the parties. The Company has made no accrual for this claim.

12. Related Party Transactions

Robert Wilson, the son of Noreen Griffin, the Company’s Chief Executive Officer, is employed by the Company. In the year ended December 31, 2017, the Company paid compensation to Mr. Wilson totaling $100,000. In 2017, Mr. Wilson received 500,000 stock options, valued at $24,998.

Kelly O’Brien Wilson, the daughter-in-law of Noreen Griffin, the Company’s Chief Executive Officer, is employed by the Company. In the year ended December 31, 2017, the Company paid compensation to Ms. Wilson totaling $136,158. In 2017, Ms. Wilson received 1,200,000 stock options, valued at $59,995.

In 2017, the Company borrowed $373,000 under various notes payable from Robert J. Dailey, with an interest rate of 2% per annum.

In 2017, the Company borrowed $30,000 under various notes payable from Paul Akin, with an interest rate of 2% per annum.

13. Subsequent Events

On March 31, 2018, Mr. Paul Akin resigned his position as a director of the Company. Mr. Akin’s resignation did not result from a disagreement with the Company or the Board of Directors on any matter relating to its operations, policies or practices, including its controls or financial related matters.

Between January 1, 2018 and April 2, 2018, the Company issued shares as follows:

Number of Shares
Issuance of common stock to employees and consultants	2,862,640
Issuance of common stock as incentive to extend a debt	200,000

As of April 2, 2018, the Company had outstanding 389,846,113 shares of common stock.

Between January 1, 2018 and April 2, 2018, the Company issued 1,000,000 warrants for services and employment, exercisable into one share of common stock of the Company for each warrant at a price of $0.20 per share. The warrants expire in 5 years.

Between January 1, 2018 and April 2, 2018, the Company borrowed $356,000. Terms of the loans are being negotiated.

Between January 1, 2018 and April 2, 2018, Cytocom raised $125,000 through the issuance of common stock. The selling price of the stock is being negotiated.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: April 2, 2018	By:	/s/ Noreen Griffin
	Name:	Noreen Griffin
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Aronstam
	Name:	Peter Aronstam
	Title:	Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Noreen Griffin	Director	April 2, 2018
Noreen Griffin

/s/ Paul Akin	Director	April 2, 2018
Paul Akin

/s/ Clifford Selsky	Director	April 2, 2018
Clifford Selsky

/s/ Edward Teraskiewicz	Director	April 2, 2018
Edward Teraskiewicz

98 | P a g e