Form 10-Q
period 2018-03-31
Immune Therapeutics, Inc.
filed 2018-05-15
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 15, 2018 there were 395,726,040 shares of Common Stock outstanding.

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

JUMPSTART OUR BUSINESS STARTUPS ACT

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2018, the last day of our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS

Current Assets:
Cash and cash equivalents	$30,401	$14,718
Inventories	158,648	178,098
Total current assets	189,049	192,816

Fixed Assets:
Computer equipment, net of accumulated depreciation of $9,148 and $8,714 respectively	4,066	2,529
Deposits	200	200

Total assets	$193,315	$195,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,411,809	$2,319,932
Accrued liabilities	2,842,822	2,489,404
Notes payable, net of debt discount	5,166,047	4,820,063
Derivative liability	931,519	1,669,532
Total current liabilities	11,352,197	11,298,931

Total liabilities	11,352,197	11,298,931

Commitments and Contingencies (Note 11)

Stockholders’ Deficit:
Common stock - par value $0.0001; 500,000,000 shares authorized; 389,846,113 and 386,782,473 shares issued and outstanding respectively	38,985	38,679
Additional paid in capital	367,247,514	366,625,144
Stock issuances due	31,992	103,226
Prepaid services	(101,667)	(226,667)
Accumulated deficit	(373,645,836)	(373,035,183)

Deficit attributable to common stockholders	(6,429,012)	(6,494,801)
Non-controlling interest	(4,729,870)	(4,608,585)
Total stockholders’ deficit	(11,158,882)	(11,103,386)
Total liabilities and stockholders’ deficit	$193,315	$195,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended
	March 31, 2018	March 31, 2017
Revenues, net	$65,013	$-
Cost of products sold	33,172	-
Gross profit	31,841	-
Operating expenses:
Selling, general and administrative	638,228	666,091
Research and development expense	129,191	118,656
Stock issued for services G&A	252,244	731,288
Depreciation and amortization expense	433	144
Total operating expenses	1,020,096	1,516,179

Loss from operations	(988,255)	(1,516,179)

Other income (expense):
Interest expense	(220,461)	(575,828)
Gain on Derivative Liability Revaluation	494,814
Loss on settlement of debt	(18,036)	(613,926
Total other income (expense)	256,317)	(1,189,754)
Net loss	$(731,938)	$(2,705,933)
Net loss attributable to non-controlling interest	(121,285)	(136,563)
Net loss attributable to common shareholders	(610,653)	(2,569,370)
Basic loss per share to common shareholders	$(0.00)	$(0.01)
Weighted average number of shares outstanding	387,621,835	259,291,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED MARCH 31, 2018

(Unaudited)

	Common Stock		Additional Paid-in	Stock To	Prepaid	Accumulated	Non-Controlling
	Shares	Amount	Capital	Be Issued	Services	Deficit	Interest	Total

Balance December 31, 2017	386,782,473	$38,679	$366,625,144	$103,226	$(226,667)	$(373,035,183)	$(4,608,585)	$(11,103,386)

Issuance of common stock for services	2,863,640	286	198,191	(71,234)	-	-	-	127,243

Amortization of prepaid services	-	-	-		125,000	-	-	125,000

Issuance of common stock in exchange for debt	-	-	243,199	-	-	-	-	243,199

Issuance of common stock for interest	200,000	20	5,980	-	-	-	-	6,000

Issuance of Cytocom common stock for sale and exercise of warrants	-	-	50,000	-	-	-	-	50,000

Issuance and modification of common stock warrants	-	-	125,000	-	-	-	-	125,000

Net loss	-	-	-	-	-	(610,653)	(121,285)	(731,938)

Balance as of March 31, 2018	389,846,113	38,985	367,247,514	31,992	(101,667)	(373,645,836)	(4,729,870)	(11,158,882)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(731,938)	$(2,705,933)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	434	144
Amortization of debt discount	100,318	35,346
Amortization of stock issued for prepaid services	125,000	365,834
Stock issued for services	127,243	365,455
Change in value of derivative	(494,814)	-
Loss on settlement of debt	18,036	613,926
Stock issued for origination fees and interest expense	6,000	-
Expenses paid by lender	54,661	-

Changes in operating assets and liabilities:
Inventories	19,450	-
Accounts payable	78,199	138,840
Accrued liabilities	241,595	656,958

Net cash used in operating activities	(455,816)	(529,430)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(1,971)	-

Net cash used in investing activities	(1,971)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of warrants	50,000	-
Payment of notes payable	-	(321,846)
Proceeds from issuance of notes payable	423,470	875,000

Net cash provided by financing activities	473,470	553,154

Net increase in cash and cash equivalents	15,683	23,724
Cash and cash equivalents at beginning of period	14,718	74,389
Cash and cash equivalents at end of period	$30,401	$98,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$15,210	$13,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount	$125,000	$50,000

Accrue shares to be issued for debt and accrued interest	$108,216	$362,700

Settlement of derivative liability	$243,199	$-

Shares issued for accounts payable and accrued expenses	$-	$339,339

Reclassification from debt to accounts payable	$17,284	$-

Cashless exercise of warrants	$-	$165

Estimated loss on debt conversion	$-	$215,000

Loss on debt conversion	$18,036	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

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

In December 2013, the Company formed a subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company transferred to Cytocom certain of its rights, title and interest in or relating to intellectual property (i) patents, patent applications, and all divisional, continuations and continuations-in-part thereof, together with all reissues, reexaminations, renewals and extensions thereof and all rights to obtain such divisionals, continuations and continuations-in-part, reissues, reexaminations, renewals and extensions, and all utility models and statutory invention registrations and any other such analogous rights, (ii) trademarks, service marks, Internet domain names, trade dress, trade styles, logos, trade names, services names, brand names, corporate names, assumed business names and general intangibles and other source identifiers of a like nature, together with the goodwill associated with any of the foregoing, and all registrations and applications for registrations thereof, together with all renewals and extensions thereof and all rights to obtain such renewals and extensions, (iii) copyrights, mask work rights, database and design rights, moral rights and rights in Internet websites, whether registered or unregistered and whether published or unpublished, all registrations and recordings thereof and all applications in connection therewith, together with all renewals, continuations, reversions and extensions thereof and all rights to obtain such renewals, continuations, reversions and extensions, and (iv) confidential and proprietary information, including, trade secrets and know-how. Cytocom licensed back to the Company a perpetual, non-exclusive, royalty-free right and license to use the assigned intellectual property for veterinary indications and for the marketing rights to emerging markets, access to all clinical data, use of the formulation for LDN and MENK. The parties have informally agreed that until such time as Cytocom was funded, the Company would be responsible for all payments to employees, ongoing general and administrative expenses, licensing fees, patent fees, and drug development costs. When Cytocom becomes self-sustaining and fully funded, it expects to reimburse the Company for all funds spent by the Company since the spin-out.

On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016. At December 31, 2017, the Company’s equity interest had been further reduced to 9.3%, by subsequent issuances of Cytocom common stock.

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

Going Concern

The Company experienced a net loss from operations of $988,255, and used cash and cash equivalents for operations in the amount of $455,816 during the quarter ended March 31, 2018, resulting in stockholder’s deficit of $11,158,882 at that date.

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through the sale of products, additional private or public debt or equity offerings, and it may also seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at March 31, 2018 was not sufficient to meet the cash requirements to fund planned operations for the next 12 months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 (including the notes thereto) set forth in Form 10-K.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2018, the Company had no cash balances in excess of insured limits.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the three months ended March 31, 2018 and March 31, 2017 was $433 and $144, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2018 and 2017, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2018, and 2017, the Company has not accrued any interest or penalties related to uncertain tax positions.

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC Topic 220, Income Statement - Reporting Comprehensive Income. This ASU allows for tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act to be reclassified as retained earnings. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect this guidance may have on its financial position, results of operations, comprehensive income, cash flows and disclosures.

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

Net Loss per Share of Common Stock

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

A calculation of basic net loss per share follows:

	For the three months ended March 31,
	2018	2017
Historical net loss per share:
Numerator
Net loss	$(731,938)	$(2,705,933)
Non-controlling interest	(121,285)	(136,563)
Net loss attributed to Common stockholders	$(610,653)	$(2,569,370)

Denominator
Weighted-average common shares outstanding—Denominator for basic net loss per share	387,621,835	259,291,541
Basic net loss per share attributed to common stockholders	$(0.00)	$(0.01)

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	For the three months ended March 31,
	2018	2017
Warrants to purchase Common stock	126,670,720	52,525,237

Recent Accounting Standards

During the quarter ended March 31, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Fixed Assets

	March 31, 2018	December 31, 2017
Fixed Assets:
Computer equipment	$13,214	$11,243
Less accumulated depreciation	(9,148)	(8,714)
Fixed assets, net	$4,066	$2,529

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31, 2018	December 31, 2017
Accrued payroll to officers and others	1,693,945	1,539,777
Accrued interest and penalties - notes payable	792,919	703,141
Estimated legal settlements	136,057	136,057
Other accrued liabilities	1,650	393
Estimated loss on note conversions	218,251	110,036
Derivative Liability	931,519	1,669,532

Total accrued expenses and other liabilities	$3,774,341	$4,158,936

5. Notes Payable

Notes payable consist of the following:

	March 31, 2018	December 31, 2017
Promissory note issued July 29, 2014 to Ira Gaines. In 2016, the maturity date on the note was extended to December 1, 2017. As of March 31, 2018, the note is in default. The note earns interest at a rate of 18% per annum.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and December 31, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Notes aggregating $286,000 were in default at March 31, 2018, as the Company was unable to pay installments on those notes on their due dates.	286,000	286,000

Promissory notes issued between May 1, 2015 and December 31, 2016, and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $505,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $200,000, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $705,994 were in default at March 31, 2018, as the Company was unable to repay those notes on their due dates.	705,994	705,994

Promissory notes issued by Cytocom Inc. between April 29, 2015 and December 31, 2015. Lenders earn interest at rates between 5% and 10% per annum. These notes mature on December 31, 2016. At March 31, 2018, the notes were in default.	425,000	425,000

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and at March 31, 2018 the note was in default.	97,737	97,737

Promissory note issued in July 2016. The note was repayable on October 5, 2016 but was extended to December 31, 2016. The note earns interest at 6% per month. The Company was unable to repay the note at maturity and at March 31, 2018 the note was in default.	50,000	50,000

Promissory note for $180,000 was issued in July 2016 with an original issue discount of $30,000. The note is repayable on April 7, 2017. The Company was unable to repay the note at maturity and at March 31, 2018 the note was in default. Under the terms of the note, the principal amount was increased in 2017 to $243,000, and interest accrued at 25% per annum. $161,976 of principal and $20,025 of accrued interest were converted into 7,447,448 shares, of which 5,500,000 shares were issued at year end. The Company has accrued a $243,199 derivative liability for the $81,024 principal balance attributable to the conversion feature contained in this note. The Note was settled in the quarter ended March 31, 2018.	-	81,024

Promissory notes issued in August 2016 for $149,854 as a settlement of amounts owed to a law firm. The notes accrue interest at 5% per annum and are payable in 18 equal monthly installments of $8,642. The note was in default on March 31, 2018. The balance due was moved to accounts payable.	-	17,284

Promissory notes issued between July 1, 2016 and December 31, 2016. Lenders earn interest at 2% per annum. The notes mature on December 31, 2017 and at March 31, 2018 the notes were in default.	206,000	206,000

Notes aggregating $1,354,000 issued in the fourth quarter of 2016. The notes accrue interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. As of March 31, 2018 the notes were in default	1,354,000	1,354,000

Notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and March 31, 2018. At March 31, 2018, the notes were in default	500,000	500,000

Promissory note issued January 25, 2017. The lenders earn interest at 7% per month. The note matures on July 5, 2017 and at March 31, 2018 the note was in default.	50,000	50,000

Notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between April 3, 2018 and May 31, 2018.	300,000	300,000

Notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and December 31, 2018.	191,800	191,800

Promissory note for $425,000 was issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the Holder an option to convert the note to stock. The Company has accrued a $931,519 derivative liability for the conversion right.	425,000	425,000

Notes aggregating $108,500 issued in the fourth quarter of 2017. The notes accrue interest at 2% per annum and mature on December 31, 2018.	105,500	105,500

Notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019.	47,975	-

Notes aggregating $125,000 issued in the first quarter of 2018. The notes accrue interest between 2% and 12% per annum and mature between April 2018 and June 2018. These notes include warrants between 5,000,000 and 20,000,000 shares with an exercise price of $0.005.	125,000	-

Promissory notes issued by Cytocom Inc. aggregating $296,000 issued in the first quarter of 2018. The notes accrue interest at 5% per annum and mature March 31, 2019.	296,000	-

Less: Original issue discounts on notes payable and warrants issued with notes.	(99,959)	(75,277)

Total	$5,166,047	$4,820,062

As of March 31, 2018, the Company had accrued $792,919 in unpaid interest and default penalties. During the quarter ended March 31, 2018, 0 shares with a fair value of $0 were issued by the Company for settlement of promissory notes.

As of March 31, 2017, the Company had accrued $2,412,535 in unpaid interest and default penalties. During the quarter ended March 31, 2017, 17,510,638 shares with a fair value of $809,925 were issued by the Company for settlement of promissory notes.

6. DERIVATIVE LIABILITIES

During the quarter ended March 31, 2018, notes payable aggregating $0 were issued as convertible debt or became convertible and qualified as a derivative liability under FASB ASC 815. In the first quarter 2018, notes payable with a derivative liability of $243,199 were converted, and the derivative liability on other notes payable was revalued from $1,426,333 to $931,519.

As of March 31, 2018, and December 31, 2017, the aggregate fair value of the outstanding derivative liability was $931,519 and $1,669,532 respectively. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the quarter ended March 31, 2018:

Three months ended March 31, 2018
Volatility	431.57%
Risk-free interest rate	2.30%
Expected dividends	-%
Expected term	1 year

The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of March 31, 2018:

	Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Conversion option derivative liability	-	-	931,519
Total liabilities	$-	$-	$931,519

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3)
Beginning balance	$1,669,532
Change in fair value	738,013
Ending balance	$931,519

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

As of March 31, 2018 and 2017, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of March 31, 2018, the Company had 389,846,113 shares of common stock outstanding, and 386,782,473 outstanding as of December 31, 2017.

Stock Warrants

In the quarter ended March 31, 2018, there were 42,510,818 new warrants issued by the Company.

There were no modifications of the terms of any warrants issued by the Company in the quarters ended March 31, 2018 and 2017.

Following is a summary of outstanding stock warrants at March 31, 2018 and activity during the three months then ended:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2017	84,287,402	$0.01-15.00	$0.33

Issued in 2018	42,510,818	$0.01-3.74	$0.22

Expired and forfeited	127,500	$15.00	$15.00

Exercised	-	$-	$

Warrants as of March 31, 2018	126,670,720	$0.01-15.00	$0.20

Summary of outstanding warrants as of March 31, 2018:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Second Quarter 2018	33,334	$15.00	0.25
Third Quarter 2018	250,000	$1.50	0.50
Fourth Quarter 2018	6,089,166	$1.00-1.50	0.75
First Quarter 2019	4,024,000	$0.50-2.00	1.00
Second Quarter 2019	135,000	$0.07-0.23	1.25
Third Quarter 2019	260,000	$0.50-1.50	1.50
Fourth Quarter 2019	17,131,090	$0.05-3.74	1.75
Second Quarter 2020	300,000	$0.50	2.25
Fourth Quarter 2020	1,000,000	$0.20	2.75
First Quarter 2021	12,600,000	$0.20	3.00
Second Quarter 2021	5,812,252	$0.01-0.20	3.25
Third Quarter 2021	5,016,667	$0.03-0.20	3.50
Second Quarter 2022	1,750,000	$0.15	4.25
Third Quarter 2022	2,650,000	$0.05-0.10	4.50
Fourth Quarter 2022	9,811,422	$0.08-0.29	4.75
First Quarter 2023	1,000,000	$0.03	5.00
Second Quarter 2023	2,000,000	$0.20	5.25
First Quarter 2024	35,000,000	$0.01	6.00
Second Quarter 2032	21,807,789	$0.01-0.07	14.25

	126,670,720	$0.01-15.00	0.20

8. Stock Compensation

Shares Issued for Services

During the quarters ended March 31, 2018 and 2017, the Company issued 2,863,640 and 6,045,460 shares of common stock respectively for consulting fees. The Company valued these shares at $198,477 and $365,455 respectively, based upon the fair market value of the common stock at the dates of the agreements. The consulting fees are amortized over the contract periods which are typically between 12 and 24 months. The amortization of prepaid services totaled $125,000 and $365,834 for the quarters ended March 31, 2018 and 2017.

9. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the quarters ended March 31, 2018 and 2017 because the Company incurred a net loss in both quarters.

On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which enacts a wide range of changes to the U.S. corporate income tax system. The impact of U.S. Tax Reform primarily represents the Company’s estimates of revaluing the Company’s U.S. deferred tax assets and liabilities based on the rates at which they are expected to be recognized in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for the 2018 tax year. Based on the Company’s historical financial performance, at December 31, 2017, the net deferred tax asset position was re-measured at the lower corporate rate of 21% and a tax expense was recognized to adjust net deferred tax assets to the reduced value.

Deferred tax assets:

	March 31, 2018	December 31, 2017

Net operating losses	$17,899,000	$18,102,000
Stock based compensation	39,134,000	39,054,000
Amortization, depreciation, and impairment	4,178,000	4,178,000
Capitalization of start-up costs for tax purposes	1,145,000	1,145,000
Loss on debt conversion of debt	573,000	569,000
Total deferred tax assets	62,929,000	63,048,000

Valuation allowance	(62,929,000)	(63,048,000)

Total deferred tax assets, net	$-	$-

The Company has recognized no tax benefit for the losses generated for the periods through March, 2018. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

Our effective tax rate for fiscal years 2018 and 2017 was 0%. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year, but are not consistent from year to year.

At December 31, 2017, we had estimated federal and state income tax net operating loss (“NOL”) carry-forwards of approximately $86,000,000, which will expire in 2032-2037.

	2018		2017
	Amount	Percent	Amount	Percent
Benefits for income tax at federal statutory rate	$128,000	21%	$874,000	34%
Permanent differences	104,000	17-%	137,000	-
Change in estimates	(232,000)	-	(1,011,000)	-
	$-	-%	$-	-%

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

In December of 2014, the Government of Malawi completed an oncology clinic at the Queen Elizabeth Central Hospital in Blantyre, Malawi for the treatment of cancer and infectious diseases. In 2015, the Company submitted protocols seeking permission from the Pharmacy, Medicines and Poisons Board of Malawi (“PMPB”) to conduct two trials involving Lodonal™ in Malawi:

a.	The first protocol, submitted jointly with The Jack Brewer Foundation (“JBF Worldwide”), received PMPB approval on November 11, 2015. The protocol covers a 12-month trial for a “Single Visit Approach to Cervical Cancer Prevention.” The approach is designed to deliver a preventive and simple procedure that can be performed in a clinical setting without the use of a laboratory and to allow for immediate treatment of any precancerous lesions utilizing Wallach LL100 Cryosurgical systems. The protocol provides for 50% of the patient group to be put on Lodonal™ to determine if the drug lowers the number of opportunistic infections during the year, and if it can be shown that LDN increases CD4, CE8, NK and T cell count, which would show that the incidence rates of opportunistic infection could decrease with Lodonal™ and that Lodonal™ could be used as a prophylaxis to prevent substantial HIV-related morbidity in Malawi. The PMPB approved the trial in late 2016, recruitment began in late 2016 and the trial is now ongoing.

b.	The second protocol, which has not yet been approved, covers a trial using Lodonal™ for the treatment of cancer. The Company has put this trial on hold as it may not be necessary with the approval in Nigeria in addition to the pending approval in Kenya and Senegal for Lodonal™ for the treatment of cancer.

Distribution Agreements in Nigeria

Effective November 9, 2012, we signed an exclusive Distribution Agreement with G-Ex Technologies/St. Maris Pharma and GB Pharma Holdings, LLC for the Federal Republic of Nigeria. The parties were unable to perform under the agreement because a certificate of free sale was not obtained by the Company until November of 2013, and no extension of the contract was granted.

In October 2013, the Company announced the signing of a Distribution Agreement with AHAR Pharma, a Nigerian company, to market Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer. AHAR intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The first deliveries under the agreement took place in February 2018. Under the original agreement, the Company is obligated to provide delivery of an initial supply of between 1 million and 1.5 million doses of Lodonal™ product to cover AHAR Pharma’s first-year purchase commitment. These commitments are currently under review by the parties.

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

Special Toxicology Studies (planned)

Pursuant to the Amendment, Qianjiang Pharmaceutical has made certain funds available from the co-administrative account opened by Qianjiang Pharmaceutical under the Venture Agreement, in accordance with an approved budget and timeline set forth in the Amendment. A portion of these funds are expected to be used by Cytocom to run PK and Dosing trials for MENK in the United States in 2018. The Amendment requires Cytocom and Qianjiang Pharmaceutical to meet with the China State Food and Drug Administration to determine that PK and Dosing Trials completed in the United States will be acceptable. All developments and trials run by Cytocom in the U.S. or the European Union will be used for requesting registration approval in China.

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

On October 25, 2016, the Company and Acromax Dominicana, SA (“Acromax”), which is based in the Dominican Republic, entered into a contract for manufacturing of LDN tablets, capsules and/or creams (“Agreement”). Subject to the terms and conditions of the Agreement, Acromax will obtain all necessary licenses and permits to carry out the manufacturing and packaging of LDN in exchange for a fixed fee per tablet plus an additional fee for packaging, shipping and customs clearance. The Agreement has an initial term of five years unless terminated by either party in accordance with the terms.

Operating Leases

At March 31, 2018, the Company was a party to agreements to lease office space in Orlando, Florida. Rental expense for the three months ended March 31, 2018 and 2017 was $4,281 and $4,129 respectively.

Legal Proceedings

None.

12. Subsequent Events

The Company issued 5,879,927 shares of common stock between March 31, 2018 and May 15, 2018, all of which were for debt conversions.

As of May 15, 2018, the Company had outstanding 395,726,040 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements and Associated Risks

This section and other parts of this Form 10-Q contain forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on April 2, 2018 (the “2017 Form 10-K”) under the heading “Risk Factors”.

The following discussion should be read in conjunction with the 2017 Form 10-K and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months, or periods of those fiscal years. Each of the terms the “Company”, “we”, “us” or “our” as used herein refers collectively to Immune Therapeutics, Inc. and its subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

In December 2013, the Company formed a subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company transferred to Cytocom certain of its rights, title and interest in or relating to intellectual property (i) patents, patent applications, and all divisional, continuations and continuations-in-part thereof, together with all reissues, reexaminations, renewals and extensions thereof and all rights to obtain such divisionals, continuations and continuations-in-part, reissues, reexaminations, renewals and extensions, and all utility models and statutory invention registrations and any other such analogous rights, (ii) trademarks, service marks, Internet domain names, trade dress, trade styles, logos, trade names, services names, brand names, corporate names, assumed business names and general intangibles and other source identifiers of a like nature, together with the goodwill associated with any of the foregoing, and all registrations and applications for registrations thereof, together with all renewals and extensions thereof and all rights to obtain such renewals and extensions, (iii) copyrights, mask work rights, database and design rights, moral rights and rights in Internet websites, whether registered or unregistered and whether published or unpublished, all registrations and recordings thereof and all applications in connection therewith, together with all renewals, continuations, reversions and extensions thereof and all rights to obtain such renewals, continuations, reversions and extensions, and (iv) confidential and proprietary information, including, trade secrets and know-how. Cytocom licensed back to the Company a perpetual, non-exclusive, royalty-free right and license to use the assigned intellectual property for veterinary indications and for the marketing rights to emerging markets, access to all clinical data, use of the formulation for LDN and MENK. The parties have informally agreed that until such time as Cytocom was funded, the Company would be responsible for all payments to employees, ongoing general and administrative expenses, licensing fees, patent fees, and drug development costs. When Cytocom becomes self-sustaining and fully funded, it expects to reimburse the Company for all funds spent by the Company since the spin-out.

On December 8, 2014, the number of Cytocom Inc. shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the transaction, Cytocom Inc. issued 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom Inc. on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016. At December 31, 2018, the Company’s equity interest had been further reduced to 9.3%, by subsequent issuances of Cytocom common stock.

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

We had revenues from operations of $65,013 for the three months ended March 31, 2018, compared to $0 for the three months ended March 31, 2017. In February 2018, the Company reported the first shipments of LodonalTM to Nigeria.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended March 31, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2018	2017
Selling, general and administrative	$638	$666
Increase/(decrease) from prior year	$(28)	$(273)
Percent increase/(decrease) from prior year	(4)%	(29)%

For the three months ended March 31, 2018 and 2017, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2018	2017
Stock listing and investor relations expenses	$10	$10
Consulting and contractors	143	189
Payroll	321	226
Professional fees	47	108
Travel	32	12
Other expenses	85	121

In the three months ended March 31, 2018, total cash and cash accruals for selling, general and administrative expense was $638 compared to $666 for the corresponding period in 2017, a decrease of $28 or 4%. Significant cash items included:

●	consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $143 in 2018, a decrease of $46 or 24% over the $189 spent in 2017. The decrease was the result primarily of the expiration of certain consulting contracts by the end of 2017;

●	professional fees for legal, tax and accounting services in the amount of $47 in 2018, a decrease of $61 or 57% over the $108 spent in 2017. The decrease was primarily due to lower legal fees incurred in the first quarter of 2018;

●	payroll in the amount of $321 in 2018, an increase of $95 or 42% over the $226 spent in 2017. The increase reflects accruals for compensation accrued to Cytocom executives appointed in 2018; and

●	travel in the amount of $32 in 2018, an increase of $20 or 167% over the $12 spent in 2017, reflecting increased travel for investor relations in 2018.

Research and development

R&D expenses and related percentages for the three months ended March 31, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2018	2017
Research and development	$129	$119
Increase from prior year	$10	$138
Percent increase/(decrease) from prior year	9%	100%

Expenses for research and development in the three months ended March 31, 2018 increased by 9% compared to expenses in the same period in 2017. The increase reflects greater legal fees and an increase in use of contracted services in 2018 to maintain patents and licenses, offset by lower patent expenses.

Significant items included:

●	payments for contracted services, $49 in 2018, an increase of $24 or 92% over the $25 spent in 2017;

●	payments for professional fees of $55 in 2018, an increase of $16 or 41% over the $39 spent in 2017, reflecting the increased cost in maintaining patents and licenses worldwide;

●	Patent expenses of $25 in 2018, a decrease of $30 or 55% over the $55 spent in 2017. In 2018, the Company is no longer obligated to pay certain expenses related to the Bihari patents.

Approximately 95% of the R&D spending in the first quarter of 2018 was for LDN, unchanged from the same period in 2017.

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

Amortization of amounts recorded as Prepaid Services for stock issued for services G&A and related percentages for the three months ended March 31, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2018	2017
Amortization of prepaid consulting expense G&A	$125	$481
Percentage decrease from prior year	(74)%	(28)%

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services had been fully amortized in prior years.

The number of shares issued for prepaid consulting services G&A in the three months ending March 31, 2018 was 2,863,640 (6,045,460 in the corresponding period in 2017).

Prepaid consulting services G&A in the three months ended March 31, 2018 consisted of the following:

Amortization of cost of stock issued prior to 2017	$90
Amortization of cost of stock issued in 2017	35
Amortization of cost incurred for new stock issued in the three months ended March 31, 2018 under consulting contracts entered into in 2018	-

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

In the three months ended March 31, 2018, the Company issued 42,510,818 warrants to stockholders at an exercise price range of $0.005 to $12.00, for which it recorded an expense of $125,000.

In the three months ended March 31, 2017, the Company issued no warrants to stockholders.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. All of the Company’s patents and licenses were fully amortized by December 31, 2016.

Depreciation expense for the three months ended March 31, 2018 and 2017 was as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2018	2017
Depreciation expense	$-	$-
Decrease from prior year	$-	$(1)
Percentage increase/(decrease) from prior year	-%	(100)%

Interest Expense

Interest expense for the three months ended March 31, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2018	2017
Interest expense	$220	$576
Increase from prior year	$(356)	$275
Percentage increase from prior year	(62)%	91%

The decrease in interest expense reflects the elimination of payment of interest on a note as a result of repayment of that note in the second quarter of 2017; the Company had been required to accrue a significant penalty on that note due to late repayment in the first quarter of 2017.

Loss on settlement of debt

In three months ended March 31, 2018, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded an expense of $18, reflecting the fair value of the shares of common stock issued in exchange for the debt. In three months ended March 31, 2017, the Company recorded an expense of $614, reflecting the fair value of the shares of common stock issued in exchange for the debt.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $30,401 at March 31, 2018, compared to $98,113 at March 31, 2017.

For the three months ended March 31, 2018 and 2017, net cash used in operating activities from operations was $455,816 and $529,430, respectively.

$1,971 was used in investing activities for the three months ended March 31, 2018; no cash was used in the corresponding period in 2017.

During the three months ended March 31, 2018 proceeds from the sale of stock and exercise of stock warrants totaled $50,000 compared to $0 for the corresponding period in 2017. We also received $468,975 from the issuance of notes payable in three months ended March 31, 2018, compared to $875,000 in 2017. There were $0 of loan repayments made in cash in the three months ended March 31, 2018 ($321,846 in 2017).

The Company generated revenues from sales in the first quarter of 2018. If the Company is unable to generate sufficient cash flows from future sales, or if it does not raise additional working capital to meet all of its operating obligations and expenditures, the Company may have to modify its business plan.

In addition to the cost of its ongoing operations, the Company expects it will incur future research and development expenditures in the next 12 months through Cytocom. Cytocom plans to conduct Phase II and Phase IIB trials for the treatment of Crohn’s disease. Cytocom will need approximately $7-$15 million to fully develop products and for Phase III clinical trials for Crohn’s disease. We expect that two-thirds of this amount will be spent by Cytocom in the USA, the balance for international trials. Cytocom trials are expected to be split evenly between LDN and MENK. The international trials will focus the use of MENK for treatment of cancer in Africa.

If the trials do not commence before the end of 2018, the Company will be required to make a payment of $100,000 in December 2018 under its license agreements. In prior years, the Company has been able to raise funds through sales of notes payable to cover this obligation, and it expects to do the same if the payment becomes due in December 2018.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2018 and 2017, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Management assessed the effectiveness of the internal controls over financial reporting as of March 31, 2018, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of March 31, 2018, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended March 31, 2018, the Company issued a total of 3,063,640 shares of common stock (net of stock cancellations. 25,212,545 shares of common stock were issued in the same period in 2017). 200,000 of those shares were issued to settle amounts owed under notes payable, including accrued and unpaid interest as applicable, to common stock as repayment of the notes (17,510,638 in 2017). 0 shares were issued to settle amounts owed to certain of the Company’s vendors and employees (0 in 2017).

In total, the Company received $0 as consideration for the exercise of previously-issued warrants ($0 in 2017) and $50,000 for the purchase of common stock ($25,000 in 2017), for an aggregate sum of $50,000.

The following table lists all securities issued during in the three months ended March 31, 2018 without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number	Purchaser	Proceeds		Consideration	Exemption
1/24/2018	Common Stock Purchase	200,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

2/9/2018	Common Stock Purchase	181,820	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

2/9/2018	Common Stock Purchase	181,820	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

3/13/2018	Common Stock Purchase	500,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

3/13/2018	Common Stock Purchase	500,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

3/13/2018	Common Stock Purchase	1,500,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at March 31, 2018, certain promissory notes on which the Company was in arrears on payments of principal as follows:

1.	Promissory note issued July 29, 2014 for $100,000. As of March 31, 2018, the note is in default. The note earns interest at a rate of 18% per annum.

2.	Promissory notes issued between November 26, 2014 and December 31, 2015. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Notes aggregating $286,000 were in default at March 31, 2018, as the Company was unable to pay installments on those notes on their due dates.

3.	Promissory notes issued between May 1, 2015 and December 31, 2016, and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $505,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $200,000, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $705,994 were in default at March 31, 2018, as the Company was unable to repay those notes on their due dates.

4.	Promissory notes issued by Cytocom Inc. between April 29, 2015 and December 31, 2015 totaling $425,000. Lenders earn interest at rates between 5% and 10% per annum. These notes mature on December 31, 2016. At March 31, 2018, the notes were in default.

5.	Promissory notes totaling $97,737 issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and at March 31, 2018 the notes were in default.

6.	Promissory note issued in July 2016 for $50,000. The note was repayable on October 5, 2016 but was extended to December 31, 2016. The note earns interest at 6% per month. The Company was unable to repay the note at maturity and at March 31, 2018 the note was in default.

7.	Promissory notes for $206,000 issued between July 1, 2016 and December 31, 2016 The notes mature on December 31, 2017. Lenders earn an interest rate of 2% per annum The Company was unable to repay the note at maturity and at March 31, 2018 the notes were in default.

8.

Promissory notes totaling $1,354,000 issued in the fourth quarter of 2016. The lenders earn interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. The Company was unable to repay the note at maturity and at March 31, 2018 the notes were in default.

9.

Promissory note for $50,000 issued January 25, 2017. The lenders earn interest at 7% per month. The note matures on July 15, 2017. The Company was unable to repay the note at maturity and at March 31, 2018 the note was in default.

10.	Promissory note for $425,000 was issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the Holder an option to convert the note to stock. The Company has accrued a $931,519 derivative liability for the conversion right.

At March 31, 2018, the Company had insufficient cash on hand to repay these notes.

ITEM 6. EXHIBITS

Exhibit Number	Name of Exhibit

10.23	Loan agreement and promissory note with Joel Yanowitz, dated January 9, 2018, for $50,000.

10.24	Loan agreement and promissory note with Rogoff Family Trust, dated February 13, 2018, for $50,000.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: May 15, 2018	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

Immune Therapeutics, Inc.

Date: May 15, 2018	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer

