Form 10-Q
period 2018-06-30
Immune Therapeutics, Inc.
filed 2018-08-14
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 12, 2018 there were 408,963,109 shares of Common Stock outstanding.

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

JUMPSTART OUR BUSINESS STARTUPS ACT

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2017, the last day of our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS

Current Assets:
Cash and cash equivalents	$-	$14,718
Inventories	158,648	178,098
Total current assets	158,648	192,816

Fixed Assets:
Computer equipment, net of accumulated depreciation of $9,581 and $8,714 respectively	3,632	2,529
Investment in affiliate, equity method	1,189	-
Deposits	200	200

Total assets	$163,669	$195,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,689,455	$2,319,932
Accrued liabilities	3,674,186	2,489,404
Notes payable, net of debt discount	4,407,506	4,820,063
Derivative liability	-	1,669,532
Total current liabilities	9,771,147	11,298,931

Total liabilities	9,771,147	11,298,931

Commitments and Contingencies (Note 10)

Stockholders’ Deficit:
Common stock - par value $0.0001; 500,000,000 shares authorized; 398,828,313 and 386,782,473 shares issued and outstanding respectively	39,883	38,679
Additional paid in capital	367,811,230	366,625,144
Stock issuances due	205,759	103,226
Prepaid services	-	(226,667)
Accumulated deficit	(377,664,350)	(373,035,183)

Deficit attributable to common stockholders	(9,607,478)	(6,494,801)
Non-controlling interest	-	(4,608,585)
Total stockholders’ deficit	(9,607,478)	(11,103,386)
Total liabilities and stockholders’ deficit	$163,669	$195,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues, net	$-	$-	$65,013	$-
Cost of products sold	$-	$-	$33,172	$-
Gross profit	$-	$-	$31,841	$-
Operating expenses
Selling, general and administrative	1,120,136	555,782	1,758,364	1,221,873
Research and development expense	56,501	134,115	185,692	252,770
Stock issued for services G&A	401,332	360,001	653,575	1,091,290
Warrant valuation	-	317,898	-	317,898
Depreciation and amortization expense	433	144	867	288
Total operating expenses	1,578,402	1,367,940	2,598,498	2,884,119

Loss from operations	(1,578,402)	(1,367,940)	(2,566,657)	(2,884,119)

Other income (expense):
Interest expense	(241,511)	(128,082)	(461,972)	(703,911)
Loss on deconsolidation	(2,791,172)	-	(2,791,172)	-
Gain/(Loss) on derivative	263,474	-	758,288	-
Gain/(Loss) on settlement of debt	-	1,644,657	(18,036)	1,030,732)
Total other income (expense)	(2,769,209)	1,516,575	(2,512,892)	326,821)

Net income/(loss) before income taxes	(4,347,611)	148,635	(5,079,549)	(2,557,298)
Income taxes	-	-	-	-
Net income/(loss)	$(4,347,611)	$148,635	$(5,079,549)	$(2,557,298)
Net income/(loss) attributable to non-controlling interest	(329,097)	(131,519)	(450,382)	(268,082)
Net income/(loss) attributable to common shareholders	$(4,018,514)	$280,154	$(4,629,167)	$(2,289,216)

Basic and diluted loss per share attributable to common shareholders	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	395,149,691	313,578,281	391,385,764	281,886,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED June 30, 2018

(Unaudited)

	Common Stock		Additional Paid-in	Stock To	Prepaid	Accumulated	Non-Controlling
	Shares	Amount	Capital	Be Issued	Services	Deficit	Interest	Total

Balance December 31, 2017	386,782,473	$38,679	$366,625,144	$103,226	$(226,667)	$(373,035,183)	$(4,608,585)	$(11,103,386)

Issuance of common stock for services	3,238,640	323	324,053	102,533	-	-	-	426,909

Amortization of prepaid services	-	-	-		226,667	-	-	226,667

Issuance of common stock in exchange for debt	8,607,200	861	450,553	-	-	-	-	451,414

Issuance of common stock for interest	200,000	20	5,980	-	-	-	-	6,000

Issuance of Cytocom common stock for sale and exercise of warrants	-	-	240,500	-	-	-	-	240,500

Issuance and modification of common stock warrants	-	-	165,000	-	-	-	-	165,000

Elimination of Cytocom noncontrolling interest and deconsolidation	-	-	-	-	-	-	5,058,967	5,058,967

Net loss	-	-	-	-	-	(4,629,167)	(450,382)	(5,079,549)

Balance as of June 30, 2018	398,828,313	39,883	367,811,230	205,759	-	(377,664,350)	-	(9,607,478)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,079,549)	$(2,557,298)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	867	288

Stock issued, and amortization of stock issued, for prepaid services	226,667	885,835
Loss on settlement of debt	18,036	(1,030,732)
Stock issued for services	426,909	523,354
Amortization of debt discount	222,777	60,347
Change in value of derivative	(758,288)	-
Expenses paid by lender	54,661	-
Loss on deconsolidation	2,791,172	-
Stock issued for interest	6,000	-
Changes in operating assets and liabilities:
Accounts payable	521,798	239,789
Accounts receivable	-	-
Inventories	19,450	-
Accrued liabilities	679,413	647,366
Prepaid expenses and deposits	-	-

Net cash used in operating activities	(870,087)	(1,231,051)

CASH FLOWS FROM INVESTING ACTIVITIES
Deconsolidation of subsidiary	(11,631)	-
Purchase of computer equipment	(1,970)	(1,505)
Net cash used in investing activities	(13,601)	(1,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of warrants	240,500	500,000
Payment of notes payable	-	(321,846)
Proceeds from issuance of notes payable	628,470	1,025,000

Net cash provided by financing activities	868,970	1,203,154
Net increase (decrease) in cash	(14,718)	(29,402)

Cash and cash equivalents at beginning of period	14,718	74,389
Cash and cash equivalents at end of period	$0	$44,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$34,711	$9,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount	$165,000	$50,000

Conversion of debt and accrued interest to common stock	$214,215	$2,906,000

Settlement of derivative liability	$243,199	$-

Deconsolidation of Cytocom, Inc.	$2,278,237	$-

Shares issued for accounts payable and accrued expenses	$-	$254,738

Cashless exercise of warrants	$-	$260

Gain/(loss) on debt conversion	$18,036

Estimated gain/(loss) on debt conversion	$-	$215,000

Reclassification from notes payable to accounts payable	$17,284	$-

Accounts payable paid directly by lender	$54,661	$263,446

Settlement paid by lender	$-	$150,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

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

In December 2013, the Company formed a subsidiary, Cytocom Inc. (“Cytocom”), to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom to its shareholders. As part of the transaction (“Original Agreement”), the Company transferred to Cytocom certain of its rights, title and interest in or relating to intellectual property (i) patents, patent applications, and all divisional, continuations and continuations-in-part thereof, together with all reissues, reexaminations, renewals and extensions thereof and all rights to obtain such divisionals, continuations and continuations-in-part, reissues, reexaminations, renewals and extensions, and all utility models and statutory invention registrations and any other such analogous rights, (ii) trademarks, service marks, Internet domain names, trade dress, trade styles, logos, trade names, services names, brand names, corporate names, assumed business names and general intangibles and other source identifiers of a like nature, together with the goodwill associated with any of the foregoing, and all registrations and applications for registrations thereof, together with all renewals and extensions thereof and all rights to obtain such renewals and extensions, (iii) copyrights, mask work rights, database and design rights, moral rights and rights in Internet websites, whether registered or unregistered and whether published or unpublished, all registrations and recordings thereof and all applications in connection therewith, together with all renewals, continuations, reversions and extensions thereof and all rights to obtain such renewals, continuations, reversions and extensions, and (iv) confidential and proprietary information, including, trade secrets and know-how. Cytocom licensed back to the Company a perpetual, non-exclusive, royalty-free right and license to use the assigned intellectual property for veterinary indications and for the marketing rights to emerging markets, access to all clinical data, use of the formulation for LDN and MENK.

The Original Agreement also granted the Company rights to market Lodonal™ and Met-Enkephalin (“MENK”) in “Emerging Markets,” which included all countries excluding Canada, Italy, Japan, France, Germany, United Kingdom, European Community and the United States. Pursuant to the Original Agreement, the Company was required to pay Cytocom a 5% royalty on all sales all ongoing drug development and fees due in connection with the underlying patents until such time as Cytocom was funded.

On December 8, 2014, the number of Cytocom shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the above-mentioned transaction to transfer intellectual property to Cytocom, Cytocom issued an additional 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016.

On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Cytocom. The Restated Agreement restates the licensing arrangement between the Company and Cytocom as provided by the Original Agreement. The Restated Agreement grants the Company distribution and marketing rights for Lodonal™ and MENK for humans in Emerging Markets. In addition, the Company has been granted the rights to distribute and market Lodonal™ and MENK for animal use in the United States. The royalty due to Cytocom has been reduced from 5% to 1% of sales and the Company no longer has any ongoing obligations to pay for costs in connection with the assets of Cytocom.

On June 4, 2018, the Company and Cytocom entered into a Stock Purchase Agreement (the “Stock Agreement. Pursuant to the Stock Agreement, the Company cancelled approximately $4,000,000 of debt owed to it by Cytocom in exchange for ten percent (10%) of the issued and outstanding common stock of Cytocom, as calculated on a fully diluted basis. The Restated Agreement was a condition of the Stock Agreement.

At June 30, 2018, the Company’s equity interest in Cytocom stood at 16.95% of Cytocom’s common stock issued and outstanding on that date.

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

Today, the Company is a clinical late-stage T-Cell Activation biopharmaceutical company focused on the development immunotherapies for the treatment of autoimmune and inflammatory conditions, cancer, HIV/AIDS and animal diseases on a global basis.

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

Going Concern

The Company experienced a net loss from operations of $2,566,657, and used cash and cash equivalents for operations in the amount of $870,087 during the quarter ended June 30, 2018, resulting in stockholder’s deficit of $9,607,478 at that date.

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through the sale of products, additional private or public debt or equity offerings, and it may also seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at June 30, 2018 was not sufficient to meet the cash requirements to fund planned operations for the next 12 months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue for the year ended December 31, 2017. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Non-Controlling Interest in Consolidated Subsidiaries

Prior to May 1, 2018, the Company consolidated Cytocom. On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Cytocom, Inc., in accordance with which the Company no longer has any ongoing obligations to pay for costs in connection with the assets of Cytocom. On June 4, 2018, the Company and Cytocom entered into a Stock Purchase Agreement (the “Stock Agreement”). Pursuant to the Stock Agreement, the Company cancelled approximately $4,000,000 of debt owed to it by Cytocom in exchange for ten percent (10%) of the issued and outstanding common stock of Cytocom, as calculated on a fully diluted basis on June 4, 2018. At June 30, 2018, the Company’s equity interest in Cytocom stood at 16.95% of Cytocom’s common stock issued and outstanding. Accordingly, the Company deconsolidated Cytocom as of May 1, 2018, and accounts for its retained interest in Cytocom under the equity method of accounting, with the Company’s share of Cytocom’s earnings recorded in “loss from equity method investment” in the consolidated statements of operations. The condensed consolidated financial statements as of June 30, 2018 exclude the assets, liabilities and operating results of Cytocom after May 1, 2018.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2018, the Company had no cash balances in excess of insured limits.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the three months ended June 30, 2018 and June 30, 2017 was $433 and $144, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2018 and 2017, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2018, and 2017, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

A calculation of basic net loss per share follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Net Profit/(Loss)	$(4,347,611)	$148,635	$(5,079,549)	$(2,557,298)
Weighted-average common shares outstanding
Basic and diluted:	395,149,691	304,232,895	391,385,764	281,886,367

Weighted-average common stock
Equivalents
Stock options	-	-	-	-
Warrants	-	9,345,386	-	-
Convertible notes	-	-	-	-

Weighted-average common shares outstanding
Diluted	395,149,691	313,578,281	391,385,764	281,886,367

Profit/(Loss) per share outstanding
Basic and diluted	$(0.01)	$0.00	$(0.01)	$(0.01)

The Company’s potential dilutive securities, which include warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

Recent Accounting Standards

During the quarter ended June 30, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Fixed Assets

	June 30, 2018	December 31, 2017
Fixed Assets:
Computer equipment	$13,213	$11,243
Less accumulated depreciation	(9,581)	(8,714)
Fixed assets, net	$3,632	$2,529

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Investments: Deconsolidation of Cytocom

In accordance with the May 1, 2018 “Restated Agreement” with Cytocom, the Company no longer has any ongoing obligations to pay for costs in connection with the assets of Cytocom. Accordingly, effective May 1, 2018, the Company deconsolidated Cytocom. However, the Company exercises influence through its retained equity interest and through representation on Cytocom’s board of directors. As a result, the Company uses the equity method to account for its retained interest in Cytocom

The Company recorded an equity method investment in Cytocom of $1,189, the par value of Cytocom common stock multiplied by the number of shares owned by the Company, due to the negative equity associated with Cytocom’s underlying financial position.

Summarized income information for Cytocom for the three months ended June 30, 2018 is as follows:

Three Months Ended June 30, 2018
(in thousands)
Operating revenues	$-
Operating loss	$(248)
Net loss	$(259)

Immune Therapeutics’ equity in earnings, net	$(44)

Summarized balance sheet information for Cytocom at June 30, 2018 is as follows:

June 30, 2018
(in thousands)
Cash and cash equivalents	$16
Other assets	$-
Accounts payable	$1,170
Notes payable	991

5. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30, 2018	December 31, 2017
Accrued payroll to officers and others	2,029,743	1,539,777
Accrued interest and penalties - notes payable	774,793	703,141
Estimated legal settlements	136,057	136,057
Other accrued liabilities	512	393
Estimated loss on note conversions	110,036	110,036
Derivative Liability	623,045	1,669,532

Total accrued expenses and other liabilities	$3,674,186	$4,158,936

6. Notes Payable

Notes payable consist of the following:

	June 30, 2018	December 31, 2017
Promissory note issued July 29, 2014 to Ira Gaines. In 2016, the maturity date on the note was extended to December 1, 2017. As of June 30, 2018, the note is in default. The note earns interest at a rate of 18% per annum.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and December 31, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. These notes were in default at June 30, 2018, as the Company was unable to pay installments on their due dates.	286,000	286,000

Promissory notes issued between May 1, 2015 and December 31, 2016, and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $375,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $200,000, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $575,994 were in default at June 30, 2018, as the Company was unable to repay those notes on their due dates. $130,000 of the notes were deconsolidated on May 1, 2018.	575,994	705,994

Promissory notes issued by Cytocom between April 29, 2015 and December 31, 2015. Lenders earn interest at rates between 5% and 10% per annum. These notes mature on December 31, 2016. At June 30, 2018, the notes were in default. These notes were deconsolidated on May 1, 2018.	-	425,000

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and at June 30, 2018 the note was in default.	97,737	97,737

Promissory note issued in July 2016. The note was repayable on October 5, 2016 but was extended to December 31, 2016. The note earns interest at 6% per month. The Company was unable to repay the note at maturity and at June 30, 2018 the note was in default.	50,000	50,000

Promissory note for $180,000 was issued in July 2016 with an original issue discount of $30,000. The note is repayable on April 7, 2017. The Company was unable to repay the note at maturity and at June 30, 2018 the note was in default. Under the terms of the note, the principal amount was increased in 2017 to $243,000, and interest accrued at 25% per annum. $161,976 of principal and $20,025 of accrued interest were converted into 7,447,448 shares, of which 5,500,000 shares were issued at the end of 2017. The Company has accrued a $243,199 derivative liability for the $81,024 principal balance attributable to the conversion feature contained in this note. The note was settled in the quarter ended March 31, 2018.	-	81,024

Promissory notes issued in August 2016 for $149,854 as a settlement of amounts owed to a law firm. The notes accrue interest at 5% per annum and are payable in 18 equal monthly installments of $8,642. The note was in default on June 30, 2018. The balance due was reclassified as accounts payable.	-	17,284

Promissory notes issued between July 1, 2016 and December 31, 2016. Lenders earn interest at 2% per annum. The notes mature on December 31, 2017, and at June 30, 2018 the notes were in default.	206,000	206,000

Notes aggregating $1,354,000 issued in the fourth quarter of 2016. The notes accrue interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. As of June 30, 2018 the notes were in default.	1,354,000	1,354,000

Notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and March 31, 2018. At June 30, 2018, the notes were in default.	500,000	500,000

Promissory note issued January 25, 2017. The lenders earn interest at 7% per month. The note matures on July 5, 2017 and at June 30, 2018 the note was in default.	50,000	50,000

Notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between April 3, 2018 and May 31, 2018. At June 30, 2018, the notes were in default.	300,000	300,000

Notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and December 31, 2018. At June 30, 2018, $50,000 of the notes were in default.	191,800	191,800

Promissory note for $425,000 was issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the holder an option to convert the note to stock. In 2018, $55,000 was converted to stock. The Company has accrued a $623,045 derivative liability for the remaining conversion right.	370,000	425,000

Notes aggregating $105,500 issued in the fourth quarter of 2017. The notes accrue interest at 2% per annum and mature on December 31, 2018.	105,500	105,500

Notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019. At June 30, 2018, $10,000 of the notes were in default.	47,975	-

Notes aggregating $125,000 issued in the first quarter of 2018. The notes accrue interest between 2% and 12% per annum and mature between April 2018 and June 2018. These notes include warrants between 5,000,000 and 20,000,000 shares with an exercise price of $0.005. At June 30, 2018, the notes were in default.	125,000	-

Promissory notes issued by Cytocom aggregating $296,000 issued in the first quarter of 2018. The notes accrue interest at 5% per annum and mature March 31, 2019. These notes were deconsolidated on May 1, 2018.	-	-

Notes aggregating $65,000 issued in the second quarter of 2018. The notes accrue interest of 2% per annum and mature between July 2018 and October 2018. These notes include warrants between 1,000,000 and 5,000,000 shares with an exercise price of $0.005. At June 30, 2018, $55,000 of the notes were in default.	65,000	-

Notes aggregating $140,000 issued by Cytocom in the second quarter of 2018. The notes accrue interest of 2% per annum and mature between May 2019 and June 2019. These notes were deconsolidated on May 1, 2018.	-	-

Less: Original issue discounts on notes payable and warrants issued with notes.	(17,500)	(75,277)

Total	$4,407,506	$4,820,062

As of June 30, 2018, the Company had accrued $774,793 in unpaid interest and default penalties. During the quarter ended June 30, 2018, 8,607,200 shares with a fair value of $451,514 were issued by the Company for settlement of promissory notes.

As of June 30, 2017, the Company had accrued $517,467 in unpaid interest and default penalties. During the quarter ended June 30, 2017, 20,282,473 shares with a fair value of $874,024 were issued by the Company for settlement of promissory notes.

7. Derivative Liabilities

During the quarter ended June 30, 2018, notes payable aggregating $0 were issued as convertible debt or became convertible and qualified as a derivative liability under FASB ASC 815. In the second quarter 2018, notes payable with a derivative liability of $55,000 were converted, and the derivative liability on other notes payable was revalued from $931,519 to $623,045.

As of June 30, 2018, and December 31, 2017, the aggregate fair value of the outstanding derivative liability was $623,045 and $1,669,532 respectively. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the quarter ended June 30, 2018:

Three months ended June 30, 2018
Volatility	236.5%
Risk-free interest rate	2.61%
Expected dividends	-%
Expected term	1 year

The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of June 30, 2018:

	Fair Value Measurements as of June 30, 2018
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Conversion option derivative liability	-	-	623,045
Total liabilities	$-	$-	$623,045

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3)
Beginning balance	$1,669,532
Change in fair value	1,046,487
Ending balance	$623,045

8. Capital Structure—Common Stock and Common Stock Purchase Warrants

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

As of June 30, 2018 and 2017, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of June 30, 2018, the Company had 398,828,313 shares of common stock outstanding, and 386,782,473 outstanding as of December 31, 2017.

Stock Warrants

In the quarter ended June 30, 2018, there were 14,510,818 new warrants issued by the Company.

There were no modifications of the terms of any warrants issued by the Company in the quarters ended June 30, 2018 and 2017.

Following is a summary of outstanding stock warrants at June 30, 2018 and activity during the three months then ended:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2017	84,287,402	$0.01-15.00	$0.33

Issued in 2018	61,070,636	$0.01-3.74	$0.23

Expired and forfeited	160,834	$15.00	$15.00

Exercised	-	$-	-

Warrants as of June 30, 2018	145,197,204	$0.01-3.74	$0.21

Summary of outstanding warrants as of June 30, 2018:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Third Quarter 2018	250,000	$1.50	0.25
Fourth Quarter 2018	6,089,166	$1.00-1.50	0.50
First Quarter 2019	4,024,000	$0.50-2.00	0.75
Second Quarter 2019	135,000	$0.07-0.23	1.00
Third Quarter 2019	260,000	$0.50-1.50	1.25
Fourth Quarter 2019	22,690,908	$0.05-3.74	1.50
Second Quarter 2020	300,000	$0.50	2.00
Fourth Quarter 2020	1,000,000	$0.20	2.50
First Quarter 2021	12,600,000	$0.20	2.75
Second Quarter 2021	5,812,252	$0.01-0.20	3.00
Third Quarter 2021	5,016,667	$0.03-0.20	3.25
Second Quarter 2022	1,750,000	$0.15	4.00
Third Quarter 2022	2,650,000	$0.05-0.10	4.25
Fourth Quarter 2022	9,811,422	$0.08-0.29	4.50
First Quarter 2023	6,000,000	$0.01-0.03	4.75
Second Quarter 2023	15,000,000	$0.01-0.20	5.00
First Quarter 2024	30,000,000	$0.01	5.75
Second Quarter 2032	21,807,789	$0.01-0.07	14.00

	145,197,204	$0.01-15.00

9. Stock Compensation

Shares Issued for Services

During the quarters ended June 30, 2018 and 2017, the Company issued 375,000 and 25,545,460 shares of common stock respectively for consulting fees. The Company valued these shares at $125,899 and $1,265,456 respectively, based upon the fair market value of the common stock at the dates of the agreements. The consulting fees are amortized over the contract periods, which are typically between 12 and 24 months. The amortization of prepaid services totaled $101,667 and $885,835 for the quarters ended June 30, 2018 and 2017.

10. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the quarters ended June 30, 2018 and 2017 because the Company incurred a net loss in both quarters.

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

Deferred tax assets:

	June 30, 2018	December 31, 2017

Net operating losses	$20,986,000	$18,102,000
Stock based compensation	39,481,000	39,054,000
Amortization, depreciation, and impairment	4,179,000	4,178,000
Capitalization of start-up costs for tax purposes	1,145,000	1,145,000
Loss on debt conversion of debt	796,000	569,000
Total deferred tax assets	66,587,000	63,048,000

Valuation allowance	(66,587,000)	(63,048,000)

Total deferred tax assets, net	$-	$-

The Company has recognized no tax benefit for the losses generated for the periods through June 30, 2018. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

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

	2018		2017
	Amount	Percent	Amount	Percent
Benefits for income tax at federal statutory rate	$212,000	21%	$874,000	34%
Permanent differences	173,000	17%	137,000	-
Change in estimates	(385,000)	-	(1,011,000)	-
	$-	-%	$-	-%

11. Licenses and Supply Agreements

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

Patent License Agreements

In December 2014, the Company transferred to Cytocom certain of its rights, title and interest in or relating to intellectual property (i) patents, patent applications, and all divisional, continuations and continuations-in-part thereof, together with all reissues, reexaminations, renewals and extensions thereof and all rights to obtain such divisionals, continuations and continuations-in-part, reissues, reexaminations, renewals and extensions, and all utility models and statutory invention registrations and any other such analogous rights, (ii) trademarks, service marks, Internet domain names, trade dress, trade styles, logos, trade names, services names, brand names, corporate names, assumed business names and general intangibles and other source identifiers of a like nature, together with the goodwill associated with any of the foregoing, and all registrations and applications for registrations thereof, together with all renewals and extensions thereof and all rights to obtain such renewals and extensions, (iii) copyrights, mask work rights, database and design rights, moral rights and rights in Internet websites, whether registered or unregistered and whether published or unpublished, all registrations and recordings thereof and all applications in connection therewith, together with all renewals, continuations, reversions and extensions thereof and all rights to obtain such renewals, continuations, reversions and extensions, and (iv) confidential and proprietary information, including, trade secrets and know-how. Cytocom licensed back to the Company a perpetual, non-exclusive, royalty-free right and license to use the assigned intellectual property for veterinary indications and for the marketing rights to emerging markets, access to all clinical data, use of the formulation for LDN and MENK.

The Original Agreement also granted the Company rights to market Lodonal™ and Met-Enkephalin (“MENK”) in “Emerging Markets,” which included all countries excluding Canada, Italy, Japan, France, Germany, United Kingdom, European Community and the United States. Pursuant to the Original Agreement, the Company was required to pay Cytocom a 5% royalty on all sales all ongoing drug development and fees due in connection with the underlying patents until such time as Cytocom was funded.

On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Cytocom. The Restated Agreement restates the licensing arrangement between the Company and Cytocom as provided by the Original Agreement. The Restated Agreement grants the Company distribution and marketing rights for Lodonal™ and MENK for humans in Emerging Markets. In addition, the Company has been granted the rights to distribute and market Lodonal™ and MENK for animal use in the United States. The royalty due to Cytocom has been reduced from 5% to 1% of sales and the Company no longer has any ongoing obligations to pay for the cost in connection with the assets of Cytocom.

12. Commitments and Contingencies

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

Pursuant to the Amendment, Qianjiang Pharmaceutical has made certain funds available from the co-administrative account opened by Qianjiang Pharmaceutical under the Venture Agreement, in accordance with an approved budget and timeline set forth in the Amendment. A portion of these funds are expected to be used by Cytocom to run PK and Dosing trials for MENK in the United States in 2018 and 2019. The Amendment requires Cytocom and Qianjiang Pharmaceutical to meet with the China State Food and Drug Administration to determine that PK and Dosing Trials completed in the United States will be acceptable. All developments and trials run by Cytocom in the U.S. or the European Union will be used for requesting registration approval in China.

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

Operating Leases

At June 30, 2018, the Company was a party to an agreement to lease office space in Orlando, Florida. Rental expense for the three months ended June 30, 2018 and 2017 was $4,451 and $4,221 respectively.

Legal Proceedings

None.

13. Subsequent Events

The Company issued 10,134,196 shares of common stock between June 30, 2018 and August 12, 2018, 3,143,793 shares were for debt conversions and 7,000,000 were for consulting fees.

As of August 12, 2018, the Company had outstanding 408,963,109 shares of common stock.

Between June 30, 2018 and August 12, 2018 the company raised $85,000 in debt and equity financing.

On August 7, 2018, the Company announced today that Dr. Roscoe Moore Jr., DVM, MPH, Ph.D., DSc has joined the Company as Chairman of the Board and will also maintain a position on the Company's Scientific Advisory Board.

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

In December 2013, the Company formed a subsidiary, Cytocom, to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom to its shareholders. As part of the transaction (“Original Agreement”), the Company transferred to Cytocom certain of its rights, title and interest in or relating to intellectual property (i) patents, patent applications, and all divisional, continuations and continuations-in-part thereof, together with all reissues, reexaminations, renewals and extensions thereof and all rights to obtain such divisionals, continuations and continuations-in-part, reissues, reexaminations, renewals and extensions, and all utility models and statutory invention registrations and any other such analogous rights, (ii) trademarks, service marks, Internet domain names, trade dress, trade styles, logos, trade names, services names, brand names, corporate names, assumed business names and general intangibles and other source identifiers of a like nature, together with the goodwill associated with any of the foregoing, and all registrations and applications for registrations thereof, together with all renewals and extensions thereof and all rights to obtain such renewals and extensions, (iii) copyrights, mask work rights, database and design rights, moral rights and rights in Internet websites, whether registered or unregistered and whether published or unpublished, all registrations and recordings thereof and all applications in connection therewith, together with all renewals, continuations, reversions and extensions thereof and all rights to obtain such renewals, continuations, reversions and extensions, and (iv) confidential and proprietary information, including, trade secrets and know-how. Cytocom licensed back to the Company a perpetual, non-exclusive, royalty-free right and license to use the assigned intellectual property for veterinary indications and for the marketing rights to emerging markets, access to all clinical data, use of the formulation for LDN and MENK. The parties have informally agreed that until such time as Cytocom was funded, the Company would be responsible for all payments to employees, ongoing general and administrative expenses, licensing fees, patent fees, and drug development costs. When Cytocom becomes self-sustaining and fully funded, it expects to reimburse the Company for all funds spent by the Company since the spin-out.

The Original Agreement also granted the Company rights to market Lodonal™ and Met-Enkephalin (“MENK”) in “Emerging Markets,” which included all countries excluding Canada, Italy, Japan, France, Germany, United Kingdom, European Community and the United States. Pursuant to the Original Agreement, the Company was required to pay Cytocom a 5% royalty on all sales all ongoing drug development and fees due in connection with the underlying patents until such time as Cytocom was funded.

On December 8, 2014, the number of Cytocom shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the above-mentioned transaction to transfer intellectual property to Cytocom, Cytocom issued an additional 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016.

On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Cytocom. The Restated Agreement restates the licensing arrangement between the Company and Cytocom as provided by the Original Agreement.

The Restated Agreement grants the Company distribution and marketing rights for Lodonal™ and MENK for humans in Emerging Markets. In addition, the Company has been granted the rights to distribute and market Lodonal™ and MENK for animal use in the United States. The royalty due to Cytocom has been reduced from 5% to 1% of sales and the Company no longer has any ongoing obligations to pay for the cost in connection with the assets of Cytocom.

On June 4, 2018, the Company and Cytocom entered into a Stock Purchase Agreement (the “Stock Agreement. Pursuant to the Stock Agreement, the Company cancelled approximately $4,000,000 of debt owed to it by Cytocom in exchange for ten percent (10%) of the issued and outstanding common stock of Cytocom, as calculated on a fully diluted basis. The Restated Agreement was a condition of the Stock Agreement.

At June 30, 2018, the Company’s equity interest in Cytocom stood at 16.95% of Cytocom’s common stock issued and outstanding on that date.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

We had no revenues from operations for the three months ended June 30, 2018 and 2017.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended June 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2018	2017
Selling, general and administrative	$1,120	$555
Increase/(decrease) from prior year	$565	$(339)
Percent increase/(decrease) from prior year	101%	(38)%

For the three months ended June 30, 2018 and 2017, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2018	2017
Stock listing and investor relations expenses	$17	$78
Consulting and contractors	364	211
Payroll	614	108
Professional fees	55	11
Travel	13	57
Other expenses	57	90

In the three months ended June 30, 2018, total cash and cash accruals for selling, general and administrative expense was $1,120 compared to $555 for the corresponding period in 2017, a decrease of $565 or 101%. Significant cash items included:

●	consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $364 in 2018, an increase of $153 or 73% over the $211 spent in 2017. The increase reflects higher amounts spent in 2018 on new contracts to re-establishing dialog with the FDA and other government agencies to re-open clinical trials and the manufacture and sale of products in the USA;

●	professional fees for legal, tax and accounting services in the amount of $55 in 2018, an increase of $44 or 400% over the $11 spent in 2017. In 2017, the Company settled a fee dispute resulting in a credit of $14. In 2018, the Company incurred higher legal fees related to its financing activities;

●	payroll in the amount of $614 in 2018, an increase of $506 or 469% over the $108 spent in 2017. The increase reflects accruals in 2018 for the hire of a new chairman and to reflect changes in compensation costs for Cytocom. In 2017, the Company also reversed $154 of accruals for payment of payroll taxes; and

●	travel in the amount of $13 in 2018, a decrease of $44 or 77% over the $57 spent in 2017, reflecting reduced travel to Africa in 2018.

Research and development

R&D expenses and related percentages for the three months ended June 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2018	2017
Research and development	$57	$134
Decrease from prior year	$(77)	$67
Percent increase/(decrease) from prior year	(57)%	100%

Expenses for research and development in the three months ended June 30, 2018 decreased by 58% or $77 compared to expenses in the same period in 2017.

Significant items included:

●	payments for contracted technical services, $7 in 2018, a decrease of $68 or 91% over the $75 spent in 2017, reflecting reduced use of contractors to perform research-related activities;

●	payments for professional fees of $25 in 2018, an increase of $20 or 400% over the $5 spent in 2017, reflecting the increased cost in maintaining patents and licenses worldwide;

●	patent expenses of $25 in 2018, a 55% reduction from the $45 spent in 2017, reflecting reduced payments for certain rights to use LDN.

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

Amortization of amounts recorded as Prepaid Services for stock issued for services G&A and related percentages for the three months ended June 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2018	2017
Amortization of prepaid consulting expense G&A	$102	$610
Percentage decrease from prior year	(83)%	(49)%

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services had been fully amortized in prior years.

The number of shares issued for prepaid consulting services G&A in the three months ending June 30, 2018 was 375,000 (19,500,000 in the corresponding period in 2017).

Prepaid consulting services G&A in the three months ended June 30, 2018 consisted of the following:

Amortization of cost of stock issued prior to 2018	$-
Amortization of cost of stock issued in 2018	$102

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

In the three months ended June 30, 2018, the Company issued 19,510,818 warrants to stockholders at an exercise price range of $0.01 to $3.74, for which it recorded an expense of $ 40. In the three months ended June 30, 2017, the Company issued 14,750,000 warrants to stockholders at an exercise price range of $0.05 to $0.20, for which it recorded an expense of $318.

	For the three months ended June 30,
	2018	2017
Warrant valuation expense	$40	$318
Percentage increase/(decrease) from prior year	(87)%	(35%

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. All of the Company’s patents and licenses had been fully amortized by December 31, 2017.

Depreciation and amortization expenses for the three months ended June 30, 2018 and 2017 were as follows (dollar amounts in thousands):

For the three months ended June 30,
	2018	2017
Depreciation expense	$-	$-
Amortization expense	$-	$-
Increase/ (Decrease) from prior year	$-	$-
Percentage increase/(decrease) from prior year	-%	-%

Interest Expense

Interest expense for the three months ended June 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2018	2017
Interest expense	$242	$128
Increase/ (Decrease) from prior year	$114	$(924)
Percentage Increase (Decrease) from prior year	89%	(89)%

The increase in interest expense is primarily due to higher debt outstanding in the six months ended June 30, 2017 than June 30, 2018.

Gain or loss on settlement of debt

In three months ended June 30, 2018, a lender to the Company settled $55,000 of its note by converting it to equity.

In three months ended June 30, 2017, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded income of $1,645, reflecting the fair value of the shares of common stock issued in exchange for the debt.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 (dollar amounts in thousands)

Revenues

We had revenues of $65 from operations for the six months ended June 30, 2018, compared to $0 for the six months ended June 30, 2017. In February 2018, the Company reported the first shipments of LodonalTM to Nigeria.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the six months ended June 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2018	2017
Selling, general and administrative	$1,758	$1,222
Increase/(decrease) from prior year	$536	$(611)
Percent increase/(decrease) from prior year	44%	(33)%

For the six months ended June 30, 2018 and 2017, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2018	2017
Stock listing and investor relations expenses	$26	$88
Consulting and contractors	507	400
Payroll	935	334
Professional fees	102	119
Travel	44	69
Other expenses	144	212

In the six months ended June 30, 2018, total cash and cash accruals for selling, general and administrative expense was $1,758 compared to $1,222 for the corresponding period in 2017, an increase of $536 or 44%. Significant cash items included:

●	consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $507 in 2018, an increase of $107 or 27% over the $400 spent in 2017. The increase was the result new consulting contracts entered into in the USA to assist with regulatory matters, offset by a reduction in the use of international consultants.;

●	professional fees for legal, tax and accounting services in the amount of $102 in 2018, a decrease of $17 or 14% over the $119 spent in 2017. The decrease was primarily due to lower fees paid for audit and tax services in the first half of 2018;

●	payroll in the amount of $935 in 2018, an increase of $601 or 180% over the $334 spent in 2017. The increase reflects accruals in 2018 for the hire of a new chairman and to reflect changes in compensation costs for Cytocom. In 2017, the Company also reversed $154 of accruals related to payment of payroll taxes; and

●	travel in the amount of $44 in 2018, a decrease of $25 or 36% over the $69 spent in 2017, reflecting reduced travel in both Africa and the USA.

Research and development

R&D expenses and related percentages for the six months ended June 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2018	2017
Research and development	$186	$253
Increase/ (decrease) from prior year	$(67)	$205
Percent increase/(decrease) from prior year	(26)%	427%

Expenses for research and development in the six months ended June 30, 2018 decreased by $67 or 26% compared to expenses in the same period in 2017. The decrease reflects lower charges for patent expenses (reduced by $50), lower fees paid for contracted services (a reduction of $43), lower trial costs in Africa (down by $9), offset by a $36 increase in legal fees to maintain patent rights.

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

Amortization of amounts recorded as Prepaid Services for stock issued for services G&A and related percentages for the six months ended June 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2018	2017
Amortization of prepaid consulting expense G&A	$227	$1,091
Percentage decrease from prior year	(79)%	(66)%

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services had been fully amortized in prior years.

The number of shares issued for prepaid consulting services G&A in the six months ending June 30, 2018 was 3,238,640 (25,545,460 in the corresponding period in 2017).

Prepaid consulting services G&A in the six months ended June 30, 2018 consisted of the following:

Amortization of cost of stock issued prior to 2018	$227
Amortization of cost of stock issued in 2018	-

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

In the six months ended June 30, 2018, the Company issued 61,070,636 warrants to stockholders at an exercise price range of $0.01 to $3.74, for which it recorded an expense of $165. In the six months ended June 30, 2017, the Company issued 14,750,000 warrants to stockholders at an exercise price range of $0.05 to $0.20, for which it recorded an expense of $318.

	For the six months ended June 30,
	2018	2017
Warrant valuation expense	$165	$318
Percentage increase/(decrease) from prior year	(48)%	(2,251)%

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. All of the Company’s patents and licenses had been fully amortized by December 31, 2017.

Depreciation and amortization expenses for the six months ended June 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2018	2017
Depreciation expense	$1	$-
Amortization expense	$-	$-
Increase/ (decrease) from prior year	$1	$(1)
Percentage increase/(decrease) from prior year	100%	(100)%

Interest Expense

Interest expense for the six months ended June 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2018	2017
Interest expense	$462	$704
Decrease from prior year	$(242)	$(649)
Percentage decrease from prior year	(34)%	(48)%

The decrease in interest expense reflects the repayment of a note on April 3, 2018 in terms of which penalty interest of $5,000/day was accrued in the six months ended June 30, 2017.

Gain or loss on settlement of debt

In six months ended June 30, 2018, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded a loss of $18, reflecting the fair value of the shares of common stock issued in exchange for the debt. In six months ended June 30, 2017, the Company recorded income of $1,031, reflecting the fair value of the shares of common stock issued in exchange for the debt.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $0 at June 30, 2018, compared to $44,987 at June 30, 2017.

For the six months ended June 30, 2018 and 2017, net cash used in operating activities from operations was $870,087 and $1,232,051, respectively.

$13,601 of cash was used in investing activities for the six months ended June 30, 2018 ($1,505 in 2017).

During the six months ended June 30, 2018 proceeds from the sale of stock and exercise of stock warrants totaled $240,500 compared to $500,000 for the corresponding period in 2017. We also received $628,480 from the issuance of notes payable in six months ended June 30, 2018, compared to $1,025,000 in 2017. There were $0 of loan repayments made in cash in the six months ended June 30, 2018 ($321,846 in 2017).

The Company expects to generate additional revenues from sales in the second half of 2018. If the Company is unable to generate sufficient cash flows from sales, or if it does not raise additional working capital to meet all of its operating obligations and expenditures, the Company may have to modify its business plan.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2018 and 2017, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended June 30, 2018, the Company issued a total of 8,982,200 shares of common stock (net of stock cancellations. 57,049,140 in 2017). 8,607,200 of those shares were issued to settle amounts owed under notes payable, including accrued and unpaid interest as applicable, to common stock as repayment of the notes (23,282,473 in 2017). 375,000 shares were issued for services provided (19,500,000 in 2017). Between January 1, 2018 and June 30, 2018, there were no warrants exercised to purchase common shares (1,339,286 warrants were exercised in a cashless exercise to purchase shares 2,600,000 between January 1, 2017 and June 30, 2017). The Company had no sales of shares of its common stock (1,666,667 shares of common stock were sold between January 1, 2017 and June 30, 2017). No proceeds were received by the Company in 2018 for exercises of stock warrants or sales of common stock ($0 was received as consideration for the exercise of warrants and $350,000 for the sale of common stock between January 1, 2017 and June 30, 2017).

The following table lists all securities issued during in the three months ended June 30, 2018 without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number	Purchaser		Proceeds	Consideration	Exemption

4/24/2018	Common Stock Purchase	3,607,200	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

5/18/2018	Common Stock Purchase	5,000,000	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

6/19/2018	Common Stock Purchase	1,875,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at June 30, 2018, certain promissory notes on which the Company was in arrears on payments of principal as follows:

1.	Promissory note issued July 29, 2014 for $100,000. As of June 30, 2018, the note is in default. The note earns interest at a rate of 18% per annum.

2.	Promissory notes issued between November 26, 2014 and December 31, 2015. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Notes aggregating $286,000 were in default at June 30, 2018, as the Company was unable to pay installments on those notes on their due dates.

3.	Promissory notes issued between May 1, 2015 and December 31, 2016, and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $375,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $200,000, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $575,994 were in default at June 30, 2018, as the Company was unable to repay those notes on their due dates.

4.	Promissory notes totaling $97,737 issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and at June 30, 2018 the notes were in default.

5.	Promissory note issued in July 2016 for $50,000. The note was repayable on October 5, 2016 but was extended to December 31, 2016. The note earns interest at 6% per month. The Company was unable to repay the note at maturity and at June 30, 2018 the note was in default.

6.	Promissory notes for $206,000 issued between July 1, 2016 and December 31, 2016 The notes mature on December 31, 2017. Lenders earn an interest rate of 2% per annum The Company was unable to repay the note at maturity and at June 30, 2018 the notes were in default.

7.	Promissory notes totaling $1,354,000 issued in the fourth quarter of 2016. The lenders earn interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. The Company was unable to repay the note at maturity and at June 30, 2018 the notes were in default.

8.	Promissory note for $50,000 issued January 25, 2017. The lenders earn interest at 7% per month. The note matures on July 15, 2017. The Company was unable to repay the note at maturity and at June 30, 2018 the note was in default.

9.	Promissory note for $425,000 was issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the Holder an option to convert the note to stock. In the second quarter of 2018, $55,000 of the note was converted to stock. The Company has accrued a $623,045 derivative liability for the remaining conversion right.

10.	Notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between April 3, 2018 and May 31, 2018. At June 30, 2018, the notes were in default.

11.	Notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and December 31, 2018. At June 30, 2018, $50,000 of the notes were in default

12.	Notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019. At June 30, 2018, $10,000 of the notes were in default.

13.	Notes aggregating $65,000 issued in the second quarter of 2018. The notes accrue interest of 2% per annum and mature between July 2018 and October 2018. These notes include warrants between 1,000,000 and 5,000,000 shares with an exercise price of $0.005. At June 30, 2018, $55,000 of the notes were in default.

14.	Notes aggregating $125,000 issued in the first quarter of 2018. The notes accrue interest between 2% and 12% per annum and mature between April 2018 and June 2018. These notes include warrants between 5,000,000 and 20,000,000 shares with an exercise price of $0.005. At June 30, 2018, the notes were in default.

15.	Notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and March 31, 2018. At June 30, 2018, the notes were in default.

At June 30, 2018, the Company had insufficient cash on hand to repay these notes.

ITEM 6. EXHIBITS

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: August 14, 2018	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

Immune Therapeutics, Inc.

Date: August 14, 2018	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer

