Form 10-Q
period 2018-09-30
Immune Therapeutics, Inc.
filed 2018-11-14
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 14, 2018 there were 434,322,060 shares of Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS

Current Assets:
Cash and cash equivalents	$5,859	$14,718
Inventories	158,648	178,098

Total current assets	164,507	192,816

Fixed Assets:
Computer equipment, net of accumulated depreciation of $9,798 and $8,714 respectively	3,199	2,529
Investment in affiliate, equity method	-	-
Deposits	200	200

Total assets	$167,906	$195,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,532,878	$2,319,932
Accounts payable, affiliate	22,582	-
Accrued liabilities	3,087,841	2,489,404
Notes payable, net of debt discount	4,795,298	4,820,063
Derivative liability	1,448,784	1,669,532
Total current liabilities	10,887,383	11,298,931

Total liabilities	10,887,383	11,298,931

Commitments and Contingencies (Note 12)

Stockholders’ Deficit:
Common stock - par value $0.0001; 500,000,000 shares authorized; 415,661,456 and 386,782,473 shares issued and outstanding respectively	41,566	38,679
Additional paid in capital	369,427,460	366,625,144
Stock issuances due	78,259	103,226
Prepaid services	-	(226,667)
Accumulated deficit	(380,266,762)	(373,035,183)

Deficit attributable to common stockholders	(10,719,477)	(6,494,801)
Non-controlling interest	-	(4,608,585)
Total stockholders’ deficit	(10,719,477)	(11,103,386)
Total liabilities and stockholders’ deficit	$167,906	$195,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenues, net	$-	$-	$65,013	$-
Cost of products sold	$-	$-	$33,172	$-
Gross profit	$-	$-	$31,841	$-
Operating expenses
Selling, general and administrative	587,726	620,905	2,346,090	1,842,778
Research and development expense	-	109,340	185,692	362,110
Stock issued for services G&A	62,500	446,002	716,075	1,537,292
Warrant valuation	-	272,707	-	590,605
Depreciation and amortization expense	217	269	1,084	557
Total operating expenses	650,443	1,449,223	3,248,941	4,333,342

Loss from operations	(650,443)	(1,449,223)	(3,217,100)	(4,333,342)

Other income (expense):
Interest expense	(408,507)	(118,878)	(870,479)	(822,789)
Loss on deconsolidation	-	-	(2,791,172)	-
Gain/(Loss) on derivative	(876,830)	-	(118,542)	-
Gain/(Loss) on settlement of debt	(666,632)	(31,741)	(684,668)	998,991
Total other income (expense)	(1,951,969)	(150,619)	(4,464,861)	176,202

Net income/(loss) before income taxes	(2,602,412)	(1,599,842)	(7,681,961)	(4,157,140)
Income taxes	-	-	-
Net income/(loss)	$(2,602,412)	$(1,599,842)	$(7,681,961)	$(4,157,140)
Net income/(loss) attributable to non-controlling interest	-	(217,574)	(450,382)	(485,656)
Net income/(loss) attributable to common shareholders	$(2,602,412)	$(1,382,268)	$(7,231,579)	$(3,671,484)

Basic and diluted loss per share attributable to common shareholders	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding	407,253,837	341,109,212	396,863,363	301,844,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD ENDED September 30, 2018

(Unaudited)

	Common Stock		Additional Paid-in	Stock To	Prepaid	Accumulated	Non- Controlling
	Shares	Amount	Capital	Be Issued	Services	Deficit	Interest	Total

Balance December 31, 2017	386,782,473	$38,679	$366,625,144	$103,226	$(226,667)	$(373,035,183)	$(4,608,585)	$(11,103,386)

Issuance of common stock for services	10,738,640	1,073	513,303	(24,967)	-	-	-	489,409

Amortization of prepaid services					226,667			226,667

Issuance of common stock in exchange for debt	17,940,343	1,794	560,712					562,506

Issuance of common stock for interest	200,000	20	8,980	-	-	-	-	9,000

Issuance of common stock for sale and exercise of warrants	-	-	240,500	-	-	-	-	240,500

Issuance and modification of common stock warrants			1,478,821					1,478.821

Elimination of Cytocom noncontrolling interest and deconsolidation							5,058,967	5,058,967

Net loss						(7,231,579)	(450,382)	(7,681,961)

Balance as of September 30, 2018	415,661,456	41,566	369,427,460	78,259	-	(380,266,762)	-	(10,719,477)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,681,961)	$(4,157,140)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,084	557
Stock issued, and amortization of stock issued, for prepaid services	226,667	1,270,837
Gain/(Loss) on settlement of debt	684,668	(998,991)
Penalties related to note default	75,792	-
Stock issued for services	665,230	266,456
Stock warrant expense	-	590,605
Amortization of debt discount	274,777	60,347
Change in value of derivative	118,542	-
Expenses paid by lender	150,505	-
Loss on deconsolidation	2,791,172	-
Stock issued for interest	9,000	378
Changes in operating assets and liabilities:
Accounts payable	737,246	678,162
Accounts receivable		-
Inventories	19,450	(214,327)
Accrued liabilities	979,113	887,608
Due to Cytocom	23,771	-

Net cash used in operating activities	(924,944)	(1,615,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Deconsolidation of subsidiary	(11,631)	-
Purchase of computer equipment	(1,754)	(1,505)
Net cash used in investing activities	(13,385)	(1,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of warrants	240,500	706,540
Payment of notes payable	-	(321,846)
Proceeds from issuance of notes payable	688,970	1,180,500

Net cash provided by financing activities	929,470	1,565,194
Net increase (decrease) in cash	(8,859)	(51,819)

Cash and cash equivalents at beginning of period	14,718	74,389
Cash and cash equivalents at end of period	$5,859	$22,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended
	September 30, 2018	September 30, 2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$53,341	$29,500

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount	$243,000	$50,000

Conversion of debt and accrued interest to common stock	$692,640	$3,051,969

Settlement of derivative liability	$243,199	$-

Deconsolidation of Cytocom, Inc.	$2,278,237	$-

Shares issued for accounts payable and accrued expenses	$	$254,738

Cashless exercise of warrants	$	$1,705

Estimated gain/(loss) on debt conversion	$	$215,000

Increase in note due to default provisions	$190,792	$-

Increase in note due to new agreement	$150,000

Reclassification from notes payable to accounts payable	$40,628	$-

Accounts payable paid directly by lender	$150,505	$273,821

Common stock issued for prepaid services	$-	$266,455

Settlement paid by lender	$-	$150,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

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

At September 30, 2018, the Company’s equity interest in Cytocom stood at 15.95% of Cytocom’s common stock issued and outstanding on that date. The Company’s policies with respect to accounting for its equity interest in Cytocom is described in Note 2 to the “Notes to the Condensed Consolidated Financial Statements” below (“Summary of Significant Accounting Policies: Non-Controlling Interest in Consolidated Subsidiaries”).

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

Going Concern

The Company experienced a net loss from operations of $650,443, and used cash and cash equivalents for operations in the amount of $924,944 during the quarter ended September 30, 2018, resulting in stockholder’s deficit of $380,266,762 at that date.

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through the sale of products, additional private or public debt or equity offerings, and it may also seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at September 30, 2018 was not sufficient to meet the cash requirements to fund planned operations for the next 12 months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Non-Controlling Interest in Consolidated Subsidiaries

Prior to May 1, 2018, the Company consolidated Cytocom. On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Cytocom, Inc., in accordance with which the Company no longer has any ongoing obligations to pay for costs in connection with the assets of Cytocom. On June 4, 2018, the Company and Cytocom entered into a Stock Purchase Agreement (the “Stock Agreement”). Pursuant to the Stock Agreement, the Company cancelled approximately $4,000,000 of debt owed to it by Cytocom in exchange for ten percent (10%) of the issued and outstanding common stock of Cytocom, as calculated on a fully diluted basis on June 4, 2018. At September 30, 2018, the Company’s equity interest in Cytocom stood at 15.95% of Cytocom’s common stock issued and outstanding. Accordingly, the Company deconsolidated Cytocom as of May 1, 2018, and accounts for its retained interest in Cytocom under the equity method of accounting, with the Company’s share of Cytocom’s earnings recorded in “loss from equity method investment” in the consolidated statements of operations. The condensed consolidated financial statements as of September 30, 2018 exclude the assets, liabilities and operating results of Cytocom after May 1, 2018.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2018, the Company had no cash balances in excess of insured limits.

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

Inventory

Inventories comprise finished product, raw materials and materials used for packaging. Inventories are stated at the lower of cost or market with cost based on the first-in, first-out (FIFO) method. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in a clinical trials or clinical manufacturing campaigns. Inventory used in marketing activities is charged to selling, general and administrative expense.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the three months ended September 30, 2018 and September 30, 2017 was $217 and $269 respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2018 and 2017, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2018, and 2017, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

A calculation of basic net loss per share follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Net Profit/(Loss)	$(2,602,412)	$(1,382,268)	$(7,681,961)	$(3,671,484)
Weighted-average common shares outstanding
Basic and diluted:	407,253,837	341,109,212	396,863,363	301,844,205
Profit/(Loss) per share outstanding
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

The Company’s potential dilutive securities which include warrants (as described in Note 8 to the Financial Statements – “Capital Structure – Common Stock and Common Stock Purchase Warrants”), have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

Recent Accounting Standards

During the quarter ended September 30, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Fixed Assets

	September 30, 2018	December 31, 2017
Fixed Assets:
Computer equipment	$12,997	$11,243
Less accumulated depreciation	(9,798)	(8,714)
Fixed assets, net	$3,199	$2,529

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Investments: Deconsolidation of Cytocom

In accordance with the May 1, 2018 “Restated Agreement” with Cytocom, the Company no longer has any ongoing obligations to pay for costs in connection with the assets of Cytocom. Accordingly, effective May 1, 2018, the Company deconsolidated Cytocom. However, the Company exercises influence through its retained equity interest and through representation on Cytocom’s board of directors. As a result, the Company uses the equity method to account for its retained interest in Cytocom

On May 1, 2018, the Company recorded an equity method investment in Cytocom of $1,189, the par value of Cytocom common stock multiplied by the number of shares owned by the Company, due to the negative equity associated with Cytocom’s underlying financial position. As a result of the continuing losses in Cytocom, the balance of this investment is currently $0.

At September 30, 2018, Cytocom had no significant assets or income. Cytocom notes payable on that date aggregated $1,193,500.

5. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30, 2018	December 31, 2017
Accrued payroll to officers and others	2,212,393	1,539,777
Accrued interest and penalties - notes payable	738,878	703,141
Estimated legal settlements	136,057	136,057
Other accrued liabilities	23,095	393
Estimated loss on note conversions	-	110,036
Derivative Liability	1,448,784	1,669,532

Total accrued expenses and other liabilities	$4,559,207	$4,158,936

6. Notes Payable

Notes payable consist of the following:

	September 30, 2018	December 31, 2017
Promissory note issued July 29, 2014 to Ira Gaines. In 2016, the maturity date on the note was extended to December 1, 2017. As of September 30, 2018, the note is in default. The note earns interest at a rate of 18% per annum.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and December 31, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. These notes were in default at September 30, 2018, as the Company was unable to pay installments on their due dates.	286,000	286,000

Promissory notes issued between May 1, 2015 and December 31, 2016, and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $375,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $100,000, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $475,994 were in default at September 30, 2018, as the Company was unable to repay those notes on their due dates. $130,000 of the notes were deconsolidated on May 1, 2018 and $100,000 of the notes along with $150,000 of interest were extinguished in July 2018.	475,994	705,994

Promissory notes issued by Cytocom between April 29, 2015 and December 31, 2015. Lenders earn interest at rates between 5% and 10% per annum. These notes mature on December 31, 2016. At September 30, 2018, the notes were in default. These notes were deconsolidated on May 1, 2018.	-	425,000

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and at September 30, 2018 the note was in default.	97,737	97,737

Promissory note issued in July 2016. The note was repayable on October 5, 2016 but was extended to December 31, 2016. The note earns interest at 6% per month. The Company was unable to repay the note at maturity and at September 30, 2018 the note was in default. This note was extinguished on July 1, 2018.		50,000

Promissory note for $180,000 was issued in July 2016 with an original issue discount of $30,000. The note is repayable on April 7, 2017. The Company was unable to repay the note at maturity and at September 30, 2018 the note was in default. Under the terms of the note, the principal amount was increased in 2017 to $243,000, and interest accrued at 25% per annum. $161,976 of principal and $20,025 of accrued interest were converted into 7,447,448 shares, of which 5,500,000 shares were issued at the end of 2017. The Company has accrued a $243,199 derivative liability for the $81,024 principal balance attributable to the conversion feature contained in this note. The note was settled in the quarter ended March 31, 2018.	-	81,024

Promissory notes issued in August 2016 for $149,854 as a settlement of amounts owed to a law firm. The notes accrue interest at 5% per annum and are payable in 18 equal monthly installments of $8,642. The note was in default on September 30, 2018. The balance due was reclassified as accounts payable.	-	17,284

Promissory notes issued between July 1, 2016 and December 31, 2016. Lenders earn interest at 2% per annum. The notes mature on December 31, 2017, and at September 30, 2018 the notes were in default.	206,000	206,000

Notes aggregating $1,354,000 issued in the fourth quarter of 2016. The notes accrue interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. As of September 30, 2018 the notes were in default.	1,354,000	1,354,000

Notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and March 31, 2018. At September 30, 2018, the notes were in default.	500,000	500,000

Promissory note issued January 25, 2017. The lenders earn interest at 7% per month. The note matures on July 5, 2017 and at September 30, 2018 the note was in default.	50,000	50,000

Notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between April 3, 2018 and May 31, 2018. At September 30, 2018, the notes were in default.	300,000	300,000

Notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and December 31, 2018. At September 30, 2018, $50,000 of the notes were in default.	191,800	191,800

Promissory note for $425,000 was issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the holder an option to convert the note to stock. In 2018, The defaults also resulted in certain penalties, as a result of which the principal amount of the note outstanding at September 30, 2018 had increased to $500,792. $115,000 of accrued interest owed on the note has been converted to stock. The Company has accrued a $1,448,784 derivative liability for the remaining conversion right.	500,792	425,000

Notes aggregating $105,500 issued in the fourth quarter of 2017. The notes accrue interest at 2% per annum and mature on December 31, 2018.	105,500	105,500

Notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019. At September 30, 2018, $10,000 of the notes were in default.	47,975	-

Notes aggregating $125,000 issued in the first quarter of 2018. The notes accrue interest between 2% and 12% per annum and mature between April 2018 and June 2018. These notes include warrants between 5,000,000 and 20,000,000 shares with an exercise price of $0.005. At September 30, 2018, the notes were in default.	125,000	-

Notes aggregating $65,000 issued in the second quarter of 2018. The notes accrue interest of 2% per annum and mature between July 2018 and October 2018. These notes include warrants between 1,000,000 and 5,000,000 shares with an exercise price of $0.005. At September 30, 2018, the notes were in default.	65,000	-

Notes aggregating $193,000 issued in the third quarter of 2018. The notes accrue interest at 2% per annum and mature between November 2018 and January 2019. These notes include warrants between 600,000 and 5,000,000 shares with an exercise price of $0.005.	193,000	-

In July 2017, a note for $250,000 was issued. The note earns interest at 5% per annum and matures on November 1, 2018.	250,000	-

Less: Original issue discounts on notes payable and warrants issued with notes.	(53,500)	(75,277)

Total	$4,795,298	$4,820,062

As of September 30, 2018, the Company had accrued $738,878 in unpaid interest and default penalties. During the quarter ended September 30, 2018, 9,333,143 shares with a fair value of $111,091 were issued by the Company for settlement of promissory notes totaling $60,000.

As of September 30, 2017, the Company had accrued $594,875 in unpaid interest and default penalties. During the quarter ended September 30, 2017, 4,694,017 shares with a fair value of $138,843 were issued or reserved for issuance by the Company for settlement of promissory notes.

7. Derivative Liabilities

During the quarter ended September 30, 2018, no notes payable were issued as convertible debt or became convertible and qualified as a derivative liability under FASB ASC 815. In the quarter, notes payable with a derivative liability of $60,000 were converted, and the derivative liability on other notes payable was revalued from $623,045 to $1,448,784.

As of September 30, 2018, and December 31, 2017, the aggregate fair value of the outstanding derivative liability was $1,448,784 and $1,669,532 respectively. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the quarter ended September 30, 2018:

Three months ended September 30, 2018
Volatility	248%
Risk-free interest rate	1.81%
Expected dividends	-%
Expected term	1 year

The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of September 30, 2018:

	Fair Value Measurements as of September 30, 2018
	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-
Total assets	-	-	-
Liabilities
Conversion option derivative liability	-	-	1,448,784
Total liabilities	$-	$-	$1,448,784

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3)
Beginning balance	$1,669,532
Settlement of liability	(243,199)
Partial settlement of liability	(96,091)
Change in fair value	(118,542)
Ending balance	$1,448,784

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

As of September 30, 2018 and 2017, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of September 30, 2018, the Company had 415,661,456 shares of common stock outstanding, and 386,782,473 outstanding as of December 31, 2017.

Stock Warrants

In the quarter ended September 30, 2018, there were 80,550,000 new warrants issued by the Company.

There were no modifications of the terms of any warrants issued by the Company in the quarters ended September 30, 2018 and 2017.

Following is a summary of outstanding stock warrants at September 30, 2018 and activity during the three months then ended:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2017	84,287,402	$0.01-15.00	$0.33

Issued in 2018	141,620,636	$0.005-0.20	$0.16

Expired and forfeited	410,834	$1.50-15.00	$6.79

Exercised	-	$-	-

Warrants as of September 30, 2018	225,497,204	$0.01-15.00	$0.14

Summary of outstanding warrants as of September 30, 2018:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Fourth Quarter 2018	6,089,166	$1.00-1.50	.25
First Quarter 2019	4,024,000	$0.50-2.00	.50
Second Quarter 2019	135,000	$0.07-0.23	.75
Third Quarter 2019	260,000	$0.50-1.50	1.00
Fourth Quarter 2019	22,690,908	$0.05-3.74	1.25
Second Quarter 2020	300,000	$0.50	1.75
Fourth Quarter 2020	1,000,000	$0.20	2.25
First Quarter 2021	12,600,000	$0.20	2.50
Second Quarter 2021	5,812,252	$0.01-0.20	2.75
Third Quarter 2021	5,116,667	$0.03-0.20	3.00
Fourth Quarter 2021	300,000	$0.10	3.25
Second Quarter 2022	1,750,000	$0.15	3.75
Third Quarter 2022	2,650,000	$0.05-0.10	4.00
Fourth Quarter 2022	9,811,422	$0.08-0.29	4.25
First Quarter 2023	700,000	$0.01-0.03	4.50
Second Quarter 2023	15,000,000	$0.01-0.20	4.75
Third Quarter 2023	76,100,000	$0.01-0.10	5.00
First Quarter 2024	30,000,000	$0.01	5.50
Third Quarter 2028	3,000,000	$0.07	10.00
Second Quarter 2032	21,807,789	$0.01-0.07	13.75
	225,497,204	$0.01-15.00

9. Stock Compensation

Shares Issued for Services

During the quarters ended September 30, 2018 and 2017, the Company issued 7,500,000 and 1,700,000 shares of common stock respectively for consulting fees. The Company valued these shares at $190,000 and $61,000 respectively, based upon the fair market value of the common stock at the dates of the agreements. The consulting fees are amortized over the contract periods, which are typically between 12 and 24 months. The amortization of prepaid services totaled $0 and $446,002 for the quarters ended September 30, 2018 and 2017.

10. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the quarters ended September 30, 2018 and 2017 because the Company incurred a net loss in both quarters.

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

Deferred tax assets:

	September 30, 2018	December 31, 2017

Net operating losses	$21,319,000	$18,102,000
Stock based compensation	39,568,000	39,054,000
Amortization, depreciation, and impairment	4,179,300	4,178,000
Capitalization of start-up costs for tax purposes	1,145,000	1,145,000
Loss on debt conversion of debt	569,000	569,000
Total deferred tax assets	66,780,300	63,048,000

Valuation allowance	(66,780,300)	(63,048,000)

Total deferred tax assets, net	$-	$-

The Company has recognized no tax benefit for the losses generated for the periods through September 30, 2018. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

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

11. Licenses and Supply Agreements

Patent and Subsidiary Acquisition

The Company entered into a share exchange agreement on April 24, 2012 to acquire all of the outstanding shares of TNI BioTech IP, Inc. (“TNI IP”), a biotechnology firm incorporated in Florida and formed to acquire patents related to the treatment of cancer and HIV/AIDS and autoimmune diseases, using Met-enkephalin (“MENK”) and Naltrexone (“LDN”). The goal of TNI IP’s management was to enable mankind and civilization to combat fatal diseases by activating and mobilizing the body’s own immune system using TNI IP’s patented use of MENK. The first patents acquired by TNI IP were acquired from Dr. Nicholas P. Plotnikoff and Professor Fengping Shan in 2012. TNI IP was acquired in exchange for 20,250,000 shares of the Company’s common stock, of which 8,000,000 shares were issued to Dr. Plotnikoff for the acquisition of patents and the remaining 12,250,000 shares were issued to the founders of TNI IP in exchange for all of their right, title and interest in their TNI IP shares. The goodwill arising on the acquisition of TNI BioTech IP, Inc. was valued at $98,000,000 and license agreements arising from the acquisition of TNI IP were valued at $16,006,000. All of these balances were subsequently impaired during prior periods.

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

At the time of the acquisition, the valuation of goodwill and other intangible assets were determined using the fair market price for the Company’s common stock, which were exchanged for shares of TNI IP. In the fourth quarter of 2012, the Company performed an annual valuation to determine whether any goodwill or intangible assets that had been acquired by the Company were impaired. The result of this valuation was that material impairments were identified. In 2014, the Company recognized an impairment of the goodwill arising on the acquisition of TNI IP of $98,000,000.

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

In December of 2014, the Government of Malawi completed an oncology clinic at the Queen Elizabeth Central Hospital in Blantyre, Malawi for the treatment of cancer and infectious diseases. In 2015, the Company submitted protocols seeking permission from the Pharmacy, Medicines and Poisons Board of Malawi (“PMPB”) to conduct a trial involving Lodonal™ in Malawi:

a.	The first protocol, submitted jointly with The Jack Brewer Foundation (“JBF Worldwide”), received PMPB approval on November 11, 2015. The protocol covers a 12-month trial for a “Single Visit Approach to Cervical Cancer Prevention.” The approach is designed to deliver a preventive and simple procedure that can be performed in a clinical setting without the use of a laboratory and to allow for immediate treatment of any precancerous lesions utilizing Wallach LL100 Cryosurgical systems. The protocol provides for 50% of the patient group to be put on Lodonal™ to determine if the drug lowers the number of opportunistic infections during the year, and if it can be shown that LDN increases CD4, CE8, NK and T cell count, which would show that the incidence rates of opportunistic infection could decrease with Lodonal™ and that Lodonal™ could be used as a prophylaxis to prevent substantial HIV-related morbidity in Malawi. The PMPB approved the trial in late 2016, recruitment began in late 2016 and the trial is now ongoing. The trial has had problems with recruitment and continues today.

b.	The second protocol, which has not yet been approved, covers a trial using Lodonal™ for the treatment of cancer. The Company has put this trial on hold as it may not be necessary with the approval in Nigeria in addition to the pending approval in Kenya and Senegal for Lodonal™ for the treatment of cancer.

Distribution Agreements in Nigeria

In October 2013, the Company announced the signing of a Distribution Agreement with AHAR Pharma, a Nigerian company, to market Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer. AHAR intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The first deliveries under the agreement took place in February 2018. Under the original agreement, the Company is obligated to provide delivery of an initial supply of between 1 million and 1.5 million doses of Lodonal™ product to cover AHAR Pharma’s first-year purchase commitment. Due to the fact that AHAR Pharma failed to meet its contractual purchase obligations, the Company formally issued notice of default under the agreement.

On April 18, 2018, AHAR Pharma transferred its rights under the Distribution Agreement to Fidson Healthcare Plc (“Fidson”), and Fidson signed an exclusive distribution agreement with the Company to distribute Lodonal™. In October 2018, the Company shipped 250,000 pills to Fidson to support the product launch in the coming months.

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

In December of 2016 Qianjiang Pharmaceutical delivered various documents under the agreements related to its studies of Exploratory Toxicology (nGLP) and Definitive Toxicology (GLP). In addition to the pharmacology and toxicology studies, Qianjiang Pharmaceutical and China Peptide completed the formulation and CMC necessary to scale up manufacturing of MENK.

There has been no progress under the agreements in the past 12 months, since a change of ownership of Qianjiang Pharmaceutical in 2017. The Company continues to hold discussions with new management about the future of the agreements.

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

Operating Leases

At September 30, 2018, the Company was a party to an agreement to lease office space in Orlando, Florida. Rental expense for the three months ended September 30, 2018 and 2017 was $2,238 and $12,632 respectively.

Legal Proceedings

None.

13. Subsequent Events

The Company issued 18,661,118 shares of common stock between September 30, 2018 and November 14, 2018. 12,411,118 shares were for debt conversions and 6,250,000 were for consulting fees.

As of November 14, 2018, the Company had outstanding 434,322,060 shares of common stock.

Between September 30, 2018 and November 14, 2018 the company raised $15,500 in debt and equity financing.

On August 7, 2018, the Company announced that Dr. Roscoe Moore Jr., DVM, MPH, Ph.D., DSc joined the Company as Chairman of the Board, and will also maintain a position on the Company’s Scientific Advisory Board.

On September 6, 2018, the Company announced that Mr. Jack Brewer, MBA, joined the Company as a member of the Board of Directors.

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

At September 30, 2018, the Company’s equity interest in Cytocom stood at 15.95% of Cytocom’s common stock issued and outstanding on that date.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

We had no revenues from operations for the three months ended September 30, 2018 and 2017.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended September 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2018	2017
Selling, general and administrative	$588	$621
Increase/(decrease) from prior year	$(33)	$(410)
Percent increase/(decrease) from prior year	(5)%	(40)%

For the three months ended September 30, 2018 and 2017, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2018	2017
Stock listing and investor relations expenses	$11	$6
Consulting and contractors	127	119
Payroll	165	333
Professional fees	19	38
Travel	8	33
Other expenses	258	92
	$588	$621

In the three months ended September 30, 2018, total cash and cash accruals for selling, general and administrative expense was $588 compared to $621 for the corresponding period in 2017, a decrease of $33 or 5%. Significant cash items included:

●	consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $127 in 2018, an increase of $8 or 7% over the $119 spent in 2017. The increase reflects higher amounts spent in 2018 on marketing in Africa, to re-establishing dialog with the FDA and other government agencies to re-open clinical trials, and on the manufacture of products in the USA;

●	professional fees for legal, tax and accounting services in the amount of $19 in 2018, a decrease of $19 or 50% over the $38 spent in 2017. The decrease is primarily attributable to the deconsolidation of Cytocom in the second quarter of 2018;

●	payroll in the amount of $165 in 2018, a decrease of $168 or 50 % over the $333 spent in 2017. The decrease is primarily attributable to the deconsolidation of Cytocom in the second quarter of 2018; and

●	travel in the amount of $8 in 2018, a decrease of $25 or 76% over the $33 spent in 2017, reflecting reduced travel to Africa in 2018.

Research and development

R&D expenses and related percentages for the three months ended September 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2018	2017
Research and development	$-	$109
Decrease from prior year	$(109)	$(138)
Percent increase/(decrease) from prior year	(100)%	(56)%

Expenses for research and development in the three months ended September 30, 2018 decreased by 100% or $109 compared to expenses in the same period in 2017. The decrease is primarily attributable to the deconsolidation of Cytocom in the second quarter of 2018. All of the research and development in the quarter ended September 30, 2018 was incurred by Cytocom only.

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

Amortization of amounts recorded as Prepaid Services for stock issued for services G&A and related percentages for the three months ended September 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2018	2017
Amortization of prepaid consulting expense G&A	$63	$446
Percentage decrease from prior year	(86)%	(64)%

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services had been fully amortized in prior years.

The number of shares issued for prepaid consulting services G&A in the three months ending September 30, 2018 was 7,500,000 (1,700,000 in the corresponding period in 2017).

Prepaid consulting services G&A in the three months ended September 30, 2018 consisted of the following:

Amortization of cost of stock issued prior to 2018	$0
Amortization of cost of stock issued in 2018	$63

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

In the three months ended September 30, 2018, the Company issued 80,550,000 warrants to stockholders at an exercise price range of $0.005 to $0.20, for which it recorded an expense of $1,313,821. In the three months ended September 30, 2017, the Company issued 2,500,000 warrants to stockholders at an exercise price range of $0.05 to $0.20, for which it recorded an expense of $273.

	For the three months ended September 30,
	2018	2017
Warrant valuation expense	$1,313	$273
Percentage increase/(decrease) from prior year	381%	(45)%

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. All of the Company’s patents and licenses had been fully amortized by December 31, 2017.

Depreciation and amortization expenses for the three months ended September 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2018	2017
Depreciation expense	$-	$-
Amortization expense	$-	$-
Increase/ (Decrease) from prior year	$-	$1
Percentage increase/(decrease) from prior year	-%	(100)%

Interest Expense

Interest expense for the three months ended September 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2018	2017
Interest expense	$409	$119
Increase/ (Decrease) from prior year	$290	$(8,59)
Percentage Increase (Decrease) from prior year	243%	(88)%

The increase in interest expense is primarily due to penalties incurred as a result of default on debt outstanding in the three months ended September 30, 2018.

Gain or loss on settlement of debt

In three months ended September 30, 2018, a lender to the Company settled $60,000 of its note by converting it to equity.

In three months ended September 30, 2017, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded an expense of $32, reflecting the fair value of the shares of common stock issued in exchange for the debt.

Nine months Ended September 30, 2018 Compared to Nine months Ended September 30, 2017 (dollar amounts in thousands)

Revenues

We had revenues of $65 from operations for the nine months ended September 30, 2018, compared to $0 for the nine months ended September 30, 2017. In February 2018, the Company reported the first shipments of LodonalTM to Nigeria.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the nine months ended September 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2018	2017
Selling, general and administrative	$2,346	$1,843
Increase/(decrease) from prior year	$503	$(1,021)
Percent increase/(decrease) from prior year	27%	(36)%

For the nine months ended September 30, 2018 and 2017, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2018	2017
Stock listing and investor relations expenses	$37	$94
Consulting and contractors	634	519
Payroll	1,100	667
Professional fees	121	157
Travel	52	102
Other expenses	402	304
	$2,346	$1,843

In the nine months ended September 30, 2018, total cash and cash accruals for selling, general and administrative expense was $2,346 compared to $1,843 for the corresponding period in 2017, an increase of $503 or 27%. Significant cash items included:

●	consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $634 in 2018, an increase of $115 or 22% over the $519 spent in 2017. The increase was primarily attributable to an increase in fees charged by a contractor that provides international regulatory and clinical contract research, and higher fees incurred for marketing activities in Africa;

●	professional fees for legal, tax and accounting services in the amount of $121 in 2018, a decrease of $36 or 23% over the $157 spent in 2017. The decrease was primarily due to lower fees paid for legal services in the first nine months of 2018, and the deconsolidation of Cytocom in the second quarter of 2018;

●	payroll in the amount of $1,100 in 2018, an increase of $433 or 65% over the $667 spent in 2017. The increase reflects accruals in 2018 for the settlement for of the chairman. In 2017, the Company also reversed $155 of accruals related to payment of payroll taxes; and

●	travel in the amount of $52 in 2018, a decrease of $50 or 49% over the $102 spent in 2017, reflecting reduced travel in both Africa and the USA, and the deconsolidation of Cytocom in the second quarter of 2018.

Research and development

R&D expenses and related percentages for the nine months ended September 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2018	2017
Research and development	$186	$362
Increase/ (decrease) from prior year	$(176)	$67
Percent increase/(decrease) from prior year	(49)%	23%

Expenses for research and development in the nine months ended September 30, 2018 decreased by $176 or 49% compared to expenses in the same period in 2017. The decrease reflects the deconsolidation of Cytocom in the second quarter of 2018.

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

Amortization of amounts recorded as Prepaid Services for stock issued for services G&A and related percentages for the nine months ended September 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2018	2017
Amortization of prepaid consulting expense G&A	$716	$1,537
Percentage decrease from prior year	(53)%	(65)%

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services had been fully amortized in prior years.

The number of shares issued for prepaid consulting services G&A in the nine months ending September 30, 2018 was 10,738,640 (27,245,460 in the corresponding period in 2017).

Prepaid consulting services G&A in the nine months ended September 30, 2018 consisted of the following:

Amortization of cost of stock issued prior to 2018	$-
Amortization of cost of stock issued in 2018	716

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

In the nine months ended September 30, 2018, the Company issued 141,620,636 warrants to stockholders at an exercise price range of $0.005 to $0.20, for which it recorded an expense of $1,478,821. In the nine months ended September 30, 2017, the Company issued 17,750,000 warrants to stockholders at an exercise price range of $0.05 to $0.20, for which it recorded an expense of $318.

	For the nine months ended September 30,
	2018	2017
Warrant valuation expense	$1,478	$591
Percentage increase/(decrease) from prior year	150%	(79)%

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. All of the Company’s patents and licenses had been fully amortized by December 31, 2017.

Depreciation and amortization expenses for the nine months ended September 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2018	2017
Depreciation expense	$1	$1
Amortization expense	$-	$-
Increase/ (decrease) from prior year	$-	$-
Percentage increase/(decrease) from prior year	-%	-%

Interest Expense

Interest expense for the nine months ended September 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2018	2017
Interest expense	$870	$823
Increase/(decrease) from prior year	$47	$(1,508)
Percentage increase/(decrease) from prior year	6%	(65)%

The increase in interest expense reflects higher penalties incurred as a result of loan defaults, offset by the deconsolidation of Cytocom in the second quarter of 2018.

Gain or loss on settlement of debt

In nine months ended September 30, 2018, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity. The Company recorded a loss of $685, reflecting the fair value of the shares of common stock issued in exchange for the debt. In nine months ended September 30, 2017, certain lenders to the Company settled all or a portion of their notes or accounts payable by converting them to equity.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $5,859 at September 30, 2018, compared to $22,570 at September 30, 2017.

For the nine months ended September 30, 2018 and 2017, net cash used in operating activities from operations was $924,944 and $1,615,508, respectively.

$13,385 of cash was used in investing activities for the nine months ended September 30, 2018 ($1,505 in 2017).

During the nine months ended September 30, 2018 proceeds from the sale of stock and exercise of stock warrants totaled $240,500 compared to $706,540 for the corresponding period in 2017. We also received $668,970 from the issuance of notes payable in nine months ended September 30, 2018, compared to $1,180,500 in 2017. There were $0 of loan repayments made in cash in the nine months ended September 30, 2018 ($321,846 in 2017).

If the Company is unable to generate sufficient cash flows from sales, or if it does not raise additional working capital to meet all of its operating obligations and expenditures, the Company may have to modify its business plan.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2018 and 2017, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended September 30, 2018, the Company issued a total of 16,833,143 shares of common stock (net of stock cancellations). 9,333,143 of those shares were issued to settle amounts owed under notes payable, including accrued and unpaid interest as applicable, to common stock as repayment of the notes. 7,500,000 shares were issued for services provided.

Between January 1, 2018 and September 30, 2018, there were 141,620,636 warrants exercised to purchase common shares. The Company had no sales of shares of its common stock. $0 proceeds were received by the Company in 2018 for exercises of stock warrants or sales of common stock.

In the quarter ended September 30, 2017, the Company issued a total of 24,450,890 shares of common stock (net of stock cancellations). 2,287,570 of those shares were issued to settle amounts owed under notes payable, including accrued and unpaid interest as applicable. 1,700,000 shares were issued for services provided. 20,463,320 shares were issued for cash and the exercise of warrants.

The following table lists all securities issued during in the three months ended September 30, 2018 without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number	Purchaser	Proceeds		Consideration	Exemption

7/6/2018	Common Stock Purchase	500.000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

7/30/2018	Common Stock Purchase	500,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

8/6/2018	Common Stock Purchase	3,000,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

7/18/2018	Common Stock Purchase	3,134,796	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

9/14/2018	Common Stock Purchase	6,198,347	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

9/13/2018	Common Stock Purchase	500,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

8/8/2018	Common Stock Purchase	3,000,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at September 30, 2018, certain promissory notes on which the Company was in arrears on payments of principal as follows:

1.	Promissory note issued July 29, 2014 for $100,000. As of September 30, 2018, the note is in default. The note earns interest at a rate of 18% per annum.

2.	Promissory notes issued between November 26, 2014 and December 31, 2015. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Notes aggregating $286,000 were in default at September 30, 2018, as the Company was unable to pay installments on those notes on their due dates.

3.	Promissory notes issued between May 1, 2015 and December 31, 2016, and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $375,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $100,000, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $475,994 were in default at September 30, 2018, as the Company was unable to repay those notes on their due dates.

4.	Promissory notes totaling $97,737 issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and at September 30, 2018 the notes were in default.

5.	Promissory note issued in July 2016 for $50,000. The note was repayable on October 5, 2016 but was extended to December 31, 2016. The note earns interest at 6% per month. The Company was unable to repay the note at maturity and at September 30, 2018 the note was in default.

6.	Promissory notes totaling $1,354,000 issued in the fourth quarter of 2016. The lenders earn interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. The Company was unable to repay the note at maturity and at September 30, 2018 the notes were in default.

7.	Notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and March 31, 2018. At September 30, 2018, the notes were in default

8.	Promissory note for $50,000 issued January 25, 2017. The lenders earn interest at 7% per month. The note matures on July 15, 2017. The Company was unable to repay the note at maturity and at September 30, 2018 the note was in default.

9.	Promissory note for $425,000 was issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the holder an option to convert the note to stock. In 2018, the defaults also resulted in certain penalties, as a result of which the principal amount of the note outstanding at September 30, 2018 had increased to $500,792. $115,000 of accrued interest owed on the note has been converted to stock. The Company has accrued a $1,448,784 derivative liability for the remaining conversion right.

10.	Notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between April 3, 2018 and May 31, 2018. At September 30, 2018, the notes were in default.

11.	Notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and December 31, 2018. At September 30, 2018, $50,000 of the notes were in default

12.	Notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019. At September 30, 2018, $10,000 of the notes were in default.

13.	Notes aggregating $65,000 issued in the second quarter of 2018. The notes accrue interest of 2% per annum and mature between July 2018 and October 2018. These notes include warrants between 1,000,000 and 5,000,000 shares with an exercise price of $0.005. At September 30, 2018, $55,000 of the notes were in default.

14.	Notes aggregating $125,000 issued in the first quarter of 2018. The notes accrue interest between 2% and 12% per annum and mature between April 2018 and June 2018. These notes include warrants between 5,000,000 and 20,000,000 shares with an exercise price of $0.005. At September 30, 2018, the notes were in default.

At September 30, 2018, the Company had insufficient cash on hand to repay these notes.

ITEM 6. EXHIBITS

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: November 14, 2018	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

Immune Therapeutics, Inc.

Date: November 14, 2018	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer

