Form 10-K
period 2018-12-31
Immune Therapeutics, Inc.
filed 2019-04-16
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the Transition Period From ____________ to ____________

Commission File Number: 000-54933

IMMUNE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3226705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

37 North Orange Ave, Suite 800M,
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second quarter, was $7,651,305, based on the last reported sale price of the registrant’s Common Stock on the OTC Markets on that date.

As of April 16, 2019, the registrant had outstanding 455,577,799 shares of common stock, $0.0001 par value per share.

IMMUNE THERAPEUTICS, INC.

2018 FORM 10-K ANNUAL REPORT

2 | P a g e

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

3 | P a g e

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

We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1 billion or more in annual gross revenues; (ii) the end of fiscal year 2018; (iii) our issuance, in a three year period, of more than $1 billion in non-convertible debt; and (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million on the last business day of our second fiscal quarter.

4 | P a g e

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

5 | P a g e

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

On December 8, 2014, the number of Cytocom shares of common stock that were issued to our shareholders totaled 113,242,522 shares. In connection with the Original Agreement, Cytocom issued an additional 140,100,000 shares of its common stock to the Company, which gave the Company a 55.3% stake in Cytocom on that date. In April 2016, the Board of Directors and a majority of shareholders of Cytocom approved a reverse stock split of Cytocom’s outstanding common stock with one new share of stock for each twenty old shares of common stock. Cytocom effectuated and finalized the reverse split in June 2016.

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

At December 31, 2018, the Company’s equity interest in Cytocom stood at 15.5% of Cytocom’s common stock issued and outstanding on that date. The Company’s policies with respect to accounting for its equity interest in Cytocom is described in Note 2 to the “Notes to the Condensed Consolidated Financial Statements” below (“Summary of Significant Accounting Policies: Non-Controlling Interest in Consolidated Subsidiaries”).

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

At present, the Company is a late development-stage biopharmaceutical company focused on the licensing, development and commercialization of innovative prescription medications for humans in Africa, Central and South America, the Caribbean and China (hereinafter referred to as “Emerging Markets”) and worldwide for animals and companion pet therapeutics. The Company is not permitted to market its licensed products in the United States.

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

6 | P a g e

Current Business Strategy

We are currently focused on developing safe and effective treatments for immune-deficiency related diseases for humans in Emerging Markets, and for companion animals, primarily dogs, cats, pigs and horses worldwide. We seek to identify drugs for indications already demonstrated safe and effective in humans in order to develop therapeutics, based on these drugs, for similar indications in companion animals. We believe our development approach enables us to reduce risks associated with obtaining regulatory approval for unproven product candidates while shortening development times to bring our product candidates to market.

We have an active in-licensing effort focused on identifying human therapeutics for development and commercialization as pet therapeutics. We are seeking to identify compounds that have demonstrated safety and effectiveness in at least two species and are in, or have completed, Phase I or Phase II clinical trials in humans, with well-developed active pharmaceutical ingredients (“API”), process chemistry and a well-defined manufacturing process. We are also seeking to obtain exclusive, worldwide rights to these compounds in the animal health field and believe that we can bring the products to market for pets quickly and efficiently. We believe that our product candidates, if approved, will enable veterinarians to deliver a higher level of medical care to pets while providing an important revenue stream to the veterinarian’s practice.

The Company’s licensed technology platform is based on two interrelated cytokine drug therapies—Lodonal™ (low dose Naltrexone (“LDN”)) and Methionine Enkephalin (“MENK”)—which work by triggering a number of receptors, such as opioid and T Cell receptors on immune cells and activate or balance various cells of the immune system. Lodonal™ is a novel, immunodulator agent which has a basic normalizing effect locally on the gut, and activating and rebalancing the immune system this mechanism of action has the potential to benefit multiple disorders. Lodonal™ is in development for multiple possible follow-on indications, including cancer therapy-related toxic side effects to increase safety and improve efficacy. Our therapies also trigger the tolling receptors to shift Th1 (pro-inflammatory) to Th2 (anti- inflammatory), which is critical when dealing with autoimmune and inflammatory disease in both humans and animals. Lodonal™ is approved in the Republic of Nigeria as an immune system regulator in the management of HIV patients. The Republic of Malawi has approved Lodonal™ as an adjunct treatment in cancer patients, and in the Dominican Republic Lodonal™ has been approved in the treatment of HIV/AIDS, Fibromyalgia, Crohn’s Disease, Inflammatory Disease, cancer and adjunct to standard of care in the treatment of cancer.

There is need for immune-modulatory therapies that act via a mechanism distinct from the current therapies and hence offer an alternate treatment option to patients non-responsive to standard of care, while also providing an option to patients responsive to standard of care but with unacceptable levels of adverse effects. Both drug candidates have more than 15 years of clinical trials in the treatment of various diseases based on published reports in peer-reviewed journals.

The Company has licensed four drug product candidates in early development and has identified several other potential product candidates for further investigation for companion pets and pigs. We believe there are significant unmet medical needs for pets, and that the pet therapeutics and diagnostics segments of the animal health industry are likely to grow substantially as new treatments and diagnostic processes are identified, developed and marketed specifically for companion animals.

We are also investigating the development of alternative drug delivery systems for our drug product candidates. Many of the human therapeutics used in companion animals are only available in pill or injectable form. However, it can be difficult to give a companion animal a shot or to assure that the animal has swallowed a pill. As a result, we believe that compliance with treatment regimens is a significant problem for veterinarians and pet owners. The challenges associated with medicating pets are unique, and we believe that developing product candidates that can be easily taken by the pet or that can be easily administered by pet owners will help increase compliance. We also believe that developing new drug delivery technologies will enable us to produce drug products that can command a premium price, as well as potentially expand the life cycle of existing products.

7 | P a g e

During the past year, the Company has added new members to both its Board of Directors as well its Scientific Advisory Board to guide it in the sale of follow-on indications currently planned for Lodonal. The Scientific Advisory Board will focus primarily on physician education, and community and global awareness regarding the importance and availability of solutions for neglected comorbidities, such as the first-in-class immunodulator for Lodonal for its currently approved indication in Emerging Markets. The Company has developed relationships with more than 20 physicians, pharmacists and patient advocates around the world who are recognized specialists and key opinion leaders in the planned Lodonal follow-on indications, and is seeking their membership on the Scientific Advisory Board. As announced on August 7, 2018, Dr. Roscoe Moore Jr, a nationally-recognized medical Epidemiologist and veterinarian, joined Company as both a director and a member of the Scientific Advisory Board. In addition to Dr. Moore Jr., we added Dr. Gary Blick, a leading Key Opinion Leader and HIV advocate, to the Scientific Advisory Board.

Therapeutics Industry for Humans

The Company is focused on its lead therapies designed for the treatment in Emerging Markets of cancer, HIV/AIDS, Crohn’s disease, fibromyalgia and Multiple Sclerosis. Management believes the pharmaceutical industry is eager to acquire advanced clinical-phase and approved products. However, despite the strong demand for advanced clinical-phase products worldwide, nearly 4,000 known compounds have had their development suspended in Phase II or earlier. Many of these are promising therapeutic drug candidates, but their development was discontinued because of strategic or financial constraints rather than for clinical reasons. Therefore, management believes there are clear market opportunities with a significant amount of unmet needs and a robust potential for partnering activities.

As described more fully above, Cytocom has granted the Company distribution and marketing rights for Lodonal™ and MENK for humans in Emerging Markets.

Lodonal™

Naltrexone hydrochloride (Naltrexone) is an oral opioid receptor antagonist that was initially approved by the United States (US) Food & Drug Administration (FDA) in 1984 (NDA 018932) for opiate addiction and in 1994 for alcohol dependency. Naltrexone has also been approved in Europe since at least 1989 for the treatment of opiate addiction and more recently alcohol dependency. The standard regimen for these conditions is one 50 mg tablet per day. Multiple generic versions of naltrexone have been approved by FDA over the last three decades. FDA approval of all naltrexone products is for use in the management of opioid addiction and alcohol dependence.

At lower doses (approximately 1/10 for the approved dose [4.5 mg/day]), naltrexone has been reported to exhibit immune modulatory functions that have potential therapeutic benefits in the treatment of autoimmune and/or inflammatory conditions. Low dose naltrexone therapy has shown promise in placebo-controlled clinical trials for use in the treatment of diseases with compromised immune system such as acquired immunodeficiency syndrome (AIDS) caused by infection with human immunodeficiency virus (HIV), cancer, Crohn’s disease and other inflammatory diseases. Immune Therapeutics, Inc. (Immune Therapeutics) has developed a Low Dose Naltrexone (LDN) formulation, known as LDN and trade name Lodonal™ for use as an active immunotherapy drug containing 4.5 mg naltrexone. Lodonal™ is available as tablets, capsules, and liquid formulations for oral administration.

Lodonal™ acts primarily by blocking of the opiate receptors on immune cells for a short time period which results in a reactive increase in the production of opioid receptors on the cells, and an increase in circulating levels of beta-endorphins and enkephalins. Increased levels of beta- endorphin and enkephalins have been shown to stimulate the immune system, promoting an increase in the number and functions of T lymphocytes and natural killer (NK) cells. The increase in the T-cell and NK cell numbers and functions, in turn, appears to restore a more normal balance of the immune cells such that effects of inflammatory diseases are significantly reduced. In controlled clinical trials, treatment with LDN led to up to 300% increases in the numbers of T- cells, both CD4+ helper T cells and CD8+ cytotoxic T cells in patients with Crohn’s Disease, HIV/AIDS, Fibromyalgia, Multiple Sclerosis (MS), autism or cancer. In addition to the antagonist effect on μ-opioid receptors (opioid receptors with a high affinity for enkaphalins and beta-endorphin) and other opioid receptors, LDN also exhibited an antagonist effect on non- opioid receptors [Toll-like receptor 4 (TLR4) or TLR-9 as well as the TLR-p receptors) that are found on macrophages such as microglia, which led to shift in Th1 to Th2 resulting in reduced inflammation.

8 | P a g e

Lodonal™ is believed to have other biological effects as well. The opioid growth factor (OGF), chemically termed [Met(5)]-enkephalin, is an endogenous opioid peptide that interacts with the OGF receptor (OGFr) which delays the cell cycle by modulating cyclin-dependent inhibitory kinase pathways. The OGF-OGFr axis is an inhibitory pathway that plays a role in the onset and progression of autoimmune diseases and cancer. Studies have shown that the modulation of the OGF-OGFr axis can be accomplished by the use of low doses of naltrexone. By regulating the OGF-OGFr pathway with LDN, this can have an immune modulation and anti-inflammatory effect. Endogenous opioids (enkephalins and endorphins) and opioid receptors are found not only in the central nervous system but also on other cells including immune-mediating cells, and epithelial cells (including those in the gastrointestinal tract) where they play a role in regulation of inflammation, growth, and mucosal repair. Opioid receptors have been associated with most types of immune cells and chemokine receptors, where their interaction involves changes in cell proliferation, alteration of functions, and release of inflammatory cytokines. Due to its ability to block the opioid receptors on a variety of cells, LDN may have effects in a broad range of immune system disorders.

Extensive pharmacokinetic (PK) and metabolism data in humans at doses of 50 mg/day (Wall et al., 1981, Meyer at el., 1984) is available for naltrexone. Additionally, multiple single and repeat dose non-clinical studies have been conducted with naltrexone to evaluate its toxicity profile at a wide range of doses including doses lower than the marketed dose of 50mg/day. Naltrexone has a good safety profile at daily doses of up to 50-100 mg. Based on the available information, LDN is also considered to have a safe profile, accordingly, no additional major non-clinical toxicity studies are deemed necessary for market approval in the US and other regions of the World. The drug product for Lodonal™ does not include any new excipients.

The product may be manufactured as a tablet, capsule and a liquid formulation. All of the ingredients in Lodonal™ are used in similar formulations, and are used in amounts below the maximum daily limit established by FDA for the oral route of administration. The excipients are pregelatinized starch, silicified microcrystalline cellulose, carboxymethy cellulose, crospovidone and stearic acid.

The opioid growth factor (OGF), chemically termed [Met(5)]-enkephalin (MENK), is an endogenous opioid peptide that interacts with the OGF receptor (OGFr) which delays the cell cycle by modulating cyclin-dependent inhibitory kinase pathways. The OGF-OGFr axis is an inhibitory pathway that plays a role in the onset and progression of autoimmune diseases and cancer. Studies have shown that the modulation of the OGF-OGFr axis can be accomplished by the use of low doses of naltrexone (Zagon et al., 2013-A, McLaughlin PJ et al., 2012-A). This effect is credited with the biological response seen with treatment of low dose naltrexone in multiple disease model studies.

Major studies have been conducted with low doses of naltrexone into the treatment of HIV/AIDS, Cancer and Crohn’s Disease. Other studies have been conducted for the treatment of fibromyalgia, chronic pain, Haley-Haley Disease, hypothyroidism, and Lichen Planopilaris.

HIV/AIDS

In an in vitro setting, activated CD4+ lymphocytes were infected with a HIV-1 isolate. Naltrexone was used at a concentration of 10−12–10−10 M in cell culture. At this dose, naltrexone did not affect HIV-1 expression; however, naltrexone was able to increase the antiviral activity of Azidothymidine (AZT) and indinavir 2- to 3-fold. The results of this in vitro study suggested that the use of LDN in HIV-1-infected patients is most likely to cause a synergistic activity with adjunctive therapy, specifically anti-viral drugs used to treat HIV-1 infection (Gekker G, et al., 2001).

Cancer

Significant nonclinical studies have been conducted to evaluate the potency of treatment with naltrexone in cancer disease models. The OGF-OGFr peptide and receptor have been detected in a wide variety of cancers, including thyroid cancer (e.g. follicular-derived thyroid cancers), ovarian cancer, triple negative breast cancer, Hepatocellular carcinoma, squamous cell carcinoma of the head and neck, pancreatic cancer, renal cancer, neuroblastoma, and colon cancer (Zagon et al., 2013-A&B, McLaughlin PG et al., 2009, Meng J et al., 2013, Avella DM et al., 2010, McLaughlin et al., 2012-B, Zagon et al., 2000, Bisignani GJ et al., 1999, Zagon et al., 1996, McLaughlin et al., 1999). It has been shown in a number of animal studies that the OGF- OGFr axis can be directly targeted by the administration of LDN for treatment of a number of cancers. LDN has been shown to stimulate the production of OGF and OGFr for subsequent interaction following blockade of the receptor; thus having a direct impact on this biological pathway, stopping the cell cycle, and therefore having the ability to stop cancerous cell growth. Preclinical data from Zagon et al (2013-A) support the above findings and the use of LDN for the treatment of cancer.

9 | P a g e

It has also been demonstrated that immune cell activation and proliferation are sensitive to the effects of LDN. The use of LDN on both phenotypic and functional maturation of Bone Marrow- derived Dendritic Cells (BMDCs) was tested (Meng J et al., 2013). This study showed that LDN enhanced maturation of BMDCs by 1) up-regulating the expression of major histocompatibility complex (MHC) II, CD40, CD83, CD80 and CD86 molecules; 2) down-regulating the rates of pinocytosis and phagocytosis; 3) mounting potential of BMDCs to drive T cell; and 4) inducing higher levels of Interleukin (IL)-12 and Tumor Necrosis Factor-alpha (TNF-α). Based upon these data, it was concluded that LDN can efficiently promote the maturation of BMDCs suggesting LDN’s ability for enhancing host immunity, specifically in cancer therapy.

Female nude mice were transplanted intraperitoneally (i.p.) with SKOV-3 human ovarian cancer cells. These mice were then treated daily with OGF (10 mg/kg), LDN (0.1 mg/kg), or an equivalent volume of vehicle (saline, control arm). Tumor burden, as well as DNA synthesis, apoptosis, and angiogenesis were assessed in tumor tissue after completion of 40 days of treatment. Low doses of naltrexone blocked the endogenous opioids from opioid receptors for about 4-6 hours post treatment. Both OGF and LDN markedly reduced ovarian tumor burden by a decrease in tumor nodule numbers and tumor weight (Donahue RN et al., 2011-A).

In another study, nude mice were transplanted with BxPC-3 human pancreatic cancer cells and then were administered 5 mg/kg of OGF three times daily. The treated mice exhibited a marked retardation in tumorigenicity compared to animals injected with only sterile water (controls). OGF-treated animals had a delay of 43% in initial tumor appearance compared to control subjects at 10.6 days post inoculation. While all of the control mice had tumors, 62% of the mice in the OGF group had no signs of neoplasia. Tumor tissue excised from mice after 30 days was assayed for levels of OGF and zeta opioid receptors. Tumor tissue levels of OGF were 24-fold greater in OGF-treated mice than controls, but plasma levels of OGF were 8.6-fold lower in animals receiving OGF (Zagon et al., 1997).

Zagon and team transplanted nude mice with HT-29 human colon cancer cells. On the same day, mice were administered OGF at dosages of 0.5, 5, or 25 mg/kg/day. More than 80% of the mice receiving OGF once daily beginning at the time of tumor cell transplantation did not exhibit neoplasia at 3 weeks post-transplantation, compared with a tumor incidence rate of 93% in control mice. At 7 weeks post-transplantation, 57% of the mice given OGF did not display a tumor. OGF delayed both tumor appearance and growth in animals developing colon cancer in a xenograft model (Zagon et al., 1996).

Mice with established ovarian tumors were treated with LDN and cisplatin. The combination treatment resulted in an additive inhibitory effect on tumorigenesis. LDN alleviated the toxicity associated with cisplatin (e.g. weight loss). LDN had also upregulated the expression of OGF and OGFr, showing its benefits as a stand-alone or combination therapy in the treatment of cancer (Donahue et al., 2011-B). These animal studies support the use of LDN as a non-toxic therapy for the treatment of ovarian, pancreatic, colon and other forms of cancers.

Crohn’s Disease

Crohn’s disease is another indication where significant non-clinical and clinical research has been conducted using LDN. The non-clinical studies are described below, while the clinical studies in Crohn’s disease are described in the following sections. All the studies point towards promising results in Crohn’s disease with LDN

A study in mice was conducted to determine if low dose naltrexone could reduce inflammation of the bowel in a chemically-induced mouse model of Inflammatory Bowel Disease (IBD). To establish the model, C57BL/6J mice were given either untreated drinking water or water containing 2% dextran sulfate sodium (DSS) in two parallel regimens to establish moderate and severe colitis. After colitis was established, animals with moderate colitis were administered either saline (control) or naltrexone (8 µg/kg or 400 µg/kg) daily, while those with severe colitis received 0.1 or 10 mg/kg of naltrexone. DSS-treated animals had significant weight loss (p = 0.006) and higher disease activity index (DAI) scores (p < 0.001) compared to water controls. Mice that had moderate colitis and were administered naltrexone at doses of 8 µg/kg or 400µg/kg exhibited less weight loss, lower DAI scores, and less histologic evidence of inflammation compared to positive controls (DSS + saline). Mice with severe colitis did not significantly respond to treatment with naltrexone at either dose (Matters et al., 2008).

10 | P a g e

In addition to monitoring weight loss, DAI score, and histology, the expression of several genes of interest, including cytokines and downstream mediators, was examined by real-time reverse transcription polymerase chain reaction. Expression of Interleukin 5 (IL-5), IL-6, IL-12, and signal transducer and activator of transcription 3 (STAT3) and STAT4 were assessed. IL-5 levels were not significantly changed treated and control mice populations. The levels of mRNA encoding the cytokines IL-6 and IL-12, known to be up-regulated in IBD, were reduced in naltrexone treated mice compared to the untreated controls to almost normal levels. There was no effect on the mRNA levels for cytokine signaling intermediate STAT3 but that for STAT4 were improved in the naltrexone-treated mice. There was no significant effect on the levels of inflammatory cytokine markers (Matters et al., 2008).

Other Diseases

Although LDN has been evaluated in several additional indications in clinical trials including fibromyalgia, chronic pain, Haley-Haley Disease, hypothyroidism, Lichen Planopilaris, and autoimmune diseases, there are few non-clinical studies in these indications.

The long term effects of OGF and LDN on expression of myelin oligodendrocyte glycoprotein (MOG)-induced autoimmune encephalomyelitis (EAE) were examined in a C57BL/6 mouse model. The mice were administered daily injections of 10 mg/kg OGF, 0.1 mg/kg LDN or saline at the time of EAE induction. This treatment regimen continued for 60 days. One hundred percent (100%) of the saline control group had behavioral symptoms of EAE, in comparison to 63% and 68% of the OGF and LDN mice, respectively. Both severity and disease indices of the OGF- and LDN-treated mice were notably decreased from saline control cohorts. By the end of the study (day 60), 6- and 3-fold more animals in the OGF and LDN treated groups, respectively, had remission compared to the saline control mice. The results of this study indicate that treatment with OGF or LDN has no long-term repercussions and did not exacerbate EAE, but rather halted progression of the disease, reversed neurological deficits, and prevented the onset of neurological dysfunction (Rahn KA et al., 2011).

The Company has licensed the following intellectual property from Cytocom for sale in Emerging Markets

For LDN/LodonalTM for Crohn’s disease, Patent Number 7879870, filed April 16, 2007, issued February 1, 2011, Methods for the treatment of inflammatory and ulcerative diseases of the bowel (e.g., Crohn’s disease and ulcerative colitis) with low dose opioid antagonists (e.g., naltrexone, nalmefene or naloxone), pharmaceutical compositions for use in such methods, and methods for the manufacture of such pharmaceutical compositions.

For the development of MENK for pancreatic cancer, US Patent Numbers 6,737,397, CA 2,557,504, US 20010046968, US 6737397, US 6136780, US 20080015211, US 20070053838, US 8003630, US 20110123437, US 7807368, US 7576180, US 7517649, US 20080146512, US 7122651, US 20060073565, US 20050191241, Patent No 8,003,630 issued between 2001 and 2011.

The license permits any use in products covered by the license that is consistent with the label approved by the FDA or applicable foreign regulatory authority in the country of sale, including the use of product for the treatment of immune dysfunction and immune dysfunction. As it relates to use of a product in animals, the license permits any use that is consistent with the label approved by the Office of Minor Use and Minor Species or applicable foreign regulatory authority in the country of sale for the use of such product.

11 | P a g e

In addition to the above patent family the company has rights under the following patents:

Name	Patent or App	Status	Patent/Pub Number	Country

An Enkephalin Peptide Composition.pdf	Patent	Approved	PTC220265 GER32746503.8 UK02746509.8 FR02746503.8	Germany;#UK;#France;#PCT
Combinatorial Therapies for the Treatment of Neoplasias Using the Opioid Growth Factor Receptor(A).pdf	Application	Continued	20110123437	US
Combinatorial Therapies for the Treatment of Neoplasias Using the Opioid Growth Factor Receptor (A2).pdf	Application	Pending;#Continued	2005-091241 A1	US
Combinatorial Therapies for the Treatment of Neoplasias Using the Opioid Growth Factor Receptor (A3).pdf	Application	Pending	US 2016/0256517	US
COMBINATORIAL THERAPIES FOR THE TREATMENT OF NEOPLASIAS USING THE OPIOID GROWTH FACTOR RECEPTOR.pdf	Patent	Continued	PTC/US2005/005268	PCT
Combinatorial Therapies for the Treatment of Neoplasias Using the Opioid Growth Factor.pdf	Patent	Approved	8,003,630	US
Combinatorial Therapies for the Treatment of Neoplasias Using the Opioid Growth.pdf	Patent	Approved	9,375,458	US
Control of Cancer Growth Through the Interaction of [MET] Enkephalin and Zeta Receptor.pdf	Patent	Approved	6,737,397	US
Control of Cancer Growth Through the Interaction of [MET] Enkephalin and the zeta receptor.pdf	Patent	Continued	6,136,780	US
Method for Inducing a Sustained Immune Response (cancer) 15437386 (A).pdf	Application	Pending	20170239239	US
Method for Inducing Sustained Immune Response (HIV).pdf	Patent	Approved	10,111,870	US / EU/ PTC
Method for Treating and Preventing Protozoal Infections (Malaria) (A).pdf	Application	Pending	US20180055835 A1	US
Method of treating cancer of the prostate.pdf	Patent	Approved	6,384,044	US

12 | P a g e

Method of Treating Lymphoproliferative Syndrome.pdf	Patent	Approved	6,288,074	US
Method of Treating Multiple Sclerosis.pdf	Patent	Approved	6,586,443	US
Methods for Inducing Sustained Immune Response (US).pdf	Patent	Approved	8,633,150	US
Methods for inducing sustained immune response.pdf	Patent	Approved	Germany DE60216458Europe (German, French, UK, Ireland) 1401474Australia AU2002031622	Germany;#UK;#Europe; #France;#Ireland;#Australia
Methods of Detecting Opioid Growth Factor Receptor (OGFR) in Tissue.pdf	Patent	Approved	7,517,649	US
Methods of Reducing Side Effects in Cancer Therapy.pdf	Patent	Approved	WO2007067753A2	PCT
Methods of Reducing side Effects in Cancer Therapy (A).pdf	Application	Continued;	US 2010/0016209	US
Novel Nucleic Acid Molecules Encoding Opioid Growth Factor Receptors (A).pdf	Application	Approved	20060073565	US
Opioid Growth Factor Receptors.pdf	Patent	Approved	7,576,180	US
Treatment of Inflammatory and Ulcerative Diseases of the Bowel (A).pdf	Application	Pending;#Provisional	Provisional	US
Treatment of Inflammatory and Ulcerative Diseases of the Bowel with Opioid (A).pdf	Application	Approved	US 20080015211	US
Treatment of Inflammatory and Ulcerative Diseases of the Bowel with Opioid Antagonists.pdf	Patent	Approved	7,879,870	US
Met-enkephalin, its application in in treating leukemia and other blood cancer	patent	Approved	CN 200710158742.7	China
Met-enkephalin, its application in preparation of human and animal vaccine;	Patent	Approved	CN 200710158742.7	China

13 | P a g e

A nasal spray formulation containing Met enkephalin;	Patent	Approved	CN 200610046249.1	China
Low dose naltrexone, combined with MENK, its application in preparation of anticancer drug	Patent	Approved	CN 201210290150.1	China
Low dose naltrexone, combined with MENK, its application in preparation of leukapheresis for anticancer;				China
Compound met-enkephalin as a drug for colon cancer and pancreatic cancer using a method of by isolating and enriching a patient’s own immune cells and following an enriching external incubation are transfused back into the patient thereby providing the patient with a passive immunity containing large amounts of auto-amplified immune cells that combat cancer cells			CN 200810229085.5	China
Low Dose Naltrexone, it application in treating autoimmune disease	Patent	Approved	CN 200910011030.1	China
Application of combination of low-dose naltrexone and methionine-enkephalin to preparation of anti-cancer drug	Patent	Approved	CN 201210302259	China
	Patent	Approved	NG/P/2017/602 a	Nigeria
Treatment of Inflammatory and Ulcerative Diseases of the Bowel with Opioid Antagonists	Patent	Approved	194734	Israel

Approvals for sale for human therapies

Lodonal™ has been approved for sale in the following countries:

Republic of Equatorial Guinea

●	Drug Approval: Dated 6 December 2013 (4.5mg) Tablet
●	Indications approved for: Immune system stimulator for Cancer, HIV infection and MS

Nigeria

●	Drug approval: Dated 19 April 2016
●	Indications approved for: an immune system regulator in the management of HIV patients

Malawi

●	Drug approval: Dated 16 April 2014
●	Indications approved for: Adjunct treatment in cancer

14 | P a g e

Dominican Republic

●	Approval for sale: October 2018
●	Indications approved for: Immune system regulator in the management of HIV, adjunct to cancer therapy, fibromyalgia, Crohn’s disease, malaria, inflammatory bowel disease, multiple sclerosis and cancer as a mon-therapy.

The Company has an application pending approval to sell LodonalTM in Kenya.

To further its business strategy in these and other countries in Emerging Markets, the Company has entered into relationships with a number of groups to promote the sale of its products, focusing initially on countries in Africa and the Caribbean.

Since the Company received approval from the National Agency for Food & Drug Administration & Control of Nigeria (“NAFDAC”) to sell LodonalTM in Nigeria, the Company has reached agreements with distributors to sell the product in Nigeria and some surrounding countries. In October 2013, the Company announced the signing of a Distribution Agreement with AHAR Pharma, a Nigerian company, to market Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer. Due to the fact that AHAR Pharma failed to meet its contractual purchase obligations, in April 2018, AHAR Pharma transferred its rights under the distribution agreement to Fidson Healthcare Plc (“Fidson”), and Fidson signed an exclusive distribution agreement with the Company to distribute Lodonal™. In October 2018, the Company shipped 250,000 pills to Fidson to support the product launch in the coming months.

On August 22, 2017, the Company entered into a Distribution Agreement with TNI BioTech International Ltd. (“TNI”), a wholly-owned subsidiary, and Omaera Pharmaceuticals Ltd. (“Omaera”). Pursuant to the Agreement, Omaera will be the sole distributor of the Company’s Products, as listed in Section 2 of the Agreement, for sale in Kenya. The Products to be distributed by Omaera will be manufactured by Acromax Dominicana, SA (“Acromax”) in the Dominican Republic. The term of the Agreement began on August 22, 2017 and is to continue for a period of three (3) years, unless earlier terminated.

On October 25, 2016, the Company and Acromax entered into a contract for manufacturing of LDN tablets, capsules and/or creams (“Agreement”). Subject to the terms and conditions of the Agreement, Acromax will obtain all necessary licenses and permits to carry out the manufacturing and packaging of LDN in exchange for a fixed fee per tablet plus an additional fee for packaging, shipping and customs clearance. The Agreement has an initial term of five years unless terminated by either party in accordance with the terms. Acromax will also distribute LDN in the Dominican Republic.

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

15 | P a g e

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

China

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

Pet Therapeutics Industry

According to the American Pet Products Association (“APPA”), U.S. consumers spent $69.51 billion dollars on pet products in 2017 and are estimated to spend 72.13 in 2018. Cats and dogs are the most popular pet species in the United States and Europe: there are approximately 96 million cats and 83 million dogs in the United States and 85 million cats and 74 million dogs in Europe. (https://www.americanpetproducts.org/press_industrytrends.asp. An estimated 68% of U.S. households have at least one pet. The U.S. pet market has grown by rates far exceeding inflation, driven by increases in average spending per pet each year since 2006. According to the American Veterinary Medical Association (https://www.avma.org), the U.S. veterinary care segment has been among the fastest growing segments of the overall U.S. pet market. Spending on veterinary care in 2017 was $17.07 billion, and we expect it to be $18.26 billion for 2018, representing a CAGR of 6.7%.

Transparency Market Research expects the global veterinary therapeutics market will expand at a CAGR of 6.7% over the period between 2016 and 2024. As a result, the market, which held an opportunity of US$26.9bn in 2015, is expected to rise to US$50.2bn by 2024. https://www.prnewswire.com/news-releases/veterinary-therapeutics-market-is-expected-to-rise-to-us502-billion-by-2024-increasing-pet-ownership-to-boost-demand-for-veterinary-therapeutics-across-the-globe-transparency-market-research-592439511.html

There have been relatively few approvals granted by the FDA’s Center for Veterinary Medicine, or CVM, and the European Medicines Agency, or EMA, in recent years despite a generally faster, less expensive and more predictable regulatory approval process for pet therapeutics than human therapeutics. For example, in 2017, 46 new human drugs were approved by the FDA, while only 12 new drugs were approved by the CVM, 6 of which were for use in cats or dogs and 2 of those were for heartworms and one was a supplement. We believe that the pet market, driven in part by expansion of the veterinary care segment, will continue to grow and that the introduction of novel pet therapeutics offering significant safety and efficacy benefits over existing products will result in pet therapeutics garnering a larger share of total consumer spending on pets.

16 | P a g e

Differences between human and pet therapeutics

While the business of developing and commercializing therapeutics for pets shares a number of characteristics with the business of developing and commercializing therapeutics for humans, there are also significant differences between the pet therapeutics and human therapeutics businesses that we believe make the pet therapeutics market attractive, including faster, less expensive and more predictable development.

Development of pet therapeutics is generally faster and less expensive than for human therapeutics because it requires fewer clinical studies, involves fewer subjects and is conducted directly in the target species. Because there is no need to bridge from pre-clinical investigations in one species to the final target species, decisions on the potential efficacy and safety of products often can be made more quickly, and the likelihood of success often can be established earlier. This contributes to the enhanced process and greater capital efficiency of pet versus human drug development.

Role and economics of veterinary practices

In addition to the primary goal of improving the health of pets, veterinary practices can generate additional value and revenue growth by prescribing pet therapeutics. Unlike in the human pharmaceutical market, veterinarians often serve the dual roles of doctor and pharmacist, as pet owners typically purchase medicines directly from veterinarians. As a result, the sale of pet therapeutics directly to pet owners is a meaningful contributor to veterinary practice economics. According to industry sources, approximately one-third of companion animal practice revenue comes from prescription drug sales, parasiticides, vaccinations and non-prescription medicines. We believe that this revenue stream could be increased significantly with the introduction of novel therapeutics that have been specifically developed for pets.

Partnership relationships with, and better access to, veterinarian decision-makers

The pet therapeutics industry typically uses a combination of sales representatives to inform veterinarians about the attributes of products and technical and veterinary operations specialists to provide advice regarding local, regional and global trends. In many cases, a pet therapeutics sales representative is viewed by the veterinarian as both an educator and a business partner. These direct relationships allow pet therapeutics sales representatives to understand the needs of the veterinarians and ultimately pet owners and to develop products to better meet those needs.

Primarily private-pay nature of veterinary market

Pet owners generally pay for pet healthcare out-of-pocket, including pet therapeutics. Third-party insurance covers less than 5% of U.S. pet owners. Pet owners make decisions primarily on the advice of their veterinarian, without the influence of insurance companies or government payors that are often involved in product and pricing decisions in human healthcare. We believe that this dynamic results in less pricing pressure than in human health. Furthermore, this enables pet therapeutics companies to directly market to pet owners to encourage them to consult with their veterinarians.

Lack of robust generic competition and strong brand loyalty

There is no large, well-capitalized industry principally focused on generic pet therapeutics. Reasons for this include the smaller average market size of each product opportunity, the importance of direct sales distribution and education to veterinarians and the primarily private-pay nature of the business. We believe that this dynamic also results in less pricing pressure than in human health.

17 | P a g e

Product candidates for pet therapies

We believe, based on the existing clinical data from our human trials in pain, cancer and inflammatory diseases, we will be able to fast-track development for companion pets. Our mission is to use our immunotherapies and apply them to veterinary medicine. By advancing our immunotherapies for animals, we expect to make Immune Therapeutics a leading animal immunotherapy healthcare companies.

The Company is considering an extensive pipeline of novel therapeutics for pets that are safer and less toxic than existing therapies. We are focusing efforts in the areas of pain, inappetence, cancer, viral diseases, allergy and other conditions. Our core strategy is to modify, improve, and repurpose pre-existing drugs and therapeutics that have already proven to be safe and effective in humans.

By using this strategy, the Company expects to exceed the typical 5% success rate seen with new chemical entities in traditional drug development. We believe, by repurposing, we can develop therapeutics for an average of $3 to $5 million per indication in less than two years. The market for veterinary medicine may only be a fraction of the size of the human market, but development costs of veterinary drugs is considerably cheaper.

Product Candidates

The Company currently has two licensed compounds in development for six product approvals in cats and dogs in each of the United States and Europe. The following table identifies each of the compounds in development, its potential indication, development status and expected next step in the development process. Cytocom has three INDs for Crohn’s Disease, HIV and Cancer. We will be using the briefing package submitted to the FDA in March 2018 to justify the granting of our INDs, MUMS and conditional approval for pets.

We believe, based on the existing clinical data from our human trials in pain, cancer and inflammatory diseases, we will be able to fast-track development for companion pets. Our mission is to use our licensed immunotherapies and apply them to veterinary medicine. By advancing our immunotherapies for animals this would make the Company one of the first animal immunotherapy healthcare companies.

Our dedication to our immunotherapies has led us to focus on an extensive pipeline of novel therapeutics for pets that are safer and less toxic then existing therapies. We plan to concentrate on the areas of pain, inappetence, cancer, viral diseases, allergy and other conditions. Our core strategy is to modify, improve, and repurpose pre-existing drugs and therapeutics that have already proven to be safe and effective in humans.

By using this strategy, the Company expects to avoid the typical 5% success rate seen with new chemical entities in traditional drug development; our goal is to achieve 70% success rate. We believe, by repurposing, we can develop our therapeutics for an average of $3 to $5 million per indication in less than two years. The market for veterinary medicine may only be a fraction of the size of the human market, but development costs of veterinary drugs can be significantly cheaper.

A review of the Company’s intellectual property portfolio, which includes our investigational therapies, illustrates where the Company has extensive clinical data for pain, viral disease, allergy and cancer treatments. The Company believes these data have the potential to improve the quality of lives in companion animals. The Company intends to use the clinical data to file for Minor Use and Minor Species (MUMS) for treatments for pain, viral disease, allergy and cancer. If MUMS is approved for our therapies, we will submit them to the FDA for Conditional Approval. If we receive both MUMS and Conditional Approval, we would receive 7-year exclusivity under MUMS for the approved therapy, and Conditional Approval would allow for the sales and marketing of the drugs for up to five years while we complete our trials.

Indications

●	AIRT-101: Chemotherapy-induced emesis in dogs
●	AIRT-102: For the treatment of unresectable stage III, IV or V mammary carcinoma in dogs
●	MATI-101: For the treatment of lymphoma in dogs

18 | P a g e

●	AIRT-103: For the control of pain and inflammation associated with osteoarthritis in dogs
●	AIRT-104: Atopic dermatitis in dogs
●	AIRT-105: feline herpes virus

Lead Products Candidates

AIRT-101

Our first lead drug product candidate is AIRT-101. The active pharmaceutical ingredient, or API, in AIRT-101 is naltrexone, which has been the subject of multiple studies in humans and has been approved for use in humans for decades. AIRT-101 is designed to reduce chemotherapy-induced emesis in dogs in pill form. We expect to file for an Investigational New Animal Drug, or INAD, by the end of the second quarter of 2019. By that date, we also expect to file for MUMS for chemotherapy-induced emesis in dogs. If the Company is successful in obtaining this MUMS designation, we will seek conditional approval from the FDA to sell and market the product while completing our studies. We have completed our formulation and expect to finalize manufacturing for trials by the end of the second quarter of 2019.

AIRT-102

Our second lead drug product candidate is AIRT-102. It is designed for the treatment of unresectable stage III, IV or V mammary carcinoma in dogs. In the first half of 2019 we expect to file for an INAD and MUMS for the treatment of unresectable state III, IV or V mammary carcinoma in dogs using existing clinical data with AIT-102 in 150 female dogs with mammary carcinoma in dogs. Third-party trial results indicate that adjuvant treatment with AIRT-101 is statistically correlated to increased survival and improved quality of life.

MATI-101

Our third lead drug product candidate is MATI-101. We expect to file for an INAD and MUMS for the treatment of lymphoma in dogs by the end of 2019. The active pharmaceutical ingredient, or API, in MATI-101 is Met (5) Enkephalin, which has been the subject of multiple studies in humans but is not approved at this time by the FDA. We have completed our formulation and expect to finalize manufacturing for trials by the end of the second quarter of 2019. We will commence pilot testing of MATI-101 in the second half of 2019 to determine a primary endpoint disease progression and secondary endpoint reduction in side effects versus the standard of care. Certain lymphomas in dogs’ is one of the indications that qualifies for MUMS designation.

Pipeline of Potential Products

In addition to these drug product candidates, we have identified several other potential drug product candidates that we intend to study, subject to obtaining additional capital and validation of data. Our immune restoration approach represents a significant change from the systemic immunosuppression of existing therapies used today to treat inflammatory diseases, chronic pain and cancer. Current treatments carry warnings for patients for the increased risk of developing severe infections that may lead to hospitalization and/or death. Our current pipelines, as immunomodulators, assist in the restoration of the immune system through T-Cell activation. This will shift the paradigm and create a new generation of affordable drugs with transformative safety and efficacy.

Market Size

Canine Arthritis

●	The Canine Arthritis treatment market is expected to exceed more than US$3.18 Billion by 2024 at a CAGR of 4.4%. https://www.marketresearchengine.com/canine-arthritis-treatment-market
●	According to experts from the University of Pennsylvania School of Veterinary Medicine (Penn Vet), 60 percent of dogs over the age of seven suffer chronic discomfort from degenerative joint disease, more commonly known as arthritis.

19 | P a g e

●	Analgesic medications that relieve arthritis pain, such as Rimadyl, Deramaxx, and Novox are NSAIDs, nonsteroidal anti-inflammatory drugs. NSAIDs revive the spirits of pets by resolving their pain. The annual cost is between $1,000 to $2,000 a year depending upon the medication used.
●	Side effects include loss of appetite, vomiting. diarrhea, increased thirst, increased urination, fatigue and/or lethargy, loss of coordination and seizures.

Atopic Dermatitis

●	Atopic dermatitis (also called atopy and previously called allergic inhalant dermatitis) is a common canine and feline condition in which allergens present in the environment cause an allergic reaction in the skin.
●	The cost of treatment all depends on the severity of the disease. Some pets require little more than inexpensive daily antihistamine administration (pennies a day) while others can rack up monthly bills in the hundreds given their requirement for pricey cyclosporine caplets, allergy injections and constant therapy for secondary infections.

Pet Cancer

●	Pet Cancer Therapeutics Market is projected to be worth over $300 million by 2024: Global Market Insights, Inc.
●	The North America Pet Cancer Therapeutics Market accounted for more than 80% of the overall revenue share in 2016 and will continue to grow at healthy CAGR in coming years, led by regional presence of several established players and early product adoption.
●	The market opportunity for animal oncology products is already significant as there are few products available for animal companions and the families who care for them. According to a study conducted by the Morris Animal Foundation, the primary concern of American pet owners today is companion animal cancer disease. An estimated 12 million dogs and cats are diagnosed with cancer in the US each year, and more than 80% die within two years of diagnosis due to unsatisfactory treatment options. The US market for chemotherapy used in companion animals is estimated at $300 million and is expected to grow with the introduction of specifically-designed veterinary chemotherapy products with favorable tolerability profiles.

Competition for Pet Treatment

There is significant competition in the field of pet treatments, especially in the way of biologics and cancer therapies that are now approved. Major players in the global marketplace include Abbott Animal Health, Bayer HealthCare AG, Boehringer Ingelheim GmbH, Ceva Santé Animale S.A., Dechra Pharmaceuticals PLC, Eli Lilly and Company, Merck Animal Health, Merial Limited, Novartis Animal Health, Inc., Pfizer, Inc., Vetericyn, Inc., Vétoquinol SA, and Virbac SA, among others.

Minor Use and Minor Species for Animals

A sponsor can apply to the FDA for Designation status for MUMS drugs before their approval or conditional approval for use on animals. MUMS Designation is a status similar to “orphan drug” status for human medications. It makes the sponsor eligible for incentives to support the approval or conditional approval of the designated use. MUMS does not allow the drug to be marketed, sold promoted or advertised.

When a drug is designated for intended use, the sponsor of the drug obtains seven (7) years of exclusive marketing rights upon approval (or conditional approval) of the drug for that intended use. Each designation that is granted must be unique, i.e., only one designation can be issued for a particular drug substance in a specific form of dosage for specific intended use. The intended use includes both the target species and the disease or condition to be treated.

During the conditional approval period, a company can legally market the animal drug for the labeled indications while collecting the remaining Conditional Approval: A company can ask the FDA to renew the conditional approval annually for up to four more years, for a total of five years of conditional approval. A company must show ongoing progress toward proving “substantial evidence of effectiveness” to maintain conditional approval. After providing the necessary data, a company will than apply to FDA for full approval.

20 | P a g e

Unmet Needs

Unmet animal healthcare needs as mirrored by the scarcity of new drugs, diagnostic aids, treatment monitoring, and vaccines for preventing, detecting and treating infections, brings to fore the untapped potential in the animal medication market. Presently, there exists increased demand for new laboratory tests to monitor emerging diseases as well as an urgent requirement for developing vaccines for improving animal health. In addition to gaps in animal disease surveillance, current areas of unmet needs in veterinary care include the lack of drugs in the senior animal veterinary care market. For instance, cognitive dysfunction syndrome in aged dogs and cats is a relatively unmapped area of treatment with very few drugs in the marketplace. Veterinary oncology is another example of where there exists significant unmet need. Cancer in companion animals has received little attention till date. Another untapped area for drug development includes “Antidepressants” to treat obsessive-compulsive disorder and separation anxiety in dogs. Also, the rising tendency among companion animals to be obese or overweight fuels the need for medications specifically targeted for diabetes, high blood pressure, and congestive heart failure. Current unmet, latent and evolving animal health care needs will continue to drive growth in the market in the upcoming years.

The US is the largest regional market for animal medication. https://www.farmprogress.com/management/animal-health-market-hit-43-billion-five-years. Asia-Pacific represents the fastest growing regional market, with annual dollar sales growing at a CAGR of approximately 10.5% over the analysis period. Steady increase in income, rising standards of living, rise in per capita consumption of animal protein products and subsequent increase in demand for healthy food-producing animals are primary factors driving growth in the Asia-Pacific animal medication market.

The market opportunity for animal oncology products is already significant as there are few products available for animal companions and the families who care for them. According to a study conducted by the Morris Animal Foundation, the primary concern of American pet owners today is companion animal cancer disease. An estimated 12 million dogs and cats are diagnosed with cancer in the US each year, and more than 80% die within two years of diagnosis due to unsatisfactory treatment options. The US market for chemotherapy used in companion animals is estimated at $500 million and is expected to grow with the introduction of specifically-designed veterinary chemotherapy products with favorable tolerability profiles.

Our Strategy for Animals

Our goal is to become a leading provider of therapeutics developed and approved specifically for the treatment of unmet medical needs in pets worldwide. We intend to be a pet-focused company, helping to shape and define the pet therapeutics market. We plan to accomplish this by:

●	Continuing to expand our product pipeline by in-licensing additional compounds;
●	Advancing our existing compounds, AIRT-101, AIRT-102, AIRT-103 and MATI-001, to regulatory approval;
●	Using a direct sales organization and distributors to commercialize our products in the United States; and
●	Engaging active partners to build a commercial presence outside the United States;

Production

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

In February 2018, the Company shipped the first Lodonal products made by Acromax to Nigeria.

21 | P a g e

Raw Materials and Principal Suppliers

The Company relies on third parties for raw materials for the clinical production of its products and product candidates for use in humans.

In the previous years, American Peptide Company has been the Company’s supplier of the API in MENK, and S.A.L.A.R.S SpA has supplied the API in LDN. The Company may seek additional sources of the API in the future.

Competition

The industry for treatment of humans is highly competitive and subject to rapid and significant technological change. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources including large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. We believe that key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, and price and reimbursement level.

Many of our potential competitors, including many of the organizations named below, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Further, the development of new treatment methods for the conditions we are targeting could render our drugs non-competitive or obsolete.

Lodonal™/LDN

The key competitive factors affecting the success of Lodonal™, if approved, are likely to be efficacy, safety, tolerability, frequency and route administration, convenience and price, the level of branded and generic competition and the availability of coverage and reimbursement from government and other third-party payors.

The markets for medicines to treat Crohn’s disease, fibromyalgia, MS, HIV and other autoimmune diseases are well developed and populated with established drugs marketed by large and small pharmaceutical, biotechnology and generic drug companies. Pfizer (Lyrica), Eli Lilly (Cymbalta) and Forest Laboratories/Cyprus Biosciences (Savella) market FDA approved drugs for fibromyalgia. We are aware of several companies pursuing treatments for fibromyalgia, including Chelsea Therapeutics, Johnson and Johnson, Meda, Pfizer, Synthetic Biologics, Teva Pharmaceutical Industries Ltd., and Theravance. Clinical trials in the U.S. are registered with the FDA and reported on the FDA’s website at www.clinicaltrials.gov.

Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. In addition, many universities and private and public research institutes are active in cancer research, some in direct competition with us. We also may compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We expect Lodonal™, if approved for the treatment of Crohn’s disease, to compete directly with Centocor Ortho Biotech Inc.’s Remicade (infliximab), UCB S.A.’s Cimzia (certolizumab pegol) and Abbott Laboratories’ Humira (adalimumab), each of which is currently approved for the treatment of various diseases, including inflammatory bowel disease, ulcerative colitis and Crohn’s disease, and several other products. Lodonal, if developed and approved for the treatment of MS, would compete with Biogen Idec’s Avonex (interferon beta-1a), Bayer Healthcare Pharmaceuticals’ Betaseron (interferon beta-1b) and Teva Pharmaceuticals Industries Ltd.’s Copaxone (Glatiramer Acetate) and several other products. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

22 | P a g e

The Company believes that LodonalTM will provide the first affordable, non-toxic approach for treatment of immune dysfunction, cancer and chronic inflammatory state in Emerging Markets. Competitive advantages and benefits of LodonalTM in Emerging Markets include:

●	Lower production costs and sales price of treatments.
●	LodonalTM can be manufactured and delivered in Emerging Markets for under $.90 cents a day
●	Lodonal™ should be able to substantially reduce health care costs for a number of reasons, including:

●	Lodonal™ can provide a new, non-toxic inexpensive method of medical treatment by mobilizing the natural defenses of one’s own immune system.
●	It can be used as a stand-alone therapy or an adjunct to existing immunosuppressive therapies by reducing the toxic side effects of immunosuppressive drugs.
●	Lodonal™ does not require the medical supervision of antiretroviral or immunosuppressive therapies.
●	Lodonal™ has not been found to have any no toxic side effects as it is an immunomodulator and activates and re-balances the immune system.
●	Lodonal™ as an immunomodulator has a way of helping what is now referred to as “non-AIDS morbidity”, and, in the popular press, “premature aging”.
●	Lodonal™ studies show it enhances maturation of bone marrow dendritic cells (BMDCs).
●	Lodonal™ has been shown to be a safe as placebo in clinical trials between .03mg and 50mg.
●	Lodonal™ studies show it does not compromise the immune system.
●	Lodonal™ has been shown to reduce the number of opportunistic infections with HIV/AIDS.

●	Lodonal™ may provide a new, non-toxic inexpensive method of medical treatment by mobilizing the natural defenses of one’s own immune system. It can be used as a stand-alone therapy or an adjunct to existing immunosuppressive therapies by reducing the toxic side effects of immunosuppressive drugs.
●	Lodonal™ may can improve compliance. When used correctly, antiretroviral therapy (ART) is effective. However, according to recent studies, ART regimens require 70–90% adherence in order to be effective. Sustaining adherence to ART over the long term requires accurate and consistent monitoring, and this is a particular challenge for countries in sub-Saharan Africa.

MENK/MENK

The key competitive factors affecting the success of MENK, if approved, are likely to be efficacy, safety, tolerability, frequency and route administration, convenience and price, the level of branded and generic competition and the availability of coverage and reimbursement from government and other third-party payors.

Each cancer indication for which we are developing products has a number of established therapies with which our candidates will compete. Most major pharmaceutical companies and many biotechnology companies are aggressively pursuing new cancer development programs, including both therapies with traditional, as well as novel, mechanisms of action. Some of the anticipated competitor treatments for acute myelogenous leukemia include Genzyme Corporation’s Clolar (clofarabine), currently approved as a treatment for acute lymphoblastic leukemia, Eisai Corporation’s Dacogen (decitabine), currently approved as a treatment for myelodysplastic syndrome, Celgene Corporation’s Vidaza (azacitidine), currently approved as a treatment for myelodysplastic syndrome, and Vion Pharmaceuticals, Inc.’s Onrigin (laromustine) currently being developed as a treatment for acute myelogenous leukemia, any or all of which could change the treatment paradigm of acute leukemia. Each of these compounds is further along in clinical development than is MENK activated NK cell product.

Customers

In 2018, there were Lodonal™ sales totaling $113,500 to a distributor in Nigeria. In 2017, the Company recorded Lodonal™ sales totaling $3,463 to individuals in the USA.

23 | P a g e

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

We have a limited operating history. Our historical financial information consists only of an audit of our financial results at and for the years ended December 31, 2018, 2017, 2016, 2015, 2014, 2013 and 2012. There is limited historical financial information upon which to base an evaluation of our performance. We are an emerging company, and thus our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operation, particularly in the pharmaceutical industry.

Since inception, we have invested a substantial portion of our time and financial resources in the acquisition and development of our most advanced drug candidate, LDN. We have generated cumulative losses of approximately $381 million and $11.3 million stockholders’ deficit since inception, and we expect to continue to incur losses until LDN is approved by the FDA and foreign regulatory authorities for sale for our therapies. Even if regulatory approval is obtained, there is a risk that we will not be able to generate material sales of LDN, which would cause us to continue to incur losses.

We may never generate revenue, are not profitable and may never become profitable.

We expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. Even if we are able to launch LDN we expect to incur substantial losses for the foreseeable future and may never become profitable.

We may not generate significant revenue from the sale of our products for the foreseeable future. In addition, if approved, we expect to incur significant costs to commercialize our drug candidates and our drugs may never gain market acceptance. If our drug candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval, or do not achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

24 | P a g e

We will see losses from our clinical trials conducted either directly or through our licensors for the foreseeable future, and if we or they fail at one or more of our clinical trials, it could affect the value of the Company’s stock.

We rely on financings to fund and conduct clinical trials directly or through our licensors needed for NDA submission with respect to LDN. Any of the following events or factors could have a material adverse effect on our ability to generate revenue from the commercialization of LDN:

●	The Company or its licensor may be unable to successfully complete the clinical development of LDN;
●	The Company or its licensor must comply with any possible additional requests and recommendations from the FDA, including additional clinical trials;
●	The Company or its licensor may not obtain all necessary approvals from the FDA and similar foreign regulatory agencies;
●	The Company or its licensor may not commit sufficient resources to the development, regulatory approval, marketing and distribution of LDN;
●	LDN must be manufactured in compliance with requirements of the FDA and similar foreign regulatory agencies and in commercial quantities sufficient to meet market demand;
●	LDN may not achieve market acceptance by physicians, patients, veterinarians and third party payers;
●	LDN may not successfully compete against alternative products and therapies; and
●	The Company or any other pharmaceutical organization may independently develop products that compete with LDN.

To obtain approval from the FDA of an NDA for LDN for treatment of humans, The Company or its licensor will need to demonstrate through evidence of adequate and well-controlled clinical trials that LDN is safe and effective for each proposed indication. However, LDN may not be approved even though it achieved its specified endpoints in future Phase III clinical trials intended to support an NDA, which may be conducted by the Company or its licensor. The FDA may disagree with the trial design and the interpretation of data from clinical trials, may ask the Company or licensor to conduct additional costly and time consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after it has reviewed and commented on the design for our future clinical trials. The FDA may also approve LDN for fewer or more limited indications than the Company or its licensor may request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of LDN.

The Company anticipates that if Cytocom initiates a clinical trial for humans in the next 12 months, Cytocom and the Company would need approximately $7-$15 million to fully develop products and for Phase III clinical trials for Crohn’s disease. We expect that two-thirds of this amount would be spent by Cytocom in the USA, the balance by the Company for international trials. Cytocom trials are expected to be split evenly between LDN and MENK. The international trials would focus the use of MENK for treatment of cancer in Africa.

The development of new drugs is a highly risky undertaking which involves a lengthy process, and therefore our drug discovery and development activities may not result in products that are approved by the applicable regulatory authorities on the time schedule we have planned, or at all.

Our drug candidates for treatment of humans are in early stages of drug discovery or clinical trials and are prone to the risks of failure inherent in drug development. As of the date of this Form 10-K, both of our current drug candidates, MENK and LDN have been tested on human beings. We or our licensor will need to conduct additional clinical trials before we can demonstrate that our drug candidates are safe and effective to the satisfaction of the FDA and other regulatory authorities. Clinical trials are expensive and uncertain processes that can take multiple years to complete. We cannot assure you that our ongoing clinical trials or any future clinical trial of any of our other drug candidates, will be completed on schedule, or at all, or whether our planned clinical trials will start in a timely manner. The commencement of our planned clinical trials could be substantially delayed or prevented by a number of factors, including:

●	delays or failures in obtaining sufficient quantities of the API and/or drug product;
●	delays or failures in reaching an agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites and with the FDA or other foreign regulatory bodies;
●	delays or failures in obtaining approvals to conduct a clinical trial at a prospective site;
●	the need to successfully complete, on a timely basis, preclinical safety pharmacology studies (for MENK);
●	the limited number of, and competition for, suitable sites to conduct the clinical trials;
●	the limited number of, and competition for, suitable patients for enrollment in the clinical trials; and
●	delays or failures in obtaining regulatory approval to commence a clinical trial.

25 | P a g e

The completion of clinical trials by us or its licensor could also be substantially delayed or prevented by a number of factors, including:

●	slower than expected rates of patient recruitment and enrollment;
●	failure of patients to complete the clinical trials;
●	failure of our third party vendors to timely or adequately perform their contractual obligations relating to the clinical trials;
●	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;
●	inability to monitor patients adequately during or after treatment;
●	termination of the clinical trials by one or more clinical trial sites;
●	unforeseen safety issues;
●	lack of efficacy demonstrated during clinical trial results;
●	lack of adequate funding to continue the clinical trials;
●	the need for unexpected discussions with the regulatory agencies regarding the scope or design of our clinical trials or the need to conduct additional trials;
●	unforeseen delays by the regulatory agencies after submission of our results;
●	an unfavorable FDA inspection of our contract manufacturers of APIs or drug products; and/or
●	inspection of the clinical trial operations or trial sites by regulatory authorities resulting in the imposition of a clinical hold.

Any failure or significant delay in completing clinical trials for our licensor’s or our drug candidates will harm the commercial prospects for our drug candidates and adversely affect our financial results.

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to regulatory agencies for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of a clinical trial, or if we terminate any of our clinical trials, the commercial prospects for our drug candidates may be harmed and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a drug candidate.

If we or our licensor are required to suspend or discontinue clinical trials due to side effects or other safety risks, or if we are required to conduct studies on the long-term effects associated with the use of our drug candidates, our efforts to commercialize our products could be delayed or halted.

Our or our licensor’s clinical trials may be suspended or terminated at any time for a number of safety-related reasons. For example, administering any drug candidate to humans may produce undesirable side effects. We may voluntarily suspend or terminate our clinical trials if at any time we believe that our drug candidates present an unacceptable safety risk to the clinical trial patients. In addition, agencies may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. The existence of undesirable side effects resulting from our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials of our drug candidates and could result in the regulatory agencies denying further development or approval of our drug candidates for any or all targeted indications.

Further, cytokine receptors and opiate growth factor receptors are a novel class of targets. As a result, we may experience unforeseen adverse side effects with our existing and future drug candidates, including MENK and LDN. As of the date of this registration statement, although we have not observed harmful side effects in prior studies of LDN or MENK, later trials could reveal such side effects. The pharmacokinetic profile and results of preclinical studies may not be indicative of results in any clinical trial.

Neither we nor or our licensor have not conducted studies on the long-term effects associated with the use of our drug candidates. Studies of long-term effects and chronic dosing (approximately 1 year of dosing); will be required for regulatory approval and may delay introduction of our therapies or our other drug candidates into the market. Additional studies could also be required at any time after regulatory approval of any of our drug candidates. Some or all of our drug candidates may prove to be unsafe for human use.

26 | P a g e

Even if our or our licensor’s drug candidates do obtain regulatory approval they may never achieve market acceptance or commercial success.

Even if we or our licensor obtain regulatory approval, our drug candidates may not achieve market acceptance among physicians, veterinarians, patients and/or third-party payers or they may be used only in applications more restricted than we anticipate, and ultimately, may not be commercially successful. Our treatments, if successfully developed, will compete with a number of traditional products manufactured and marketed by major pharmaceutical and biotechnology companies. Our treatments may also compete with new products currently under development by such companies and others. Physicians or veterinarians will prescribe a product only if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial as compared to other products currently available and in use. Physicians or veterinarians also will prescribe a product based on their traditional preferences. Market acceptance of our drug candidates for which we receive approval depend on a number of factors, including:

●	the efficacy and safety of our drug candidates as demonstrated in clinical trials;
●	the clinical indications for which the drug is approved;
●	acceptance by physicians or veterinarians, major operators of clinics and patients of the drug as a safe and effective treatment;
●	the potential and perceived advantages of our drug candidates over alternative treatments;
●	the safety of drug candidates seen in a broader patient group, including its use outside the approved indications;
●	the cost of treatment in relation to alternative treatments;
●	the availability of adequate reimbursement and pricing by third parties and government authorities;
●	relative convenience and ease of administration;
●	the prevalence and severity of adverse side effects; and
●	the effectiveness of our sales and marketing efforts.

If our drug candidates that obtain regulatory approval fail to achieve market acceptance or commercial success, the Company’s financial results will be adversely affected.

The commercial success of LDN depends, in part, on Cytocom’s ability to develop and market the drug in North America, and if it fails in these initiatives, our ability to generate future revenue in Emerging Markets could be reduced.

Any of the following events or factors could have a material adverse effect on our ability to generate revenue in Emerging Markets from the commercialization of LDN:

●	Cytocom may be unable to successfully complete the clinical development of LDN;
●	our lack of experience in commercializing and marketing drug products in Emerging Markets;
●	we may not have or be able to obtain sufficient financial resources to develop and commercialize LDN in Emerging Markets;
●	we may not be able to identify a suitable co-development partner in Emerging Markets;
●	we, or any of our future partners, may fail to fulfill our responsibilities in a timely manner or fail to commit sufficient resources to the development, regulatory approval, and commercialization efforts related to LDN in Emerging Markets;
●	we, or any of our future partners, must comply with additional requests and recommendations from regulatory agencies in Emerging Markets, including additional clinical trials;
●	we, or any of our future partners, may not obtain all necessary approvals from foreign regulatory agencies;
●	LDN must be manufactured in compliance with requirements of foreign regulatory agencies and in commercial quantities sufficient to meet market demand;
●	LDN may not achieve market acceptance by physicians, veterinarians, patients and third party payers in our markets;
●	LDN may not compete successfully against alternative products and therapies; and
●	we, or any pharmaceutical company, may independently develop products that compete with LDN.

27 | P a g e

Changes in pharmaceutical and biotechnology industry trends could adversely affect the Company’s operating results.

Industry trends, economic and political factors that affect pharmaceutical, biotechnology, medical device companies and academic/government entities sponsoring clinical research directly affect the Company’s business. For example, many companies in such industries and government organizations have been hiring companies to conduct large development projects. The Company’s operations, financial condition and growth rate could be materially and adversely affected if these industries reduce outsourcing of such projects. In the past, mergers, product withdrawals, liability lawsuits and other factors in the pharmaceutical industry have slowed decision making by pharmaceutical companies and correlating government bodies significantly delaying and/or halting drug development projects. Continuation or increases in such trends could have an adverse effect on the Company’s business. Additionally, numerous government agencies have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost-containment efforts limit potential profits derived from new drugs, the Company’s clients may reduce their drug discovery and development spending. A reduction in drug discovery and development spending could have a material adverse effect on the Company’s results and operations creating a significant reduction of the Company’s revenue.

We currently rely on our licensor and third parties to conduct all our clinical trials. If they do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our drug candidates.

We currently do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as contract research organizations, to conduct clinical trials on our drug candidates. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as current Good Clinical Practices (“cGCPs”) for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

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

28 | P a g e

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

At December 31, 2018, we had $5,859 in cash and cash equivalents. We do not believe that our available cash and cash equivalents will be sufficient to fund our anticipated level of operations for the next 12 months and we will likely need to seek outside sources of funding. Assuming that anticipated investment and revenue does not materialize, business operations would not be able to continue more than 30 days. We believe we require at least $5 million for our operations over the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

●	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;
●	the timing of, and costs involved in, seeking and obtaining regulatory approvals;
●	the continuation and success of our strategic alliances and future collaboration partners;
●	the exercise of remaining options under current collaborative agreements;
●	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;
●	our ability to enter into additional collaboration, licensing, government or other arrangements and the terms and timing of such arrangements;
●	potential acquisition or in-licensing of other products or technologies; and
●	the technologies or other adverse market developments.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. We currently have no understandings, commitments or agreements relating to any of these types of transactions.

29 | P a g e

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

In addition, if the Company or any of its future collaboration partners does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval, and commercialization efforts related to LDN could be delayed or terminated. It may be necessary for us to assume the responsibility at our own expense for the development of LDN. In that event, we would likely be required to seek additional funding.

We may form additional strategic alliances in the future with respect to our independent programs, and we may not realize any benefits of such alliances.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties with respect to our independent programs that we believe will complement or augment our existing business. For example, we plan to find a partner to co-develop and commercialize MENK and LDN outside North America upon completion of clinical development of LDN for the treatment of pediatric and adult patients with Crohn’s disease. We face significant competition in seeking appropriate strategic partners. The negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any future product candidates and programs because our research and development pipeline may be insufficient, our product candidates and programs may be deemed to be at too early a stage of development for collaborative effort and/or third parties may not view our product candidates and programs as having the requisite potential to demonstrate safety and efficacy. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transactions. Any delays in entering into new strategic partnership agreements related to our product candidates could also delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

We do not currently manufacture LDN Low Dose Naltrexone (LDN) and therefore must rely on third-party manufacturing to supply the drug for clinical trials. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers, which would cause delays in the development and commercialization of our drug candidates.

The manufacture of pharmaceutical products in compliance with cGMPs requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the drug candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced regulatory and cGMP requirements, other regulatory requirements, and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our preclinical studies and clinical trials would be jeopardized. Any delay or interruption in the supply of preclinical study or clinical trial materials could delay the completion of our preclinical studies and clinical trials, increase the costs associated with maintaining our preclinical study and clinical trial programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the studies and trials completely.

30 | P a g e

All manufacturers of our drug candidates must comply with cGMP requirements. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our component materials may be unable to comply with these cGMP requirements and with other regulatory requirements. Regulatory agencies at any time may also implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our drug candidates or entail higher costs or impair our reputation.

We source the API for LDN from third-party vendors. Another pharmaceutical company manufactures the API for MENK. Our current agreements with our suppliers provide for the entire supply of the API necessary for additional clinical trials or for full-scale commercialization. In the event that we and our suppliers cannot agree to the terms and conditions for them to continue to provide some or all of our API clinical and commercial supply needs, or if any single source supplier terminates the agreement in response to a breach by us, we would not be able to manufacture the API on a commercial scale until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, our drug candidates.

Although alternative sources of supplies exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities are limited, and it could be expensive and take a significant amount of time to arrange for alternative suppliers, which could have a material adverse effect on our business. New suppliers of any API would be required to qualify under applicable regulatory requirements and would need to have sufficient rights to the method of manufacturing such ingredients under applicable intellectual property laws. Obtaining the necessary regulatory approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.

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

We are dependent on market acceptance of compounding pharmacies and compounded formulations, and physicians or veterinarians may be unwilling to prescribe, and patients may be unwilling to use, our proprietary LDN compounded formulation.

We are currently distributing our proprietary LDN formulation for human use through third-party compounding pharmacies and distributors in Emerging Markets. Our formulation has not undergone the FDA approval process and only limited data, if any, may be available with respect to the safety and efficiency of our formulation for any particular indication. Some physicians may be hesitant to prescribe, and some patients may be hesitant to purchase and use, this non-FDA approved compounded formulation. In addition, certain compounding pharmacies have been the subject of widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from regulatory agencies. As a result, physicians may be unwilling to prescribe a compounded formulation when an FDA-approved alternative is available, even if they believe the compounded formulation to be superior and less expensive. Other reasons physicians may be unwilling to prescribe or patients may be unwilling to use our proprietary LDN compounded formulation could include the following, among others: our proprietary formulation is not required to be, and has not been, approved for marketing and sale by the FDA; there may be limited or no data available with respect to the clinical efficacy or safety of our compounded formulation the physician is prescribing; and to the extent there is such data available, we are limited in our ability to discuss the efficacy or safety of our formulation with potential purchasers of our formulation.

31 | P a g e

We aim to generate revenue from our proprietary LDN formulation through agreements with compounding pharmacies outside of the United States, but we may not be successful in our efforts to generate revenue from such formulation.

One aspect of our business strategy is to enter into other sub-licensing arrangements with compounding pharmacies outside of the U.S., through which we can generate revenue from the sale of our proprietary LDN formulation. We have limited experience commercializing our formulation through licensing arrangements with compounding pharmacies. Even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

We have minimal experience sub-licensing products to pharmacies and outsourcing facilities and we may not be successful in our efforts to develop our licensing arrangements. If we elect to sub-license our proprietary LDN formulation to one or more pharmacies or outsourcing facilities outside of the U.S., we may not be able to enter into licensing agreements when desired, on acceptable terms, or at all. Establishing licensing or other relationships with pharmacies and outsourcing facilities could be expensive and time consuming, disrupt our other operations, require significant capital expenditures and distract management and our other employees from other aspects of our business.

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

We intend to remediate this weakness by increasing the size of our accounting staff when we have the financial resourced to do so, and by appointing an audit committee with membership that is qualified to oversee the Company’s financial reporting. However, there can be no assurance that we will be able to successfully implement our plans to remediate the material weaknesses in our financial reporting process. Our failure to successfully implement our plans to remediate these material weaknesses could cause us to fail to meet our reporting obligations, to produce timely and reliable financial information, and to effectively prevent fraud. Additionally, such failure, or other weaknesses that we may experience in our financial reporting process or other internal controls, could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

32 | P a g e

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

We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our drug candidates. Our current management, personnel systems and facilities may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

●	manage our clinical trials effectively, including our clinical trials for LDN which will be conducted at numerous trial sites throughout the world;
●	manage our internal development efforts effectively while carrying out our contractual obligations to licensors, contractors, collaborators, government agencies and other third parties;
●	manage operations in both regulated and unregulated businesses;
●	continue to improve our operational, financial and management controls and reporting systems and procedures; and
●	identify, recruit, maintain, motivate and integrate additional employees.

If we are unable to expand our managerial, operational, financial and other resources to the extent required to manage our development and commercialization activities, our business will be materially adversely affected.

We face substantial competition. Our competitors may discover, develop or commercialize products faster or more successfully than us.

The biotechnology and pharmaceutical industries are highly competitive. We face significant competition from companies in the pharmaceutical, biotechnology and other related markets that are researching and marketing products designed to address inflammatory disorders, HIV/AIDS and cancer in Emerging Markets. Established pharmaceutical companies that currently sell or are developing drugs in our markets of interest include, for example; Abbott Laboratories, Glaxo Smith Kline, Pfizer, and ViiV in the field of cancer treatment. Johnson & Johnson, Merck, Merck Serono, Takeda, Novartis, Pfizer, Reata, Sanofi-Aventis and Teva compete with us in all fields. Many or all of these established competitors are also involved in research and drug development regarding various OGF receptors. Pharmaceutical and biotechnology companies which are known to be involved in immunotherapy research and related drug development include Pfizer, Bristol-Myers Squibb, Merck, Takeda, Sanofi-Aventis, Incyte, and UCB Pharma among others.

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

In addition, in terms of the sub-licensing of LDN formulation to Acromax in the Dominican Republic, we compete against branded drug companies, generic drug companies, outsourcing facilities and other compounding pharmacies. We expect to continue our efforts on making available our proprietary compounded formulation through Acromax and other compounding pharmacies outside of the U.S. The drug products available through branded and generic drug companies with which our formulation competes have been approved for marketing and sale by the FDA and are required to be manufactured in facilities compliant with cGMP standards. As a result, some physicians may be unwilling to prescribe them. Because our proprietary LDN formulation is not required to be, and has not been, approved for marketing and sale by the FDA, our business may be subject to limitations our competitors with FDA-approved drugs may not face.

33 | P a g e

We may be subject to costly product liability claims related to our clinical trials and drug candidates and, if we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

Because we conduct clinical trials in Emerging Markets with human patients, we face the risk that the use of our drug candidates may result in adverse side effects to patients and to otherwise healthy volunteers in our clinical trials. We face even greater risks upon any commercialization of our drug candidates. Although we will maintain product liability insurance for clinical trials, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer, and we will be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. An individual may bring a product liability claim against us if one of our drug candidates, products or compounded formulations cause, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

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

Our business involves the use of hazardous materials. As a result, we, including our third-party manufacturers, must comply with environmental laws and regulations, which may be expensive and restrict how we do business.

Our third-party manufacturers’ activities involve the controlled storage, use and disposal of hazardous materials, including the components of our pharmaceutical products, test samples and reagents, biological materials and other hazardous compounds. We and our manufacturers are subject to foreign laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. We currently carry no insurance specifically covering environmental claims relating to the use of hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of an accident, applicable authorities may curtail our use of these materials and/or interrupt our business operations. In addition, if an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines. The substantial unexpected costs we may incur could significantly harm our financial condition and results of operations.

34 | P a g e

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

Our current and future operations substantially depend on our management team and our ability to have or recruit other key personnel, the loss of any of whom could disrupt our business operations.

The Company’s future success depends on the efforts and abilities of principal members of its senior management and scientific staff to provide strategic direction, business development, operations management and maintenance of a cohesive and stable work environment. If we are unable to recruit qualified personnel, or if we lose their services or the services of any other key member of management, it could be impossible to replace them.

35 | P a g e

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

Authorities in Emerging Markets may adopt healthcare legislation or regulations that are more burdensome than existing regulations. Possible changes in regulation could increase the Company’s expenses or limit its ability to offer some of its services or products. For example, the confidentiality of patient-specific information and the circumstances under which it may be released for inclusion in the Company’s databases or used in other aspects of business are subject to substantial government regulation. Additional legislation or regulation governing the possession, use and dissemination of medical record information or other personal health information may require the Company to implement new security measures requiring substantial expenditures or limiting the ability to offer services and products. These regulations might also increase costs by creating new privacy requirements for the Company’s business mandating additional privacy procedures for its clinical research business.

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

36 | P a g e

Compliance with the various reporting and other requirements applicable to public companies will also require considerable time and attention of management. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and U.S. stock exchanges, have imposed various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. In addition, the changes we make may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis.

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

37 | P a g e

We may not obtain government approval for our products and/or uses.

The development and commercialization of pharmaceutical products are subject to extensive governmental regulation in the United States and Emerging Markets. Government approvals are required to develop, market and sell potential drug candidates. Obtaining government approval to develop, market and sell drug candidates is time-consuming and expensive. The clinical trial results for a particular drug candidate might not satisfy necessary requirements to obtain government approvals. Even if we are successful in obtaining all required approvals to market and sell a drug candidate, post-approval requirements and the failure to comply with other regulations could result in suspension or limitation of government approvals.

In connection with drug discovery activities in Emerging Markets, we and our licensors will be subject to foreign regulatory requirements governing testing, approval, manufacturing, labeling, marketing and sale of pharmaceutical products. These requirements vary with location. Even if approval has been obtained by a licensor for a product in the United States, approval in a foreign country must be obtained prior to marketing the product. The approval process in foreign countries may be more or less rigorous than the United States and the time required for approval may be longer or shorter. Clinical studies conducted outside of a specific country may not be acceptable. The approval of a pharmaceutical product in one country does not guarantee approval in another.

Even if approved, the products that we may develop and market may be later withdrawn from the market or subject to promotional limitations.

We may not be able to obtain the labeling claims necessary or desirable for the promotion of our treatments if approved. We may also be required to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory or if adverse events or other safety issues arise after approval, regulatory agency in Emerging Markets may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to complete. In addition, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required. Any reformulation or labeling changes may limit the marketability of our products if approved.

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

38 | P a g e

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

We are subject to risks associated with our operations in Emerging Markets.

The Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer or regulatory relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our business, results of operations and financial condition. We also could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to our procedures, policies and controls, as well as potential personnel changes and disciplinary actions.

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

39 | P a g e

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Due to our net losses, negative cash flow and negative working capital, in their report on our audited financial statements for the years ended December 31, 2018 and 2017, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

Our commercial success will depend in part on obtaining and maintaining intellectual property protection for our products, formulations, processes, methods and other technologies. We will only be able to protect these technologies and products from unauthorized use by third parties to the extent that our licensor maintains valid and enforceable intellectual property rights, including patents or other market exclusionary rights.

The patent positions of pharmaceutical companies, like those of our licensor, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. The general environment for pharmaceutical patents outside the United States also involves significant uncertainty. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced, or that the scope of these patent rights could provide a sufficient degree of future protection that could permit us to gain or keep our competitive advantage with respect to these products and technologies. For example, we cannot predict:

●	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to make, use, sell, offer to sell or import competitive products without infringing our patents;
●	if and when patents will issue;
●	whether or not others will obtain patents claiming inventions similar to those covered by our patents and patent applications; or
●	whether we or our licensor will need to initiate litigation or administrative proceedings in connection with patent rights, which may be costly whether we or the licensor win or lose.

Some of the patents we have licensed may be subject to challenge and possibly invalidated or rendered unenforceable by third parties. Changes in either the patent laws or in the interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property.

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

40 | P a g e

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

The Company’s most important licenses for intellectual property include:

●

For LDN for Treatment for Immune Dysfunction application number 15/437,365 issued 10/30/2018 Patent No 10111870HIV/AIDs and Crohn’s disease, we license from Cytocom Patent Number 7879870, filed April 16, 2007, issued February 1, 2011, Methods for the treatment of as both a mon-therapy and adjunct therapy consisting of molluscum contagiosum infection, HTLV infection, HTLV-1 infection, hepatitis-A, HCV, HBV, HIV/AIDS infection, human papilloma virus infection, viral dysentery, flu, measles, rubella, chickenpox, mumps, polio, rabies, mononucleosis, ebola, respiratory syncytial virus, dengue fever, yellow fever, lassa fever, arena virus, bunyavirus, filovirus, flavivirus, hantavirus, rotavirus, viral meningitis, west Nile fever, arbovirus, parainfluenza, smallpox, Epstein-Barr virus, dengue hemorrhagic fever, cytomegalovirus, infant cytomegalic virus, progressive multifocal leukoencephalopathy, viral gastroenteritis, a hepatitis, meningitis, encephalitis, shingles, encephalitis, california serogroup viral, St. Louis encephalitis, rift valley fever, hand, foot, and mouth disease, hendra virus, enteroviruses, astrovirus, adenoviruses, Japanese encephalitis, lymphocytic choriomeningitis, roseola infantum, sandfly fever, SARS, warts, cat scratch disease, slap-cheek syndrome, orf, pityriasis rosea and lyssavirus.

The Company intends to use the pre-clinical and clinical data and country approvals to fast track our development in Emerging Markets and to hopefully fast track our approval process for companion pets. The Company plans to use the data from the pre-clinical and clinical work done in the United States to support our drug approval for companion pets with the FDA and Regulatory Authorities in Emerging Markets to fast track our approvals.

●	For the development of MENK for pancreatic cancer, we depend extensively on our sub-license of Cytocom’s license agreement with Pennsylvania State University covered by patents US Patent Numbers 6,737,397, CA 2,557,504, US 20010046968, US 6737397, US 6136780, US 20080015211, US 20070053838, US 8003630, US 20110123437, US 7807368, US 7576180, US 7517649, US 20080146512, US 7122651, US 20060073565, US 20050191241, Patent No 8,003,630 issued between 2001 and 2011. Our sub-license agreement with Pennsylvania State University may be terminated if we materially breach the agreement and fail to cure our breach during an applicable cure period. Our failure to use commercially reasonable efforts to develop and commercialize OGF sometimes referred to as MENK (intravenous) and MENK in Emerging Markets or to perform our other diligence obligations under the sub-license would constitute a material breach of the license agreement. In the event that Cytocom’s license agreement with Pennsylvania State University is terminated, we will lose all of our rights to develop and commercialize the drug candidates covered by such license, which would harm our business and future prospects. We have rights to a number of other patents having to do with the development of MENK which would allow us to continue our development of those indications.

41 | P a g e

We may become subject to intellectual property suits that could cause us to incur significant costs or pay significant damages or that could prohibit us from selling its products.

The Company’s competitors also seek to obtain patents or other protection of their proprietary rights. Third parties may claim in the future that the Company’s products infringe upon their proprietary rights. To date, there have been no claims of infringement. However, in the future, intellectual property claims could force the Company or Cytocom to alter its existing products or withdraw them from the market or could delay the introduction of new products.

Various patents have been issued to the Company’s competitors and these competitors may assert that Cytocom’s or the Company’s products infringe their patent or other proprietary rights. If those products are found to infringe third-party intellectual property rights, the Company may be unable to maintain its sub-license to use such technology, and it could incur substantial costs to redesign its products or to defend legal actions.

The drug discovery and development industry has a history of patent and other intellectual property litigation; thus, we may be involved in costly intellectual property lawsuits.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We or Cytocom may be subject to third party claims in the future that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. Further, if a patent infringement suit were brought against us or Cytocom, we could be forced to stop or delay research, development, manufacturing or sales of the product or drug candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or Cytocom may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or Cytocom were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or Cytocom are unable to enter into licenses on acceptable terms. This could harm our business significantly.

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

Our success will depend, in part, on our ability to obtain and maintain patent protection for our drug candidates, preserve our trade secrets, prevent third parties from infringing upon our licenses proprietary rights and operate without infringing upon the proprietary rights of others. While the patents we license have been issued, pending patent applications we have filed may not result in issued patents or may take longer than we expect to result in issued patents. We cannot be certain that patents will be issued as a result of any of our pending applications, and we cannot be certain that any of our issued patents, whether issued pursuant to our pending applications or licensed from third parties, will give us adequate protection from competing products.

Composition of Matter patents on APIs are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as they apply without regard to any method of use. Entirely new individual chemical compounds, often referred to as new chemical entities, are typically entitled to Composition of Matter coverage. However, we cannot be certain that the current law will remain the same, or that our drug candidates will be considered novel and non-obvious by patent regulators and courts.

In addition to Composition of Matter patents and patent applications, we also have licensed Method of Use patent applications. This type of patent protects the use of the product only for the specified method. However, this type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if these competitors do not actively promote their product for our targeted indication, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of Method of Use patents, the practice is common and such infringement is difficult to prevent or prosecute.

42 | P a g e

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

43 | P a g e

Risks Related to Government Regulation

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our drug candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by regulatory authorities in the United States and other countries. Regulations differ from country to country. Neither we nor our licensor are permitted to market our drug candidates in the United States until we receive approval of a NDA from the FDA. Neither we nor our licensor have submitted an application for or received marketing approval for any of our drug candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

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

44 | P a g e

Even if we receive regulatory approval for a drug candidate, we will be subject to ongoing regulatory obligations and continued regulatory review which may result in considerable additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

Once regulatory approval has been granted for us to sell our products, the approved product and its manufacturer are subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we or our licensors or our distributors receive for our drug candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our drug candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, manufacturers of our drug products are required to comply with current cGMP regulations which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our drug candidates or the manufacturing facilities for our drug candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:

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

Even if Cytocom obtains FDA approval of any product candidate it may develop or acquire in the future, we may never obtain approval or commercialize those products we license for sale outside of the U.S., which would limit our ability to realize their full market potential. If foreign approval is obtained, there are risks in conducting business in international markets.

We have and continue to seek other distribution and marketing partners for MENK and LDN outside North America that will and may market future products in Emerging Markets. In order to market any of our products we may license, develop or acquire outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in the U.S. or any foreign country may delay or have negative effects on the process for regulatory approval in other countries. If we fail to comply with regulatory requirements in a foreign country or to obtain and maintain required approvals, our potential market for our products will be reduced and our ability to realize the full market potential of our products will be harmed.

45 | P a g e

The Company, either directly or through its collaborating partners, is working with drug regulatory authorities in Emerging Markets where an FDA equivalent exists. The Company is working with the agencies to obtain local approval for the therapies for each modality that we intend to market for. We believe this will reduce our risk due to The Agreement on Trade Related Aspects of Intellectual Property Rights (“TRIPS”) which is an international agreement administered by the World Trade Organization (“WTO”). TRIPS allows emerging nations to manufacture drugs around existing patents.

If our licensed products are approved for commercialization in a foreign country, we intend to enter into agreements with third parties to market our products whenever they may be approved and wherever we have the right to market them. Consequently, we expect that we will be subject to additional risks relating to entering into international business relationships, including:

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

Our business may be affected by the efforts of government and third-party payers to contain or reduce the cost of healthcare through various means. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or ACA), enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the pharmaceutical industry. With regard to pharmaceutical products, among other things, ACA is expected to expand and increase industry rebates for drugs covered under Medicaid programs and make changes to the coverage requirements under the Medicare D program. ACA has been held constitutional. This adds to the uncertainty of the legislative changes enacted as part of ACA, and we cannot predict the impact that ACA or any other legislative or regulatory proposals will have on our business, in particular our access to licensed products for sale.

46 | P a g e

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Even though we do not and will not control referrals of healthcare services or bill directly to government or other third-party payers, certain healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by governments and regulators where we conduct our business. The regulations that may affect our ability to operate include, without limitation:

●	healthcare anti-kickback statutes in our markets, which prohibit, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for an item or service or the purchasing or ordering of a good or service, for which payment may be made under healthcare programs;
●	false claims statutes, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements to obtain payment from the federal government, and which may apply to entities like us which may provide coding and billing advice to customers;
●	criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; and
●	statutes that govern the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information.

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

Regulators may not accept the results of clinical trials conducted outside of the United States.

It is possible that regulators in our markets may not accept the results of our clinical trials. We would also need to ensure that trials are conducted in accordance with local legal and regulatory requirements and all applicable International Conference on Harmonisation of Good Clinical Practice guidelines and any other applicable regulatory requirements for the overall conduct of the clinical investigation.

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

As a group, our officers and directors own 11.47% of the outstanding common stock of the Company. Our other stockholders will have limited ability to influence corporate actions or decisions.

47 | P a g e

The price of our common stock may be volatile, and you may not be able to resell your shares.

An active and liquid trading market for our common stock may not develop or be sustainable. Shareholders may be unable to sell shares of common stock at or above their purchase price due to fluctuations in the market price of our common stock. The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

●	results from, and delays in, clinical trial programs relating to LDN, MENK and other drug candidates;
●	announcements of regulatory approvals or disapprovals of our drug candidates including LDN and MENK or delays in any regulatory agency review or approval processes;
●	failure or discontinuation of any of our research programs;
●	loss of significant clients or customers;
●	loss of significant strategic relationships;
●	announcements relating to future collaborations or our existing collaborations;
●	our failure to achieve and maintain profitability;
●	changes in earnings estimates and recommendations by financial analysts;
●	changes in market valuations of similar companies;
●	wholesalers’ buying patterns;
●	addition or termination of clinical trials or funding support;
●	regulatory developments affecting our drug candidates or those of our competitors;
●	the Company’s sales decrease internationally;
●	variations in the level of expenses related to our drug candidates or future development programs;
●	ability to secure new government contracts and allocation of our resources to or away from performing work under government contracts;
●	general economic conditions in the United States and our markets;
●	acquisitions and sales of new products, technologies or business;
●	market conditions in the pharmaceutical, biopharmaceutical and biotechnology sectors;
●	the issuance of new or changed securities analysts’ reports or recommendations regarding us, our competitors or our industry in general;
●	actual and anticipated fluctuations in our quarterly operating results;
●	disputes concerning our intellectual property or other proprietary rights;
●	introduction of technological innovations or new products by us or our competitors;
●	manufacturing issues related to our drug candidates for clinical trials or future products for commercialization;
●	market acceptance of our future products;
●	deviations in our operating results from the estimates of analysts;
●	third party payor coverage and reimbursement policies;
●	new legislation relating to the sale or pricing of pharmaceuticals;
●	regulatory actions affecting us or our industry;
●	product liability claims or other litigation or public concern about the safety of our drug candidates or future drugs;
●	our ability to obtain and maintain necessary intellectual property licenses including, those relating to LDN, MENK and other drug candidates;
●	the outcome of any future legal actions to which we are a party;
●	sales of our common stock by our officers, directors or significant stockholders;
●	frequent, irregular, under market, or large sales of shares of our common stock by any shareholder;
●	additions or departures of key personnel; and
●	external factors, including natural disasters and other crises.

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

48 | P a g e

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

49 | P a g e

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

50 | P a g e

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Form 10-K are considered forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) concerning our business, results of operations, economic performance and/or financial condition, based on management’s current expectations, plans, estimates, assumptions and projections. Forward-looking statements are included, for example, in the discussions about:

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

51 | P a g e

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We maintain our headquarters at 37 North Orange Ave, Suite 800M, Orlando, Florida 32801. The Company leases approximately 200 sq. feet at a monthly cost of approximately $700. The lease expires on March 31, 2020.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

52 | P a g e

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

Period

	Price Range
	High	Low
Quarter Ended:	$

December 31, 2018	$0.02	$0.004
September 30, 2018	$0.03	$0.02
June 30, 2018	$0.04	$0.03
March 31, 2018	$0.06	$0.02

Quarter Ended:	$

December 31, 2017	$0.07	$0.03
September 30, 2017	$0.07	$0.03
June 30, 2017	$0.09	$0.03
March 31, 2017	$0.09	$0.03

Record Holders

As of April 16, 2019, we have approximately 808 stockholders of record of our common stock.

Dividends

The Company paid no dividends in 2018 or 2017.

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

A total of 5,000,000 shares of the Company’s common stock has been approved, but not yet reserved, for issuance under the 2014 Plan. Awards under the 2014 Plan may be made to employees, directors, consultants and advisors of the Company and any successor entity that adopts the 2014 Plan. Awards under the 2014 Plan may be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. Vesting of awards will be determined by our Board. No more than 500,000 shares may be issued to a single participant pursuant to stock options and stock appreciation rights in a calendar year. Re-pricing of outstanding stock awards is not permitted under the 2014 Plan. The 2014 Plan will terminate upon the earlier of the adoption of a resolution of the Board terminating the 2014 Plan, or September 3, 2024.

53 | P a g e

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Item 1A. Risk Factors of this Annual report on Form 10-K.

Overview

Revenue

The Company had revenues of $113,500 in the year ending December 31, 2018. In February and October 2018, the Company reported the first shipments of LodonalTM to Nigeria. There were no revenues in 2017

Direct Expenses and Gross Margin

The Company incurred direct expenses of $47,673 in 2018. There were no direct expenses in 2017. Direct expenses include the cost of finished product sold from the Company’s contract manufacturers, sales incentives, associated travel, and inventory return charges.

Research and Development

The Company’s research and development (“R&D”) activities commenced in the third quarter of 2012, after the Company had completed the initial acquisition of MENK-related patents required for research in the second quarter of that year. Through 2013 and the first nine months of 2014, the Company continued to build an R&D organization and capabilities focusing primarily on new uses for opioid-related immuno-therapies, such as LDN and MENK. Those activities were suspended at the end of September 2014, due to lack of funding.

R&D expenses consist of salaries and benefits paid to employees directly engaged in research, payments made in cash or in kind to contractors for services directly related to research and product development, product development costs, payments made for patents and licenses to which the Company has acquired rights to use, and travel, telecommunications, facilities and external legal costs incurred in relation to research activities. Since 2014, the Company’s spending on R&D has been primarily to maintain patents and licenses acquired earlier, on trials in Africa, and prior to May 2018, to support patent discussions with the FDA in the USA outsourced contractors. In 2018, Company was not able to raise the cash required to resume its planned research program.

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

Operating Expenses

Selling, general and administrative expenses primarily include salary and benefit costs for employees and contractors included in our sales, marketing, finance, legal and administrative organizations, professional services, insurance, unallocated travel expenses, telecommunications, impairment of intangibles, and office expenses. Professional services consist principally of external legal, audit, tax and other consulting services.

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

54 | P a g e

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

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606),” using the modified retrospective method. Adoption of the new revenue standard had no impact on the Company’s consolidated balance sheet, results of operations, equity or cash flows as of the adoption date.

Sales of LodonalTM pills or capsules product are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of product at a delivery point, as negotiated within each contract. Each quantity of product sold is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the product, the transfer of significant risks and rewards, the Company’s right to payment, and transfer of legal title. In each case, the time between delivery and when payments are due is not significant.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. At December 31, 2018, we had no leases that fall within the scope of this standard. Accordingly, the standard has no impact on our consolidated financial position or our results of operations.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

55 | P a g e

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2018, the Company has no cash balances in excess of insured limits.

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

56 | P a g e

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the years ended December 31, 2018 and December 31, 2017 was $1,733 and $826, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2018 and 2017, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2018, and 2017, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

57 | P a g e

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues (dollar amounts in thousands):

We had revenues from operations of $114 for the year ended December 31, 2018, compared to revenues of $0 for the year ended December 31, 2017. All 2018 revenues were earned from shipments of LodonalTM to Nigeria.

Operating Expenses

Selling, general and administrative (dollar amounts in thousands):

58 | P a g e

Selling, general and administrative expenses and related percentages for the years ended December 31, 2018 and 2017 were as follows (dollar amounts in thousands):

	2018	2017
Selling, general and administrative	$3,232	$2,832
Increase / (decrease) from prior year	$400	$(1,055)
Percent increase / (decrease) from prior year	14%	(27)%

In 2018, total cash spent on in selling, general and administrative expense was $3,232, compared to $2,832 for 2017, an increase of $400 or 14%. For the years ended December 31, 2018 and 2017, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	2018	2017
Stock listing and investor relations expenses	$43	$135
Consulting and contractors	1,041	858
Payroll	1,417	1,025
Professional fees	142	196
Travel	51	161
Other expenses	538	457
	$3,232	$2,832

The increase year over year in selling, general and administrative expense was attributable primarily to a $392 increase year over year in payroll costs, an increase of $183 in consulting expenses, offset by reductions of $110 in travel expenses and $92 in stock listing expenses.

Significant spending included:

●	consulting services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $1,041 in 2018, an increase of $183 or 21% over the $858 spent in 2017. The increase was primarily due to increases in consulting services directed towards obtaining regulatory approvals for the development and sale of licensed products in the USA prior to May 2018, and in Emerging Markets throughout the year;
●	professional fees for legal, tax and accounting services in the amount of $142 in 2018, a decrease of $54 or 28% over the $196 spent in 2017. The decrease was due to the fact that, as a result of the deconsolidation of Cytocom, the Company is no longer accounting for professional fees incurred by Cytocom;
●	payroll in the amount of $1,417 in 2018, an increase of $392 or 38% over the $1,025 spent in 2017. While headcount in the year fell from 7 to 4 employees, additional expenses were incurred arising from the hiring of John Abeles as CEO by both the Company and Cytocom for a period in 2018;
●	travel in the amount of $51 in 2018, a decrease of $110 or 68% from the $161 spent in 2017, the result of a reduction in travel to Africa to market the Company’s products and to obtain regulatory approvals for their sale, and to the Caribbean to meet with contract manufacturers and their government regulatory agencies.

Research and development

R&D expenses and related percentages for the years ended December 31, 2018 and 2017 were as follows (dollar amounts in thousands):

	2018	2017
Research and development	$144	$399
Increase/ (decrease) from prior year	$(255)	$(45)
Percent increase/ (decrease) from prior year	(64)%	(10)%

R&D is overseen and managed internally, working with individuals, universities, and CROs in order to utilize patents that we have sub-licensed or acquired since our inception. We continue to seek to expand our pipeline of patents by reviewing other compounds, technologies or capabilities. We also seek out promising compounds and innovative technologies developed by third parties to incorporate into our discovery and development processes or projects.

59 | P a g e

For the years ended December 31, 2018 and 2017, research and development expenses were made up as follows (dollar amounts in thousands):

	2018	2017
Contracted and consulting services	$27	$149
Patent expenses	25	146
Trials	-	10
Professional fees	67	94
Other	25	-
	$144	$399

Expenses for research and development in 2018 decreased by 64% compared to expenses in the same period 2017. The overall decrease was the result of lower funding available to conduct research and development. Most of the R&D spending in both years focused on the development of LDN, primarily under trials in Africa.

In 2018, total cash spent on R&D was $144, a decrease of $255 or 64% over the $399 spent in 2017. Significant cash items included:

●	payments for contracted services ($27 in 2018, a decrease of $122 or 82% over the $149 that had been accrued in prior years for services owed to a vendor. The decrease was attributable mainly to decreased use of a contractor to work with the FDA in the United States;
●	patent expenses ($25 in 2018, compared to $146 for 2017, a decrease of $121 or 83% over 2017), reflecting lower costs incurred in 2018 to maintain one of the Company’s licenses, and lower costs for the registration of patents in new countries;
●	legal fees ($67 in 2018, compared to $94 in 2017, a decrease of $27, or 29% over 2017), incurred for the support of patents and licenses and to register patents in existing jurisdictions;

Stock issued for services

The cost of stock issued for services G&A and related percentages for the years ended December 31, 2018 and 2017 were as follows (dollar amounts in thousands):

	2018	2017
Consulting services G&A	$772	$2,092
Percentage increase/(decrease) from prior year	(63)%	(60)%

The decrease in expense reflects a reduction in the number of shares issued for services and the decrease in the price of the Company’s stock year over year.

The number of shares issued for consulting services G&A in 2018 16,998,640 (28,995,460 in 2017).

Consulting services G&A 2018 consisted of the following:

Amortization of cost of stock issued prior to 2018 under G&A consulting contracts	$-

Amortization of cost incurred for new stock issued in 2018 under G&A consulting contracts entered into in 2018	$772

60 | P a g e

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

In 2018, the Company issued 203,995,454 warrants as part of notes payable at an exercise price of $0.005 to $3.74, for which it recorded no warrant expense. In 2017, the Company issued 66,789,711 warrants to stockholders at exercise prices ranging between $0.01 and $3.74, for which it recorded an expense of $591.

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. The decrease year over year in depreciation and amortization expense reflects the fact that all of the Company’s patents and licenses had been impaired by the end of 2015.

Depreciation and amortization expenses for the years ended December 31, 2018 and 2017 were as follows (dollar amounts in thousands):

	2018	2017
Depreciation expense	$2	$1
Amortization expense	$-	$-
Increase/ (decrease) from prior year	$1	$1
Percentage increase (decrease) from prior year	100%	(50)%

Interest Expense

Interest expense for the years ended December 31, 2018 and 2017 were as follows (dollar amounts in thousands):

	2018	2017
Interest expense	$1,183	$1,217
Increase/(decrease) from prior year	$(34)	$(2,230)
Percentage increase/(decrease) from prior year	(3)%	(65)%

Interest expenses are comprised of loan origination fees and interest owed by the Company.

Gain/(Loss) on settlement of debt (dollar amounts in thousands):

In 2018, certain lenders to the Company exercised their rights to convert all or a portion of their notes payable to equity. The Company also settled certain obligations in 2018 through the issuance of its common stock. In 2018, the Company recorded a loss of $684,668, reflecting the fair value of the 30,351,461 shares of common stock issued in exchange for notes and other obligations. In 2017, the Company recorded income of $866,455, reflecting the fair value of the 14,058,833 shares of common stock issued in exchange for notes and other obligations.

Liquidity:

Liquidity is measured by the Company’s ability to secure enough cash to meet its contractual and operating needs as they arise. The Company had cash of $5,859 at December 31, 2018, compared to $14,718 at December 31, 2017. Cash at the end of 2017 comprised cash for both the Company and Cytocom. For the years ended December 31, 2018 and 2017, net cash used in operating activities was $1,369,503 and $2,053,263, respectively. $1,971 cash was used in investing activities for the year ended December 31, 2018 ($1,505 was used in 2017). In 2018, the Company was able to cover its operating and investing cash-flow requirements through the issuance of notes payable and sale of equity, in the amount of $1,099,970 ($1,995,097 in 2017).

61 | P a g e

In February 2018, the Company commenced sales of LodonalTM to Nigeria. The Company cannot be certain, however, that future sales to Nigeria and other Emerging Markets will generate sufficient cash flows for the next 12 months to pay for operating expenses and to pay off current and past-due obligations. In addition to projected sales, the Company expects to continue fund operations through sales of equity and notes payable, and conversions of exiting obligations into equity. Over the next 12 months, the Company believes it will require between $300,000 and $350,000 monthly to meet its ongoing expenses and obligations.

If the Company is unable to generate sufficient cash flows from sales, or if it does not raise additional working capital to meet all of its operating obligations and expenditures, the Company may have to modify its business plan.

In addition to the cost of its ongoing operations, the Company expects it will incur future research and development expenditures in the next 12 months for Emerging Markets and for the development of pet therapeutics. The estimated cost of this development is between $3,000,000 and $7,500,000.

During the year ended December 31, 2018 proceeds from the sale of stock and exercise of stock warrants (including stock and warrants of Cytocom sold or exercised prior to May 2018) totaled $240,500, compared to $706,539 for the corresponding period in 2017. The Company also received $859,470 from the issuance of notes payable in year ended December 31, 2018, compared to $1,608,440 in 2017. Loan repayments made in cash in the year ended December 31, 2018 totaled $0 ($319,882 in 2017).

Off-Balance Sheet Arrangements

During the years ended December 31, 2018 and 2017, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2018 and 2017 and the report of Turner, Stone & Company, L.L.P. (“Turner”), our independent registered public accounting firm, are set forth on pages F-1 through F-20 of this Annual Report.

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

62 | P a g e

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee, management concluded that, as of December 31, 2018, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

As of March 31, 2019, the number of voting members of our Board of Directors was 6. The members of our Board of Directors as of March 31, 2019 are as follows:

Name	Age	Director Since	Position
Noreen Griffin	66	March 2012	Chief Executive Officer and Director
Edward Teraskiewicz	72	January 2015	Director
Dr. Clifford Selsky	70	February 2016	Director
Dr. Roscoe Moore	64	August, 2018	Director and Chairman of the Board
Jack Brewer	40	September, 2018	Director
Kevin Phelps	64	November 2018	Director

The biographies of each director below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

63 | P a g e

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

Over the course of his career, Dr. Selsky has served as principal investigator for both the Pediatric Oncology Group at Florida Hospital Cancer Institute and the Children’s Oncology group at Florida Hospital overseeing more than 140 cooperative group protocols. He was department chair for Pediatrics at Florida Hospital for Children for seven years. Additionally, he has served on numerous committees including Florida Hospital Cancer Center Medical Advisory committee, Florida Hospital Ethics committee, Florida Hospital Quality Assurance committee and Florida Hospital Pharmacy and Therapeutics committee. Dr. Selsky was elected president of the Orange County Medical Society in 2017 and has received numerous awards including the Florida Hospital Medical Staff recognition Award for Excellence 2008 and being named Top Doctor, Orlando Magazine in 2001, 2005, 2006, 2007, 2008, 2009, 2010, 2011 and 2015.

64 | P a g e

Dr. Roscoe Moore — Dr. Moore was a career officer within the Commissioned Corps of the United States Public Health Service (USPHS) and Assistant United States Surgeon General (Rear Admiral, USPHS) within the Immediate Office of the Secretary, Department of Health and Human Services (HHS). He operated as Principal Liaison between the HHS and the ministries of health of African countries for the development of infrastructure for preventive health needs and was integrally involved in the formation of the President’s Emergency Program for AIDS Relief (PEPFAR) program under President George W. Bush, a program which is credited with turning the tide of the global AIDS pandemic. He was selected as Chief Veterinary Medical Officer, USPHS, by Surgeon General C. Everett Koop, and was the Chief Epidemiologist with the Center for Devices and Radiological Health for the FDA. Dr. Moore served as an Epidemic Intelligence Service Officer with the U.S. Centers for Disease Control and Prevention (CDC) and as the ranking veterinarian across all uniformed services, including the armed forces. Dr. Moore has conducted clinical research on infectious diseases including Venezuelan equine encephalitis, tuberculosis, listeriosis, psittacosis, malaria, and HIV/AIDS. He has also been involved in the development of a sustainable infrastructure for the surveillance of emerging and re-emerging diseases worldwide. He has written or co-authored over 100 publications covering a broad range of public health issues.

Dr. Moore has international experience with North Africa (Morocco), North West Africa Sub-Saharan Africa, West Africa (Senegal, Nigeria, and Mali), Central Africa (Central African Republic, Republic of Congo, Rwanda, and Uganda), East Africa and Southern Africa and the countries of the Southern African Development Community [SADC]).

Dr. Moore received his Bachelor of Science and Doctor of Veterinary Medicine degrees from the Tuskegee Institute; his Master of Public Health degree in Epidemiology from the University of Michigan; and his Doctor of Philosophy degree in Epidemiology from the Johns Hopkins University. He was awarded the Doctor of Science degree (Honoris Causa) by Tuskegee University in recognition of his distinguished career in public health. Dr. Moore also served as an Assistant Professor of Oncology within the Howard University College of Medicine Cancer Center.

Jack Brewer — Mr. Brewer, founder and CEO of The Brewer Group Companies (TBG) and a former wealth manager with Merrill Lynch, currently manages The Brewer Group’s private portfolio, which focuses on impact investing. Mr. Brewer is a former football safety who played professionally in the National Football League, where he was a captain on the Minnesota Vikings, New York Giants and the Philadelphia Eagles. Mr. Brewer currently mentors and helps several professional athletes as they transition from sports to business. Brewer earned his Bachelor of Science (2001) and his Masters in Sport Management (2002) from the University of Minnesota, all while playing Division I football. Additionally, he has completed Executive Business Programs at Harvard School of Business (2005) and the Wharton School of Business (2006), and is currently pursuing his Masters in International Affairs from Colombia University. Brewer is currently completing the Executive MBA program at the University of Miami where he is spearheading Brewer Sports International’s education program to be the largest post-secondary degree program in professional sports, having graduated over 40 current and former professional athletes with EMBA degrees in its first graduating class.

Kevin Phelps — Mr. Phelps is a General Partner in Trillium Group, LLC, a Rochester, New York based venture capital firm and a Founder of Cashel Rock Advisors and FinanciaLink Strategic Alliances, two private wealth management firms specializing in strategies for corporations and high net-worth individuals.

His professional experience began as a CPA with Price Waterhouse (now PwC), where he consulted with over 20 companies with a principal focus on emerging growth opportunities. In 1987, he was recruited to head financial planning for Eastman Kodak’s BioProducts Division. He assisted in the spinoff of the business into an international joint venture and became the Chief Financial Officer of the new entity, Genencor International, Inc. In this role, he created and managed Genencor’s finance and treasury groups and established the company’s accounting and reporting practices. He raised in excess of $100 million in debt capital to fund Genencor’s operations and expansion. He also served as Vice President of New Business Development.

65 | P a g e

Executive Officers

Biographical information concerning Noreen Griffin, our Chief Executive Officer is set forth above. Biographical information concerning our other executive officers is set forth below.

Peter Aronstam – Mr. Aronstam, age 66, has been our Chief Financial Officer since January 2013. Mr. Aronstam brings more than 30 years of experience in accounting, finance, banking, international trade and law to his clients. His career is marked by a progression of senior finance roles with growth and performance-driven enterprises, from start-up technology and internet companies to chief financial officer roles with small service providers to very large international manufacturers to global banks. Mr. Aronstam has advised publicly-held and privately-owned businesses since 1978, providing both full-time and part-time CFO services. His background includes start-up VC-backed entrepreneurial companies, manufacturing technology and service companies, serving as a public-company CFO, corporate and international banking in major multinational banks, managing HR and IT functions, and raising more than $500,000,000 in debt and equity for his companies and their customers. From 2001 to 2006, Mr. Aronstam was the Chief Financial Officer of Airspan Networks, Inc., a public reporting company in Boca Raton, Florida. He also was the CFO of private company Mainstream Holdings, LLC in West Palm Beach, Florida from 2007 to 2008 and private company The Neptune Society in Plantation, Florida from 2008 to 2009. Since 2010, Mr. Aronstam has been a partner of B2B CFO Partners, LLC, doing business as B2B CFO©. The firm provides CFO services to its clients on a part time basis. Born and educated in South Africa, Mr. Aronstam earned his Bachelor of Commerce, Bachelor of Law and PhD from the University of the Witwatersrand in South Africa. Mr. Aronstam has worked in South Africa, Canada, and Florida.

Dr. Fengping Shan – Dr. Shan, age 60, has been our Chief Science Officer since March 2012 and was a member of our Board from March 2012 until September 2014. Dr. Shan has a Ph.D. in Microbiology and Tumor Immunology. Dr. Shan is Professor of Immunology and Vice Director of the Institute of Immunology, China Medical University, in Shenyang, China. He has been with the University from 2006 to present. Dr. Shan was the Senior Scientist for Penta Biotech from 2000 to 2006, Chief Scientist for the China Liaoning Institute of Microbiological Science from 1995 to 2000 and studied at the National Cancer Research in Paris, France from 1990 to 1994. Dr. Shan has authored 90 publications, been issued 11 patents, and is the unique inventor of a thrombolytic enzyme from the earthworm. From 2000 to present, Dr. Shan has worked both in the United States and China on the clinical trials with Dr. Nicholas Plotnikoff involving new immunotherapies for the treatment of cancer. Based on the trials, a number of patents were filed in China beginning in 2009 and 2010, and approved in 2011.

66 | P a g e

Board Committees

At December 31, 2018, we had not yet established an audit committee, compensation committee, or nominating committee. During 2018, the functions ordinarily handled by these committees were handled by our entire Board. In February of 2015, the Board authorized formation of and adopted charters for an audit committee, compensation committee and nominating committee. As of the date of filing this annual report, no members were appointed to the audit committee, compensation committee or nominating committee. The audit committee, compensation committee and nominating committee have not yet held any meetings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2018, the Reporting Persons met all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table summarizes the annual compensation of our Named Executive Officers (defined below), as of December 31, 2018. “Named Executive Officers,” consistent with Item 402(m) of Regulation S-K promulgated under the Exchange Act, include: (i) the Company’s Principal Executive Officer and individuals acting in a similar capacity during fiscal year 2018, regardless of compensation level; (ii) the Company’s two most highly compensated executive officers other than the Principal Executive Officer who were serving as executive officers at the end of fiscal year 2018; and (iii) up to two additional individuals who would have been included under (ii) above but for the fact that the applicable individual was not serving as an executive officer of the Company at the end of fiscal year 2018.

67 | P a g e

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	All Other Compensation		Total($)

Noreen Griffin	2018	$481,884	(1)	$—	$—	$—	$18,000	(2)	$491,884
Chief Executive Officer	2017	$458,937	(1)	$—	$—	$220,983	$18,000	(2)	$697,920

Peter Aronstam	2018	$70,000	(3)	$—	$—	$—	$—		$70,000
Chief Financial Officer	2017	$90,000	(3)	$—	$—	$24,998	$—		$114,998

Dr. Fengping Shan	2018	$—		$—	$—	$—	$—		$—
Chief Science Officer (4)	2017	$—		$—	$—	$—	$—		$—

68 | P a g e

(1) In 2017 and 2018, Ms. Griffin agreed to defer a portion of her salary until the Company had sufficient income to pay the salary in cash in full. At December 31, 2018, the amount of salary deferred for Ms. Griffin was $1,584,504 ($1,228,905 at December 31, 2017). In 2018, one million options at a price of $0.04 were issued to Ms. Griffin. In 2017, warrants were issued to Ms. Griffin to acquire 4,420,000,000 shares of common stock of the Company and at a price of $0.05 each. The warrants were recorded at $220,983, which was determined to be the fair value as of the date of the warrant grant. The warrants expire on June 29, 2032.

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

(3) In 2017 and 2018, Mr. Aronstam agreed to defer a portion of his salary until the Company had sufficient income to pay the salary in cash in full. In 2018, no warrants or stock awards were granted to Mr. Aronstam. In 2017, warrants were granted to Mr. Aronstam to acquire 600,000 shares of common stock of the Company and at a price of $0.05 each. The warrants were recorded at $24,998, which was determined to be the fair value as of the date of the warrant grant. The warrants expire on June 29, 2022.

(4) No salary was paid and no shares or warrants were issued in 2017 or 2018.

Employment and Related Agreements

Noreen Griffin, the Company’s Chief Executive Officer, entered into an employment agreement with the Company in March 2012. The agreement has an initial two-year term and automatically renews for additional one-year periods at the election of our Board, unless sooner terminated in accordance with the agreement. The agreement provides for payment of an annual salary of $275,000, increasing by 5% per year during the term, payment of a monthly auto allowance of $1,500, payment for medical and insurance benefits, and payment of annual bonuses as determined by the Company. Ms. Griffin also received 2 million shares of the Company’s common stock when the Company commenced shipments of its LDN product, in addition to the 3 million founder shares to which Ms. Griffin was already entitled. The agreement entitles Ms. Griffin to certain payments if more than 50.1% of the Company’s issued stock is acquired in a merger. The agreement was amended in March 2013, increasing Ms. Griffin’s annual salary to $350,000, with automatic annual increases on each anniversary of 5%. The agreement was further amended as of March 14, 2018 extending the term to March 25, 2019. The agreement automatically renews for additional one-year periods unless terminated.

Peter Aronstam, our Chief Financial Officer, entered into a services agreement with the Company on December 15, 2014. The agreement expired on December 14, 2015, and was renewed for successive one-year periods until June 30, 2019. The agreement provides for a monthly payment of $5,000.

Outstanding Equity Awards at Fiscal Year-End

Warrants were granted to Mr. Aronstam in December 2014 to acquire 250,000 shares of common stock of the Company at a price of $0.14 each. The warrants expire on December 14, 2019. Warrants were granted to Mr. Aronstam in June 2016 to acquire 100,000 shares of common stock of the Company at a price of $0.17 each. The warrants expire on June 29, 2021. Warrants were granted to Mr. Aronstam in June 2017 to acquire 500,000 shares of common stock of the Company at a price of $0.05 each. The warrants expire on June 26, 2032. Warrants were granted to Mr. Aronstam in July 2017 to acquire 100,000 shares of common stock of the Company at a price of $0.05 each. The warrants expire July 1, 2022.

An option was granted to Ms. Griffin in March, 2016 to acquire 1,000,000 shares of common stock of the Company at a price of $0.20 each. The option expires on March 17, 2021. An option was granted to Ms. Griffin in June, 2017 to acquire 4,420,000 shares of common stock of the Company at a price of $0.05 each. The option expires on June 30, 2032.

Summary Director Compensation Table

The following table shows information regarding the compensation earned or paid during 2018 to Non-Employee Directors who served on the Board during the year. The compensation paid to Ms. Griffin is shown under “Executive Compensation” and the related explanatory tables. Ms. Griffin did not receive any compensation for her service as a member of the Board.

69 | P a g e

Name and Principal Position	Year	Fees Paid or Earned in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-equity incentive plan compensation	Non-qualified incentive plan compensation	All Other Compensation ($)		Total ($)

Edward Teraskiewicz,	2018	60,000	(1)	—		—	—	—	—		60,000
Director	2017	60,000	(1)	—		—	—	—	48,000	(1)	108,000

Dr. Clifford Selsky,	2018	60,000	(2)	—		—	—	—	—		60,000
Director	2017	60,000	(2)	12,500	(2)	—	—	—	—		72,500

Jack Brewer,	2018	20,000	(3)	—		130,000	—	—	—		150,000
Director	2017	—		—		—	—	—	—		—

Dr. Roscoe Moore,	2018	23,000	(4)	37,500	(4)	—	—	—	—		23,000
Director, Chairman of the Board	2017	—		—		—	—	—	—		—

Kevin Phelps,	2018	10,000	(5)	—		—	—	—	—		10,000
Director	2017	—		—		—	—	—	—		—

Paul Akin,	2018	15,000	(6)	—		—	—	—	—		15,000
Director	2017	60,000		12,500		—	—	—	—		72,500

70 | P a g e

(1) For services as a director in 2018, Mr. Teraskiewicz was entitled to receive payment of $60,000. In 2018, Mr. Teraskiewicz received 12,000,000,000 warrants (issued in the name of Raster Investments, Inc. (an irrevocable trust not managed by Mr. Teraskiewicz) in exchange for services provided to the Company and the board for 2018 and prior years.

For services as a director in 2017, Mr. Teraskiewicz was entitled to receive payment of $60,000. In 2017, Mr. Teraskiewicz received 4,137,931 warrants in exchange for $120,000 of fees owed to him for 2017 and prior years. 1,200,000 shares owed to Mr. Teraskiewicz for consulting services in 2017, valued at $48,000, were issued to Raster Investments, Inc., an irrevocable trust that is not managed by Mr. Teraskiewicz.

(2) For services as a director in 2018, Dr. Selsky was entitled to receive payment of $60,000. No shares of common stock were issued to Dr. Selsky in 2018.

For services as a director in 2017, Dr. Selsky was entitled to receive payment of $60,000. In 2017, Dr. Selsky was awarded 250,000 shares of common stock the Company for services as director. The stock was recorded at $12,500. In 2017, Dr. Selsky received 3,017,041 warrants in exchange for $87,500 of fees owed to him for 2017 and prior years.

(3) For services as a director in 2018, Mr. Brewer was entitled to receive payment of $20,000. Mr. Brewer agreed to defer all of this amount until 2019. In 2018, Mr. Brewer was awarded warrants to acquire 6,500,000 shares of common stock the Company at prices from $0.005 to $0.10 for services as director (valued at $130,000). No shares of common stock were issued to Mr. Brewer for services in 2018.

(4) For services as a director in 2018, Dr. Moore was entitled to receive payment of $5,000. Dr. Moore is entitled to receive, at his election, for each quarter he serves as a director, either 50,000 restricted shares of Company stock or warrants to purchase 50,000 shares of Company stock, with the Director choosing shares or warrants. Dr. Moore will make the first such election in 2019. Dr. Moore has also served as a senior advisor to the Company since November 2017. As compensation for his services in that role, Dr. Moore is to be paid a monthly fee of $1,500. Moore also received 1,875,000 shares of common stock for these services (valued at $37,500). Dr. Moore agreed to defer all 2018 cash compensation until 2019. No shares of common stock were issued to Dr. Moore for services as a director in 2018.

(5) For services as a director in 2018, Mr. Phelps was entitled to receive payment of $10,000. Mr. Phelps agreed to defer this amount until 2019. Mr. Phelps is entitled to receive, at his election, for each quarter he serves as a director, either 50,000 restricted shares of Company stock or warrants to purchase 50,000 shares of Company stock, with the Director choosing shares or warrants. Mr. Phelps will make the first such election in 2019. No shares of common stock were issued to Mr. Phelps in 2018.

(6) Mr. Akin resigned his position as director on March 31, 2018. For services as a director in 2018 to that date, Mr. Akin was entitled to receive payment of $15,000. Mr. Akin agreed to defer this amount until 2019.

For 2019, all members of the Board of Directors who are not our employees, or Non-Employee Directors, currently receive an annual retainer of $60,000 per year, payable monthly in arrears. In addition, Non-Employee Directors are eligible to receive stock or warrants upon their appointment to the Board. Certain members of the Board of Directors are also entitled to receive quarterly or annual payment of Company shares or warrants to acquire shares for their services. We do not currently have minimum stock ownership guidelines for Non-Employee Directors.

We reimburse Non-Employee Directors for actual out-of-pocket costs incurred to attend board meetings. No additional compensation is paid for attendance in person or by telephone at board meetings.

71 | P a g e

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2019 (the “Determination Date”) by: (i) each current director of our company; (ii) each of our named executive officers; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

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

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 455,577,799 shares of common stock outstanding as of March 31, 2019. Unless otherwise indicated, the business address of each person in the table below is c/o Immune Therapeutics, Inc., 37 North Orange Avenue, Suite 800M, Orlando, Florida 32801.

Name and Address	Amount of Beneficial Ownership*		Percentage of Class %

Noreen Griffin, Chief Executive Officer and Director	9,237,710	(1)	2.03
Dr. Roscoe Moore, Director and Chairman of the Board	1,875,000	(2)	0.41
Edward Teraskiewicz, Director	20,937,931	(3)	4.49
Dr. Clifford Selsky, Director	5,517,241	(4)	1.21
Jack Brewer, Director	10,507,200	(5)	2.31
Kevin Phelps, Director	—	(6)	—
Dr. Fengping Shan, Chief Science Officer	3,702,499		0.81
Peter Aronstam, Chief Financial Officer	950,000	(7)	0.21

All directors and officers as a group (8 persons)	55,480,080		12.18

*	The percentages are calculated using 455,577,799 outstanding shares of the Company’s common stock on March 31, 2018, as adjusted pursuant to Rule 13d-3(d)(1)(i). Pursuant to Rule 13d-3(d)(1) of the Exchange Act, shares beneficially owned by a person or group includes shares of common stock that such person or group has the right to acquire within 60 days after March 31, 2019, which includes, but is not limited to, (i) shares subject to exercisable options or options exercisable within 60 days of March 31, 2019 and (ii) shares subject to RSUs or performance share awards that will vest within 60 days of March 31, 2019.

(1)	Represents 704,009 shares held in the name of Griffin Enterprises Group, Inc., which is 50% owned and managed by Robert Wilson, Ms. Griffin’s son; 2,685,000 shares held by the Griffin Family Trust, an irrevocable trust that is not managed by Ms. Griffin; 428,701 shares held by Noreen Griffin, individually. In addition, 5,420,000 warrants and options have been issued to Ms. Griffin.

(2)	As compensation for his appointment as director, the Company will issue Dr. Moore a per quarter either 75,000 restricted shares of Company stock or warrants to purchase 75,000 shares of Company stock, with the Mr. Phelps choosing shares or warrants. As of March 31, 2019, no shares or warrants had been issued to Dr. Moore.

72 | P a g e

(3)	2,800,000 shares are held by Raster Investments, Inc., an irrevocable trust that is not managed by Mr. Teraskiewicz. Raster Investments, Inc. has a total of 12,000,000 warrants. Mr. Teraskiewicz has a total of 6,137,931 warrants in his name.

(4)	As compensation for his appointment as director, the Company issued Dr. Selsky a total of 500,000 shares of restricted common as follows: 250,000 shares of stock upon his agreement to serve as director, and 250,000 shares after he had served as director for 12 consecutive months. Warrants for 5,017,241 shares were issued to Dr. Selsky in 2016 and 2017.

(5)	Upon Mr. Brewer’s appointment to the Board on August 20, 2018, the Company and Mr. Brewer agreed to convert an amount of $25,000 owing to Mr. Brewer by the Company on that date into a promissory note and warrant to purchase 5 million shares of Company stock at $.005. Warrant Issuance. The Company also agreed to issue 1,500,000 warrants with a 5-year validity to purchase Company common stock at $.10.

(6)	As compensation for his appointment as director, the Company will issue Mr. Phelps each quarter either 50,000 restricted shares of Company stock or warrants to purchase 50,000 shares of Company stock, with the Mr. Phelps choosing shares or warrants. As of March 31, 2019, no shares or warrants had been issued to Mr. Phelps.

(7)	Represents warrants to purchase 950,000 shares of common stock, as follows: (i) for price of $0.14, 250,000 shares until December 14, 2019; (ii) for price of $0.17, 100,000 shares until June 29, 2021; (ii) for price of $0.14 (250,000 shares until December 2019); (iii) for price of $0.05, (500,000 shares until June 26, 2032); and (iv) for price of $0.05 (100,000 shares until July 1, 2022).

Item 13. Certain Relationships and Related Party Transactions

On May 1, 2017, the Company formalized the terms under which Robert Wilson, the son of Noreen Griffin, the Company’s Chief Executive Officer, is employed. The terms of the agreement define Mr. Wilson’s base salary and health insurance coverage. In the year ended December 31, 2018, the Company paid compensation to Mr. Wilson totaling $100,000 ($70,000 in the year ended December 31, 2017). In 2018, Mr. Wilson received no stock options (500,000 were issued in 2017, valued at $24,998).

On January 3, 2013, the Company formalized the terms under which Kelly O’Brien Wilson, the daughter-in-law of Noreen Griffin, the Company’s Chief Executive Officer, is employed. In the year ended December 31, 2018, the Company paid compensation to Ms. Wilson totaling $136,158 ($156,582 in the year ended December 31, 2017). In 2018, Ms. Wilson received no options in 2018 (1,200,000 stock options were issued in 2017, valued at $59,995).

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by Turner, Stone & Company, L.L.P., our independent registered public accounting firm, during the fiscal years ended December 31, 2018 and December 31, 2017 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2018	December 31, 2017

Audit Fees	$47,950	$64,300
Audited Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$1,180

73 | P a g e

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description

3.1	Restated Articles of Incorporation*
3.2	Bylaws*
10.1	Sale and Assignment of Patent and Transfer of Technology Agreement with Nicholas Plotnikoff †>
10.2	Agreement with Professor Shan †>
10.3	Patent License Agreement with Penn State Research Foundation r†
10.4	Patent License Agreement Between Immune Therapeutics, Inc. and Jacqueline Young for the intellectual property of Dr. Bernard Bihari#
10.5	Strategic Framework Agreement for Cooperation with Hubei Qianjiang Pharmaceutical Company, and Commissioned Processing Contract, and Addendum to Venture Cooperation †>
10.6	Malawi Memorandum of Agreement with GB Oncology & Imaging Group Ltd.#
10.7	Letter of Intent between GB Oncology & Imaging Group Ltd. and G-Ex Technologies St. Maris Pharma Limited #
10.8	Distribution Agreement in Nigeria with GB Pharma Holdings Inc. †>
10.9	ViPharma Agreement †>
10.10	Strategic Framework Agreement, Addendum to Venture Cooperation and Supplementary Agreement with Hubei Qianjiang Pharmaceutical Company (MENK) (filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.11	Manufacturing Agreement with Laboratorios Ramos (and English translation)>
10.12	Engagement Agreement for Corporate Advisory Services by the Brewer Group?
10.13	Employment Agreement with Noreen Griffin (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.14	Master Service Agreement with American Peptide Company (filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.15	Agreement with AHAR Pharma (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.16	Consulting agreement with Dr. Graham Burton (filed as Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.17	Promissory note to Robert J. Dailey, issued February 6, 2014, for $200,000 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.18	Promissory note to Robert J. Dailey, issued March 7, 2014, for $200,000 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.19	Promissory note to Robert J. Dailey, issued March 28, 2014, for $200,000 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.20	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $399,000 µ
10.21	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $400,000 µ
10.22	Distribution Agreement, effective June 11, 2014, between Airmed Biopharma Limited and PanAm Global Logistics, Inc. (filed as Exhibit 1.1 to our Current Report on Form 8-K filed June 25, 2014, and incorporated herein by reference).

74 | P a g e

10.23	Immune Therapeutics, Inc. 2014 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on July 17, 2014, and incorporated herein by reference).
10.24	Supplementary Agreement on New Drug Methionine – Enkephalin Cooperation, dated August 6, 2014, between Immune Therapeutics, Inc. and Hubei Qianjiang Pharmaceutical Co., Ltd. (filed as Exhibit 1.1 to our Current Report on Form 8-K on August 13, 2014, and incorporated herein by reference).
10.25	Assignment by Professor Fengping Shan Ph.D. to Immune Therapeutics, Inc., executed August 6, 2014 (filed as Exhibit 1.2 to our Current Report on Form 8-K on August 13, 2014, and incorporated herein by reference).
10.26	Clinical Trial Agreement, dated October 20, 2014, between TNI BioTech International Ltd. and American Hospital and Resorts (filed as Exhibit 10.1 to our Current Report on Form 8-K on October 30, 2014, and incorporated herein by reference).
10.27	Contract for the Compounding of Pharmaceutical Products, dated December 8, 2014, between Immune Therapeutics, Inc. and KRS Global Biotechnology, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K on December 15, 2014, and incorporated herein by reference).
10.28	Services Agreement, dated December 15, 2014, between Immune Therapeutics, Inc. and Aronstam Management Services, Inc. µ
10.29	Royalty Agreement (Filed as Exhibit 10.1 to our Current Report on Form 8-K on May 21, 2015, and incorporated herein by reference.)
10.30	Change of Transfer Agent Agreement (Filed as Exhibit 99.1 to our Current Report on Form 8-K on January 26, 2015, and incorporated herein by reference.)
10.31	Real Property Leases for Florida Office and Extensions dated July 19, 2017 and November 13, 2017
10.32	Compounding Contract with Complete Pharmacy and Medical Solutions, LLC (filed as Exhibit 10.1 to our Current Report 8-K on May 20, 2016, and incorporated herein by reference.)
10.33	Employment Agreement with Robert Wilson (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference).
10.34	Letter of Intent with Super T-Cell Cancer Co., (filed as Exhibit 10.1 to our Current Report on Form 8-K on April 21, 2016, and incorporated herein by reference.)
10.35	Extension of Employment Agreement with Noreen Griffin dated March 9, 2018. µ
10.36	Extension of AHAR Agreement dated March 29, 2016. µ
10.37	Extension of Employment Agreement with Peter Aronstam dated July 1, 2017. µ
10.38	Consulting Agreement with Joyce Banda dated September 1, 2016. µ
10.39	Intellectual Property Assignment Agreement with Cytocom, Inc. dated September 4, 2015. µ
10.40	Consulting Master Services Agreement with Coté Orphan, LLC dated February 16, 2016. µ
10.41	Securities Purchase Agreement and related agreements with JMJ Financial dated April 12, 2016 (filed as Exhibit 10.1 to our Current Report 8-K on April 18, 2016, and incorporated herein by reference).
10.43	Patent License Agreement dated September 24, 2014 between Dr. Jill P. Smith, LDN Research Group LLC and Cytocom, Inc. and related agreements. µ
10.44	Promissory Note dated February 6, 2017 issued to Phoenix Fund Management, LLC.
10.45	Settlement agreement with Phoenix Fund Management, LLC dated February 28, 2017. µ
10.46	Settlement agreement with Mr. Marshall Faulk dated April 3, 2017. µ
10.47	Promissory Note dated April 5, 2017 to Robert J. Dailey in the principal amount of $150,000.
10.48	Securities Purchase Agreement and Warrant dated May 1, 2017 with Ira Gaines. µ
10.49	Distribution Agreement with TNI BioTech International Ltd. and Omaera Pharmaceuticals Ltd. Dated August 22, 2017.
10.50	Settlement and mutual release agreement dated October 12, 2017 with Phoenix Fund Management, LLC and Far East Holdings, LLC. µ
10.51	Securities Purchase Agreement dated October 25, 2017 with Iliad Research and Trading, L.P. µ
10.52	Iliad Research and Trading (i) promissory note and (ii) warrant dated October 25, 2017. µ
10.53	Independent Corporate Development and Consulting Agreement with CSJ Group, LLC, and Advanced BioStrategies, Inc. dated December 5, 2017. µ
10.54	Independent Corporate Development and Legal Advising Agreement with CSJ and August Strategic & Legal Advisors, Inc. dated December 6, 2017 µ
10.55	Loan agreement and promissory note with Joel Yanowitz, dated January 9, 2018, for $50,000 (filed as Exhibit 10.23 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).
10.56	Loan agreement and promissory note with Rogoff Family Trust, dated February 13, 2018, for $50,000 (filed as Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).
10.57	Amended and restated License Agreement with Cytocom, Inc. dated May 1, 2018 (filed as Exhibit 10.1 to our Current Report dated June 4, 2018, and incorporated herein by reference).
10.58	Stock Purchase Agreement with Cytocom, Inc. dated June 4, 2018 (filed as Exhibit 10.2 to our Report on Form 8-K dated June 4, 2018, and incorporated herein by reference).
10.59	Promissory Note dated February 27, 2019 to Phoenix Group in the principal amount of $231,478.39.

75 | P a g e

21.1	List of Subsidiaries µ
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002 µ
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002 µ
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 µ

*	filed with the Form 10 Registration Statement filed with the SEC on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
#	filed with the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
+	filed with the Amendment No. 2 to the Form 10 Registration Statement filed with the SEC on July 18, 2013 and incorporated herein by reference.
^	filed with the Amendment No. 3 to the Form 10 Registration Statement filed with the SEC on August 23, 2013 and incorporated herein by reference.
?	filed with the Amendment No. 4 to the Form 10 Registration Statement filed with the SEC on September 25, 2013 and incorporated herein by reference.
Î	filed with the Amendment No. 5 to the Form 10 Registration Statement filed with the SEC on October 11, 2013 and incorporated herein by reference.
†	Portions of this exhibit have been redacted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.
>	Filed with the Amendment No. 6 to the Form 10 Registration Statement filed with the SEC on November 21, 2013 and incorporated hereby by reference.
R	Filed with the Amendment No. 7 to the Form 10 Registration Statement filed with the SEC on January 22, 2015 and incorporated hereby by reference.
µ	Filed with Form 10-K for the year ended December 31, 2017.

76 | P a g e

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immune Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immune Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ equity/(deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 16, 2019

We have served as the Company’s auditor since 2012.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017
ASSETS

Current Assets:
Cash and cash equivalents	$5,859	$14,718
Inventories	82,801	178,098
Total current assets	88,660	192,816

Fixed Assets:
Computer equipment, net of accumulated depreciation of $10,447 and $8,714 respectively	2,766	2,529
Deposits	200	200

Total assets	$91,626	$195,545

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,065,476	$2,319,932
Accrued liabilities	3,302,355	2,489,404
Notes payable, net of debt discount	5,187,727	4,820,063
Derivative liability	786,706	1,669,532
Total current liabilities	11,342,264	11,298,931

Total liabilities	11,342,264	11,298,931

Commitments and Contingencies (Note 11)

Stockholders’ Deficit:
Common stock - par value $0.0001; 500,000,000 shares authorized; 434,322,574 and 386,782,473 shares issued and outstanding respectively	43,433	38,679
Additional paid in capital	369,881,037	366,625,144
Stock issuances due	35,303	103,226
Prepaid services	-	(226,667)
Accumulated deficit	(381,210,411)	(373,035,183)

Deficit attributable to common stockholders	(11,250,638)	(6,494,801)
Non-controlling interest	-	(4,608,585)
Total stockholders’ deficit	(11,250,638)	(11,103,386)
Total liabilities and stockholders’ deficit	$91,626	$195,545

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Revenues, net	$113,500	$-
Cost of products sold	47,673	-
Gross profit	65,827	-

Operating expenses:
Selling, general and administrative	3,232,323	2,831,662
Research and development expense	144,099	399,443
Stock issued for services general and administrative	772,495	2,091,828
Warrant valuation	-	590,605
Depreciation and amortization expense	1,733	826
Total operating expenses	4,150,650	5,914,364

Loss from operations	(4,084,823)	(5,914,364)

Other expense:
Interest expense	(1,183,196)	(1,216,985)
Gain/(Loss) on valuation of derivative	494,445	(1,669,532)
Gain/(Loss) on settlement of debt	(684,668)	866,455
Loss on deconsolidation	(2,791,172)	-
Loss from equity method investment	(376,196)	-
Total other expense	(4,540,787)	(2,020,062)
Net loss	$(8,625,610)	$(7,934,426)
Net loss attributable to non-controlling interest	(450,382)	(618,219)
Net loss attributable to common stockholders	(8,175,228)	(7,316,207)

Basic loss per share attributed to common stockholders	$(0.02)	$(0.02)

Weighted average number of shares outstanding	429,662,424	320,721,134

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/ (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid-in	Stock To	Prepaid	Accumulated	Non-Controlling
	Shares	Amount	Capital	Be Issued	Services	Deficit	Interest	Total

Balance December 31, 2016	250,428,133	$25,043	$360,420,026	$962,429	$(822,500)	$(365,718,976)	$(3,990,366)	$(9,124,344)

Issuance of common stock for prepaid services	28,995,460	2,900	2,352,299	(859,203)	(1,060,000)	-	-	435,996

Amortization of prepaid services	-	-	-	-	1,655,833	-	-	1,655,833

Issuance of common stock for interest expense	8,147,570	815	393,747	-	-	-	-	394,562

Issuance of common stock in exchange for debt	44,987,128	4,499	2,167,350		-	-	-	2,171,849

Issuance of common stock for cash and exercise of warrants	54,224,182	5,422	701,117		-	-	-	706,539

Issuance and modification of common stock warrants	-	-	590,605	-	-	-	-	590,605

Net loss	-	-	-	-	-	(7,316,207)	(618,219)	(7,934,426)

Balance December 31, 2017	386,782,473	$38,679	$366,625,144	$103,226	$(226,667)	$(373,035,183)	$(4,608,585)	$(11,103,386)

Issuance of common stock for prepaid services	16,988,640	1,698	612,053	(67,923)	-	-	-	545,828

Amortization of prepaid services	-	-	-	-	226,667	-	-	226,667

Issuance of common stock for interest expense	200,000	121	8,980	-	-	-	-	9,101

Issuance of common stock in exchange for debt	30,351,461	3,035	668,652	-	-	-	-	671,597

Issuance of Cytocom common stock for cash and exercise of warrants	-	-	240,500	-	-	-	-	240,500

Issuance and modification of common stock warrants	-	-	1,725,798	-	-	-	-	1,725,798

Deconsolidation of Cytocom	-	-	-	-	-	-	5,058,967	5,058,967

Net loss	-	-	-	-	-	(8,175,228)	(450,382)	(8,625,610)

Balance December 31, 2018	434,322,574	$43,433	$369,881,037	$35,303	$-	$(381,210,411)	$-	$(11,250,638)

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss including non-controlling interest	$(8,625,610)	$(7,934,426)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,734	826
Stock issued for services	710,150	435,995
Amortization of stock issued for prepaid services	226,667	1,655,834
(Gain)/Loss on derivative	(494,445)	1,669,532
(Gain)/Loss on settlement of debt and accounts payable	684,668	(866,455)
Stock warrant expense		590,605
Stock issued for loan expenses and interest	9,000	73,863
Loss on deconsolidation	2,791,172	-
Loss on equity method	376,196	-
Amortization of debt discount	420,747	146,386
Expenses paid by lenders	305,005	31,361
Penalties related to note default	90,123	-
Changes in operating assets and liabilities:
Inventory	95,297	(178,098
Accrued liabilities	1,698,231	1,402,173
Accounts payable	341,562	919,141

Net cash used in operating activities	(1,369,503)	(2,053,263)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(1,971)	(1,505)
Net cash used in investing activities	(1,971)	(1,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	240,500	706,539
Proceeds from notes payable	859,470	1,608,440
Due from Cytocom	(152,355)
Due to Cytocom	415,000	-
Repayment of notes payable	-	(319,882)
Net cash provided by financing activities	1,362,615	1,995,097

Decrease in cash	(8,859)	(59,671)
Cash and cash equivalents, beginning of year	14,718	74,389
Cash and cash equivalents, end of year	$5,859	$14,718

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

	2018	2017

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$59,551	$43,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable, accrued liabilities and accounts payable to common stock	$792,574	$3,201,973
Debt settled and reclassed to accrued expenses	$243,199	$-

Notes payable for expenses paid by lender	$150,505	$-
Debt discounts on notes payable and warrants	$243,000	$120,000
Transfer from accounts payable to notes payable	$345,321	$215,314
Cashless exercise of warrants	$-	$2,144
Non-cash additions to notes payable	$538,123	$114,343
Warrants issued for accounts payable	$-	$207,500
Shares issued for accrued interest expense	$-	$82,982
Loss on stock accrued to be issued for debt settlement	$-	$110,035

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

In December 2013, the Company formed a subsidiary, Cytocom Inc., to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom Inc. to its shareholders. As part of the transaction, the Company transferred to Cytocom certain of its rights, title and interest in or relating to intellectual property (i) patents, patent applications, and all divisional, continuations and continuations-in-part thereof, together with all reissues, reexaminations, renewals and extensions thereof and all rights to obtain such divisionals, continuations and continuations-in-part, reissues, reexaminations, renewals and extensions, and all utility models and statutory invention registrations and any other such analogous rights, (ii) trademarks, service marks, Internet domain names, trade dress, trade styles, logos, trade names, services names, brand names, corporate names, assumed business names and general intangibles and other source identifiers of a like nature, together with the goodwill associated with any of the foregoing, and all registrations and applications for registrations thereof, together with all renewals and extensions thereof and all rights to obtain such renewals and extensions, (iii) copyrights, mask work rights, database and design rights, moral rights and rights in Internet websites, whether registered or unregistered and whether published or unpublished, all registrations and recordings thereof and all applications in connection therewith, together with all renewals, continuations, reversions and extensions thereof and all rights to obtain such renewals, continuations, reversions and extensions, and (iv) confidential and proprietary information, including, trade secrets and know-how. Cytocom licensed back to the Company a perpetual, non-exclusive, royalty-free right and license to use the assigned intellectual property for veterinary indications and for the marketing rights to emerging markets, access to all clinical data, use of the formulation for LDN and MENK. The parties agreed that until such time as Cytocom was funded, the Company would be responsible for all payments to employees, ongoing general and administrative expenses, licensing fees, patent fees, and drug development costs.

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

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at December 31, 2018 was not sufficient to meet the cash requirements to fund planned operations through December 31, 2018 without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss attributable to common shareholders of $8,175,328 and used cash and cash equivalents for operations in the amount of $xxx during the year ended December 31, 2018, and had a stockholders’ deficit of $11,250,638 at December 31, 2018.

2. Summary of Significant Accounting Policies

Basis of Presentation

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

Non-Controlling Interest in Consolidated Subsidiaries

Prior to May 1, 2018, the Company consolidated Cytocom. On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Cytocom, Inc., in accordance with which the Company no longer has any ongoing obligations to pay for costs in connection with the assets of Cytocom. On June 4, 2018, the Company and Cytocom entered into a Stock Purchase Agreement (the “Stock Agreement”). Pursuant to the Stock Agreement, the Company cancelled approximately $4,000,000 of debt owed to it by Cytocom in exchange for ten percent (10%) of the issued and outstanding common stock of Cytocom, as calculated on a fully diluted basis on June 4, 2018. At December 31, 2018, the Company’s equity interest in Cytocom stood at 15.5% of Cytocom’s common stock issued and outstanding. Accordingly, the Company deconsolidated Cytocom as of May 1, 2018, and accounts for its retained interest in Cytocom under the equity method of accounting, with the Company’s share of Cytocom’s earnings recorded in “loss from equity method investment” in the consolidated statements of operations. The condensed consolidated financial statements as of December 31, 2018 exclude the assets, liabilities and operating results of Cytocom after May 1, 2018.

Revenue Recognition

We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory.

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606),” using the modified retrospective method. Adoption of the new revenue standard had no impact on the Company’s consolidated balance sheet, results of operations, equity or cash flows as of the adoption date.

Sales of LodonalTM pills or capsules product are included in revenue when production is sold to a customer in fulfillment of performance obligations under the terms of agreed contracts. Performance obligations primarily comprise delivery of product at a delivery point, as negotiated within each contract. Each quantity of product sold is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. Performance obligations are satisfied at a point in time once control of the product has been transferred to the customer. The Company considers a variety of facts and circumstances in assessing the point of control transfer, including but not limited to: whether the purchaser can direct the use of the product, the transfer of significant risks and rewards, the Company’s right to payment, and transfer of legal title. In each case, the time between delivery and when payments are due is not significant.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). We have adopted this standard for our interim and annual periods beginning January 1, 2019, and we will apply it on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. At December 31, 2018 we had no leases to which the standard applies. Accordingly, the standard had no material impact on our results of operations in 2018.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2018, the Company has no cash balances in excess of insured limits.

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

Derivative Financial Instruments

FASB ASC 820, Fair Value Measurements requires bifurcation of certain embedded derivative instruments in certain debt or equity instruments, and measurement at their fair value for accounting purposes. A holder redemption feature embedded in the Company’s note payable requires bifurcation from its host instrument and is accounted for as a freestanding derivative.

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

Inventory as of December 31, 2018 was valued at $82,801, a decrease of $95,297 or 54% from the inventory balance at the end of fiscal 2017. Inventory at year end 2018 was made up primarily of finished pills and related packaging materials. The year-over-year decrease in inventory was due to the shipments of pills during 2018 to Nigeria and to pills used as samples.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the years ended December 31, 2018 and December 31, 2017 was $1,733 and $826, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2018 and 2017, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2018, and 2017, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

The Company’s potential dilutive securities, which include stock and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average Common stock outstanding used to calculate both basic and diluted net loss per share is the same.

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	Year Ended December 31,
	2018	2017
Common Stock Purchase Warrants	281,251,038	84,287,402
Convertible Debt	180,603,978	81,880,906

Recent Accounting Standards

During the year ended December 31, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2018, our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

3. Fixed Assets

	December 31,
	2018	2017
Fixed assets:
Computer equipment	$13,213	$11,243

Less accumulated depreciation	(10,447)	(8,714)

Fixed assets, net	$2,766	$2,529

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

At December 31, 2018, Cytocom had no significant assets or income. Cytocom notes payable on that date aggregated $1,193,500.

5. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2018	2017
Accrued payroll to officers and others	2,010,570	1,539,777
Accrued interest and penalties - notes payable	877,571	703,141
Estimated legal settlements	136,057	136,057
Other accrued liabilities	15,512	393
Estimated loss on note conversions	-	110,036
Derivative Liability	786.706	1,669,532

Total accrued expenses and other liabilities	$3,826,416	$4,158,936

6. Notes Payable

Notes payable consist of the following:

	December 31, 2018	December 31, 2017
Promissory note issued July 29, 2014 to Ira Gaines. In 2016, the maturity date on the note was extended to December 1, 2017. As of December 31, 2018, the note is in default. The note earns interest at a rate of 18% per annum.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and December 31, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of LDN-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. These notes were in default at December 31, 2018, as the Company was unable to pay installments on their due dates.	286,000	286,000

Promissory notes issued between May 1, 2015 and December 31, 2016, and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $375,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $100,000, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $725,994 were in default at December 31, 2018, as the Company was unable to repay those notes on their due dates. $130,000 of the notes were deconsolidated on May 1, 2018, and $150,000 of interest was capitalized in July 2018.	725,994	705,994

Promissory notes issued by Cytocom between April 29, 2015 and December 31, 2015. Lenders earn interest at rates between 5% and 10% per annum. These notes mature on December 31, 2016. At December 31, 2018, the notes were in default. These notes were deconsolidated on May 1, 2018.	-	425,000

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and at December 31, 2018 the note was in default.	97,737	97,737

Promissory note issued in July 2016. The note was repayable on October 5, 2016 but was extended to December 31, 2016. The note earns interest at 6% per month. The Company was unable to repay the note at maturity. This note was extinguished on July 1, 2018.	-	50,000

Promissory note for $180,000 was issued in July 2016 with an original issue discount of $30,000. The note is repayable on April 7, 2017. The Company was unable to repay the note at maturity and at December 31, 2018 the note was in default. Under the terms of the note, the principal amount was increased in 2017 to $243,000, and interest accrued at 25% per annum. $161,976 of principal and $20,025 of accrued interest were converted into 7,447,448 shares, of which 5,500,000 shares were issued at the end of 2017. The Company has accrued a $243,199 derivative liability for the $81,024 principal balance attributable to the conversion feature contained in this note. The note was settled in the quarter ended March 31, 2018.	-	81,024

Promissory notes issued in August 2016 for $149,854 as a settlement of amounts owed to a law firm. The notes accrue interest at 5% per annum and are payable in 18 equal monthly installments of $8,642. The note was in default on December 31, 2018. The balance due was reclassified as accounts payable.	-	17,284

Promissory notes issued between July 1, 2016 and December 31, 2016. Lenders earn interest at 2% per annum. The notes mature on December 31, 2017, and at December 31, 2018 the notes were in default.	206,000	206,000

Notes aggregating $1,354,000 issued in the fourth quarter of 2016. The notes accrue interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. As of December 31, 2018 the notes were in default.	1,354,000	1,354,000

Notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and March 31, 2018. At December 31, 2018, the notes were in default.	500,000	500,000

Promissory note issued January 25, 2017. The lenders earn interest at 7% per month. The note matures on July 5, 2017 and at December 31, 2018 the note was in default.	50,000	50,000

Notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between April 3, 2018 and May 31, 2018. At December 31, 2018, the notes were in default.	300,000	300,000

Notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and December 31, 2018. At December 31, 2018, the notes were in default.	191,800	191,800

Promissory note for $425,000 was issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the holder an option to convert the note to stock. In 2018, The defaults also resulted in certain penalties, as a result of which the principal amount of the note outstanding at December 31, 2018 had increased to $455,122. $60,000 of accrued interest owed on the note has been converted to stock. The Company has accrued a $786,706 derivative liability for the remaining conversion right.	455,122	425,000

Notes aggregating $105,500 issued in the fourth quarter of 2017. The notes accrue interest at 2% per annum. At December 31, 2018, the notes were in default.	105,500	105,500

Notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019. At December 31, 2018, $10,000 of the notes were in default.	47,975	-

Notes aggregating $125,000 issued in the first quarter of 2018. The notes accrue interest between 2% and 12% per annum and mature between April 2018 and June 2018. These notes include warrants between 5,000,000 and 20,000,000 shares with an exercise price of $0.005. At December 31, 2018, the notes were in default.	125,000	-

Notes aggregating $65,000 issued in the second quarter of 2018. The notes accrue interest of 2% per annum and mature between July 2018 and October 2018. These notes include warrants between 1,000,000 and 5,000,000 shares with an exercise price of $0.005. At December 31, 2018, the notes were in default.	65,000	-

Notes aggregating $193,000 issued in the third quarter of 2018. The notes accrue interest at 2% per annum and mature between November 2018 and January 2019. These notes include warrants between 600,000 and 5,000,000 shares with an exercise price of $0.005. At December 31, 2018, the notes were in default.	193,000	-

Notes aggregating $533,855 issued in the fourth quarter of 2018. The notes accrue interest from 2% to 3.5% per annum and mature between February 2019 and December 2019. These notes include warrants between 200,000 and 39,500,000 shares with an exercise price of $0.005 to $0.04.	533,855	-

Less: Original issue discounts on notes payable and warrants issued with notes.	(149,256)	(75,277)

Total	$5,187,727	$4,820,062

As of December 31, 2018, the Company had accrued $877,571 in unpaid interest and default penalties. During the year ended December 31, 2018, 30,351,461 shares with a fair value of $318,182 were issued by the Company for settlement of promissory notes totaling $175,000.

As of December 31, 2017, the Company had accrued $703,141 in unpaid interest and default penalties. During the year ended December 31, 2017, 8,147,570 shares with a fair value of $394,562 were issued by the Company for interest expense under promissory notes.

7. Derivative Liabilities

During the year ended December 31, 2017, notes payable aggregating $506,024 were issued as convertible debt or became convertible and qualified as a derivative liability under FASB ASC 815.

As of December 31, 2018, and December 31, 2017, the aggregate fair value of the outstanding derivative liability was $786,706 and $1,669,532 respectively. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the year ended December 31, 2018:

Year End December 31, 2018
Volatility	311.78%
Risk-free interest rate	2.8054%
Expected dividends	-%
Expected term	1.0 – 5 years

The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of December 31, 2018:

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3
Assets
Total assets	-	-	-
Liabilities
Conversion option derivative liability	-	-	786,706

Total liabilities	$-	$-	$786,706

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3)
Beginning balance	$1,669,532
Settlement of liability	(243,199)
Change in fair value	(494,445)
Partial settlements of liability	(145,182)
Ending balance	$786,706

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

As of December 31, 2018 and 2017, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of December 31, 2018, the Company had 434,322,574 shares of common stock outstanding and 386,782,473 outstanding as of December 31, 2017.

Stock Warrants

In 2018, the Company issued 203,995,454 warrants, exercisable into one share of common stock of the Company for each warrant at prices between $0.01 and $3.74 per share. The warrants expire between December 2019 and June 2032.

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

For the years ended December 31, 2018, and December 31, 2017, the warrant valuation expense was $0 and $4,730,726 respectively. The associated expense in 2018 was recognized as interest expense, because the warrants were issued as part of the issuance of notes payable.

During 2018, there were no modifications of the terms of any warrants issued by the Company.

Following is a summary of outstanding stock warrants at December 31, 2018:

	Number of Shares	Exercise Price	Weighted Average Price

Warrants as of December 31, 2016	59,191,904	$0.03-15.00	$0.35

Issued in 2017	66,789,711	$0.01-3.74	$0.14

Expired and forfeited in 2017	11,053,762	$0.01-9.00	$0.13

Exercised in 2017	30,640,451	$0.01-0.20	$0.01

Warrants as of December 31, 2017	84,287,402	$0.01-15.00	$0.33

Issued in 2018	203,995,454	$0.01-3.74	$0.11

Expired and forfeited in 2018	6,500,000	$15.00	$1.45

Exercised in 2018	-	$-	$-

Warrants as of December 31, 2018	281,782,856	$ 0.01-3.74	$0.09

Summary of outstanding warrants as of December 31, 2018:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

First Quarter 2019	4,024,000	$0.50-2.00	0.25
Second Quarter 2019	135,000	$0.07-0.23	0.50
Third Quarter 2019	260,000	$0.50-1.50	0.75
Fourth Quarter 2019	22,690,908	$0.05-3.74	1.00
Second Quarter 2020	300,000	$0.50	1.50
Fourth Quarter 2020	1,000,000	$0.20	2.00
First Quarter 2021	12,600,000	$0.20	2.25
Second Quarter 2021	5,812,252	$0.01408-0.20	2.50
Third Quarter 2021	5,166,667	$0.03-0.20	2.75
Fourth Quarter 2021	300,000	$0.10	3.00
Second Quarter 2022	1,750,000	$0.15	3.50
Third Quarter 2022	2,650,000	$0.05-0.10	3.75
Fourth Quarter 2022	9,811,422	$0.08-0.29	4.00
First Quarter 2023	8,000,000	$0.005-0.0 4	4.25
Second Quarter 2023	15,000,000	$0.005-0.20	4.50
Third Quarter 2023	76,700,000	$0.005-0.10	4.75
Fourth Quarter 2023	60,774,818	$0.005	5.00
First Quarter 2024	30,000,000	$0.005	5.25
Third Quarter 2028	3,000,000	$0.07	9.75
Second Quarter 2032	21,807,789	$0.01-0.0679	13.50
	281,782,856	$0.005-15.00

9. Stock Compensation

Shares Issued for Services

During the years ended December 31, 2018 and 2017, the Company issued 16,998,640 and 28,995,460 shares of common stock respectively for consulting fees. The Company valued these shares based upon the fair value of the common stock at the dates of the agreements. The consulting fees are amortized over the contract periods which are typically between 12 and 24 months. The amortization of prepaid services totaled $226,667 and $2,091,828 for the years ended December 31, 2018 and 2017, respectively.

Included in the shares of common stock issued in 2018 were 3 million shares issued to Vision Pharmaceutica SA pursuant to a Contract for the Supervision and Inspection of Manufacturing Processes dated February 22, 2018. The contract has a term of 10 years. If the Company terminates the contract without cause before its expiration date, the Company is obligated to pay to Vision Pharmaceutica SA the greater of $10,000,000 or 10 times the gross fee to be earned by to Vision Pharmaceutica SA for the remaining term of the contract, calculated on a present value.

10. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the years ended December 31, 2018 and 2017 because the Company incurred a net loss in both years.

On December 22, 2018, the President of the United States signed the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which enacts a wide range of changes to the U.S. corporate income tax system. The impact of U.S. Tax Reform primarily represents the Company’s estimates of revaluing the Company’s U.S. deferred tax assets and liabilities based on the rates at which they are expected to be recognized in the future. For U.S. federal purposes the corporate statutory income tax rate was reduced from 35% to 21%, effective for the 2018 tax year. Based on the Company’s historical financial performance, at December 31, 2018, the net deferred tax asset position was re-measured at the lower corporate rate of 21% and a tax expense was recognized to adjust net deferred tax assets to the reduced value.

Deferred tax assets:

	2018	2017

Net operating losses	$19,671,000	$18,102,000
Stock based compensation	39,256,000	39,054,000
Amortization, depreciation, and impairment	4,178,000	4,178,000
Capitalization of start-up costs for tax purposes	1,145,000	1,145,000
Gain/(loss) on conversion of debt	713,000	569,000
Total deferred tax assets	64,963,000	63,048,000

Valuation allowance	(64,963,000)	(63,048,000)

Total deferred tax assets, net	$-	$-

The Company has recognized no tax benefit for the losses generated for the periods through December 31, 2018. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

Our effective tax rate for fiscal years 2018 and 2017 was 0%. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year, but are not consistent from year to year.

As of December 31, 2018, we have estimated federal and state income tax net operating loss (“NOL”) carry-forwards of approximately $93,206,000, which will expire in 2032-2037.

	2018		2017
	Amount	Percent	Amount	Percent
Benefits for income tax at federal statutory rate	$1,811,000	21%	$1,666,000	34%
Change in valuation allowance	(2,000)		$36,334,000	-
Permanent differences	-	-	-	-
Change in estimates	(1,809,000)		(38,000,000)	-
	$-	-%	$-	-%

11. Licenses and Supply Agreements

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

On April 18, 2018, AHAR Pharma transferred its rights under the Distribution Agreement to Fidson Healthcare Plc (“Fidson”), and Fidson signed an exclusive distribution agreement with the Company to distribute Lodonal™. In October 2018, the Company made its second shipment in 2018 of 250,000 pills to Fidson (the first shipment having taken place in February 2018).

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

Operating Leases

At December 31, 2018, the Company was a party to an agreement to lease office space in Orlando, Florida. Rental expense for the years ended December 31, 2018 and 2017 was $11,775 and $16,777 respectively.

Legal Proceedings

None.

13. Related Party Transactions

Robert Wilson, the son of Noreen Griffin, the Company’s Chief Executive Officer, is employed by the Company. In the year ended December 31, 2018, the Company paid compensation to Mr. Wilson totaling $100,000. In 2018, Mr. Wilson received 500,000 stock options, valued at $24,998.

Kelly O’Brien Wilson, the daughter-in-law of Noreen Griffin, the Company’s Chief Executive Officer, is employed by the Company. In the year ended December 31, 2018, the Company paid compensation to Ms. Wilson totaling $136,158. In 2018, Ms. Wilson received 1,200,000 stock options, valued at $59,995.

In the year ended December 31, 2018, Peter Aronstam, the Company’s Chief Financial Officer, was entitled to receive compensation of $70,000. A portion of that compensation was deferred to 2019.

In 2018, the Company issued two notes payable aggregating $210,000 to Raster Investments, Inc. a trust related to Edward Teraskiewicz, for services performed by Mr. Teraskiewicz for the Company ($150,000) in 2018 and to repay other liabilities ($60,000). The notes bear interest at a rate of 2% per annum.

In 2018, Dr. Roscoe Moore served as a senior advisor to the Company under an Independent Senior Advisor Agreement dated November 15, 2017. As compensation for his services in that role, Dr. Moore is to be paid a monthly fee of $1,500. Moore also received 1,875,000 shares of common stock for these services (valued at $37,500). Dr. Moore agreed to defer all 2018 cash compensation under the advisory agreement until 2019.

14. Subsequent Events

Between January 1, 2019 and April 16, 2019, the Company issued shares as follows:

Number of Shares
Issuance of common stock to employees and consultants	3,000,000
Issuance of common stock for conversion of debt	18,255,739

As of April 16, 2019, the Company had outstanding 455,577,799 shares of common stock.

Between January 1, 2019 and April 16, 2019, the Company received $85,000 in notes payable and equity. Terms of the notes and stock purchase agreements are being negotiated.

On February 27, 2019, the company issued a note payable for $231,478, as conversion of accounts payable in the same amount. The note accrues interest at 6% per annum with a maturity date of February 27, 2020.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: April 16, 2019	By:	/s/ Noreen Griffin
	Name:	Noreen Griffin
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Aronstam
	Name:	Peter Aronstam
	Title:	Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Noreen Griffin	Director	April 16, 2019
Noreen Griffin

/s/ Dr. Roscoe Moore	Director	April 16, 2019
Roscoe Moore

/s/ Jack Brewer	Director	April 16, 2019
Jack Brewer

/s/ Dr. Clifford Selsky	Director	April 16, 2019
Clifford Selsky

/s/ Edward Teraskiewicz	Director	April 16, 2019
Edward Teraskiewicz

77 | P a g e