Form 10-Q
period 2019-03-31
Immune Therapeutics, Inc.
filed 2019-05-20
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________

Commission File Number __________________

IMMUNE THERAPEUTICS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3226705
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

37 North Orange Ave, Suite 800M, Orlando, FL 32801

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

As of May 20, 2019 there were 445,577,799 shares of Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Annual Report on Form 10-Q are considered forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) concerning our business, results of operations, economic performance and/or financial condition, based on management’s current expectations, plans, estimates, assumptions and projections. Forward-looking statements are included, for example, in the discussions about:

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

Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Forward- looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “could,” “will,” “will continue,” “seeks,” “should,” “predict,” “potential,” “outlook,” “guidance,” “target,” “forecast,” “probable,” “possible” or the negative of such terms and similar expressions. Forward-looking statements are subject to change and may be affected by risks and uncertainties, most of which are difficult to predict and are generally beyond our control. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, except as required by law, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and other applicable laws.

We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described herein, under “Risk Factors” and elsewhere in this Annual Report and in our other public reports filed with the Securities and Exchange Commission. It is not possible to predict or identify all such factors, and therefore the factors that are noted are not intended to be a complete discussion of all potential risks or uncertainties that may affect forward-looking statements. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward- looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS

Current Assets:
Cash and cash equivalents	$5,688	$5,859
Inventories	82,801	82,801
Total current assets	88,489	88,660

Fixed Assets:
Computer equipment, net of accumulated depreciation of $10,865 and $10,477 respectively	2,378	2,766
Deposits	200	200

Total assets	$91,067	$91,626

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,021,931	$2,065,476
Accrued liabilities	3,605,755	3,302,355
Notes payable, net of debt discount	5,479,385	5,187,727
Derivative liability	738,609	786,706
Total current liabilities	11,845,680	11,342,264

Total liabilities	11,845,680	11,342,264

Commitments and Contingencies (Note 11)

Stockholders’ Deficit:
Common stock - par value $0.0001; 500,000,000 shares authorized; 445,577,799 and 434,322,574 shares issued and outstanding respectively	45,558	43,433
Additional paid in capital	370,084,346	369,881,037
Stock issuances due	35,303	35,303
Accumulated deficit	(389,919,820)	(381,210,411)

Deficit attributable to common stockholders	(11,754,613)	(11,250,638)
Total stockholders’ deficit	(11,754,613)	(11,250,638)
Total liabilities and stockholders’ deficit	$91,067	$91,626

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended
	March 31, 2019	March 31, 2018
Revenues, net	$-	$65,013
Cost of products sold	-	33,172
Gross profit	-	31,841
Operating expenses:
Selling, general and administrative	486,585	638,228
Research and development expense	-	129,191
Stock issued for services G&A	120,000	252,244
Depreciation and amortization expense	387	433
Total operating expenses	606,972	1,020,096

Loss from operations	(606,972)	(988,255)

Other income (expense):
Interest expense	(115,209)	(220,461)
Gain on Derivative Liability Revaluation	12,772	494,814
Loss on settlement of debt	-	(18,036
Total other income (expense)	(102,437)	256,317
Net loss	$(709,409)	$(731,938)
Net loss attributable to non-controlling interest	-	(121,285)
Net loss attributable to common shareholders	(709,409)	(610,653)
Basic loss per share to common shareholders	$(0.00)	$(0.00)
Weighted average number of shares outstanding	447,626,057	387,621,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/ (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid-in	Stock To Be	Prepaid	Accumulated	Non-Controlling
	Shares	Amount	Capital	Issued	Services	Deficit	Interest	Total

Balance December 31, 2017	386,782,473	$38,679	$366,625,144	$103,226	$(226,667)	$(373,035,183)	$(4,608,585)	$(11,103,386)

Issuance of common stock for prepaid services	16,988,640	1,698	612,053	(67,923)	-	-	-	545,828

Amortization of prepaid services	-	-	-	-	226,667	-	-	226,667

Issuance of common stock for interest expense	200,000	121	8,980	-	-	-	-	9,101

Issuance of common stock in exchange for debt	30,351,461	3,035	668,652	-	-	-	-	671,597

Issuance of Cytocom common stock for cash and exercise of warrants	-	-	240,500	-	-	-	-	240,500

Issuance and modification of common stock warrants	-	-	1,725,798	-	-	-	-	1,725,798

Deconsolidation of Cytocom	-	-	-	-	-	-	5,058,967	5,058,967

Net loss	-	-	-	-	-	(8,175,228)	(450,382)	(8,625,610)

Balance December 31, 2018	434,322,574	$43,433	$369,881,037	$35,303	$-	$(381,210,411)	$-	$(11,250,638)

Issuance of common stock for prepaid services	3,000,000	300	119,700	-	-	-	-	120,000

Issuance of warrants in connection with debt agreement	-	-	23,000	-	-	-	-	23,000

Issuance of common stock in exchange for debt	18,255,225	1,825	60,609	-	-	-	-	62,434

Net loss	-	-	-	-	-	(709,409)	-	(709,409)

Balance March 31, 2019	455,577,799	$45,558	$370,084,346	$35,303	$-	$(381,919,820)	$-	$(11,754,613)

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(709,409)	$(731,938)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	387	434
Amortization of debt discount	61,271	100,318
Amortization of stock issued for prepaid services	-	125,000
Stock issued for services	120,000	127,243
Change in value of derivative	(12,772)	(494,814)
Loss on settlement of debt	-	18,036
Stock issued for origination fees and interest expense	-	6,000
Expenses paid by lender	-	54,661

Changes in operating assets and liabilities:
Inventories	(0)	19,450
Accounts payable	210,933	78,199
Accrued liabilities	303,400	241,595

Net cash used in operating activities	(171)	(455,816)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(1,971)

Net cash used in investing activities	-	(1,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock and exercise of warrants	-	50,000
Proceeds from issuance of notes payable	-	423,470

Net cash provided by financing activities	-	473,470

Net increase/(decrease) in cash and cash equivalents	(171)	15,683
Cash and cash equivalents at beginning of period	5,859	14,718
Cash and cash equivalents at end of period	$5,688	$30,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$16,000	$15,210

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount	$23,000	$125,000

Accrue shares to be issued for debt and accrued interest	$-	$108,216

Conversion of debt and accrued interest to common stock	$27,110	$-

Settlement of derivative liability	$-	$243,199

Reclassification from accounts payable to notes payable	$254,479	$-

Reclassification from debt to accounts payable	$-	$17,284

Debt settled and reclassed to accrued expenses	$35,325	$-

Loss on debt conversion	$-	$18,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

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

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at March 31, 2019 was not sufficient to meet the cash requirements to fund planned operations through for the next 12 months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss attributable to common shareholders of $709,409 and used cash and cash equivalents for operations in the amount of $171 during the quarter ended March 31, 2019, resulting in stockholders’ deficit of $11,754,613 at that date.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 (including the notes thereto) set forth in Form 10- K.

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

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue for the year ended December 31, 2018. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Non-Controlling Interest in Consolidated Subsidiaries

Prior to May 1, 2018, the Company consolidated Cytocom. On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Cytocom, Inc., in accordance with which the Company no longer has any ongoing obligations to pay for costs in connection with the assets of Cytocom. On June 4, 2018, the Company and Cytocom entered into a Stock Purchase Agreement (the “Stock Agreement”). Pursuant to the Stock Agreement, the Company cancelled approximately $4,000,000 of debt owed to it by Cytocom in exchange for ten percent (10%) of the issued and outstanding common stock of Cytocom, as calculated on a fully diluted basis on June 4, 2018. At March 31, 2019, the Company’s equity interest in Cytocom stood at 15.5% of Cytocom’s common stock issued and outstanding. Accordingly, the Company deconsolidated Cytocom as of May 1, 2018, and accounts for its retained interest in Cytocom under the equity method of accounting, with the Company’s share of Cytocom’s earnings recorded in “loss from equity method investment” in the consolidated statements of operations. As the balance of the Company’s investment in Cytocom has been $0 since December 31, 2018, no losses have been recognized during the quarter ended March 31, 2019.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and ‘the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). On January 1, 2019, the Company applied ASU 842 on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. At March 31, 2019, we had no leases that fall within the scope of this standard. Accordingly, the standard has no impact on our consolidated financial position or our results of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2019, the Company has no cash balances in excess of insured limits.

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

Inventory as of March 31, 2019 was valued at $82,801, a decrease of $95,297 or 54% from the inventory balance at the end of March 2018. Inventory at March 31, 2019 was made up primarily of finished pills and related packaging materials. The year-over-year decrease in inventory was due to the shipments of pills during 2018 to Nigeria and to pills used as samples.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the periods ended March 31, 2019 and March 31, 2018 was $387 and $433, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2019 and 2018, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2019, and 2018, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

Net Loss per Share of Common Stock

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. Dilutive common stock equivalents are comprised of common stock purchase warrants and options outstanding. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position

The Company’s potential dilutive securities which include warrants (as described in Note 8 to the Financial Statements – “Capital Structure – Common Stock and Common Stock Purchase Warrants”) and convertible debt (as described in Note 6 to the Financial Statements – “Notes Payable”), have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	March 31, 2019	March 31, 2018
Common Stock Purchase Warrants	282,358,856	126,670,720
Convertible Debt	112,943,167	23,611,111

Recent Accounting Standards

During the quarter ended March 31, 2019, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Fixed Assets

	March 31, 2019		December 31, 2018
Fixed Assets:	$		$
Computer equipment		13,213		13,213
Less accumulated depreciation		(10,835)		(10,477)
Fixed assets, net		$2,378		$2,766

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

At March 31, 2019, Cytocom had no significant assets or income.

5. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31, 2019	December 31, 2018
Accrued payroll to officers and others	2,582,839	2,010,570
Accrued interest and penalties – notes payable	886,859	877,571
Estimated legal settlements	136,057	136,057
Other accrued liabilities	-	15,512
Derivative Liability	738,609	786,706

Total accrued expenses and other liabilities	$4,344,364	$3,826,416

6. Notes payable

Notes payable consist of the following:

	March 31, 2019	December 31, 2018
Promissory note issued July 29, 2014 to Ira Gaines. In 2016, the maturity date on the note was extended to December 1, 2017. As of March 31, 2019, the note is in default. The note earns interest at a rate of 18% per annum.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and December 31, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. These notes were in default at March 31, 2019, as the Company was unable to pay installments on their due dates.	286,000	286,000

Promissory notes issued between May 1, 2015 and December 31, 2016 and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $375,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $100,000, interest is payable in a fixed amount not tied to a specific interest rate. The Company was unable to repay the notes at maturity and at March 31, 2019 the note was in default.	725,994	725,994

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and at March 31, 2019 the note was in default.	97,737	97,737

Promissory notes issued between July 1, 2016 and December 31, 2016. Lenders earn interest at 2% per annum. The notes mature on December 31, 2017, and at March 31, 2019 the notes were in default.	206,000	206,000

Notes aggregating $1,350,000 issued in the fourth quarter 2016. The notes accrue interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. As March 31, 2019, the notes were in default.	1,354,000	1,354,000

Notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and March 31, 2018. At March 31, 2019, the notes were in default.	500,000	500,000

Promissory notes issued January 25, 2017. The lenders earn interest at 7% per month. The notes mature on July 5, 2017, and at March 31, 2019 the notes were in default.	50,000	50,000

Notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between April 3, 2018 and May 31, 2018. At March 31, 2019, the notes were in default.	300,000	300,000

Notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and December 31, 2018. At March 31, 2019, the notes were in default.	191,800	191,800

Promissory note from $425,000 was issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the holder an option to convert the note to stock using the lowest value of the Company’s common stock 25 days prior to the conversion. In 2018, The defaults also resulted in certain penalties, as a result of which the principal amount of the note outstanding at March 31, 2019 had increased to $454,032 $27,110 of accrued interest owed on the note has been converted to stock. The Company has accrued a $738,609 derivative liability for the remaining conversion right.	454,032	455,122

Notes aggregating $105,500 issued in the fourth quarter of 2017. The notes accrue interest at 2% per annum. At March 31, 2019, the notes were in default.	105,500	105,500

Notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019. At March 31, 2019, These notes were in default	47,975	47,975

Notes aggregating $125,000 issued in the first quarter of 2018. The notes accrue interest between 2% and 12% per annum and mature between April 2018 and June 2018. These notes include warrants between 5,000,000 and 20,000,000 shares with an exercise price of $0.0005. At March 31, 2019 the notes were in default	125,000	125,000

Notes aggregating $65,000 issued in the second quarter of 2018. The notes accrue interest between 2% per annum and mature between July 2018 and October 2018. These notes include warrants between 1,000,000 and 5,000,000 shares with an exercise price of $0.005. At March 31, 2019 the notes were in default	65,000	65,000

Notes aggregating $193,000 issued in the third quarter of 2018. The notes accrue interest at 2% per annum and mature between November 2018 and January 2019. These notes include warrants between 600,000 and 5,000,000 shares with an exercise price of $0.005. At March 31, 2019. $103,000 of these notes were in default	193,000	193,000

Notes aggregating $533,855 issued in the fourth quarter of 2018. The notes accrue interest from 2% to 3.5% per annum and mature between February 2019 and December 2019. These notes include warrants between 200,000 and 39,500,000 shares with an exercise price of $0.005 to $0.04 At March 31, 2019. $379,000 of these notes were in default	533,855	533,855

Notes aggregating $23,000 issued in the first quarter of 2019. The notes accrue interest at 2% per annum and mature during July 2019. These notes include warrants between 4,600,000 shares with an exercise price of $0.005.	23,000	-

Notes aggregating $231,478 issued in the first quarter of 2019. The notes accrue interest at 6% per annum and mature in February 2020.	231,478	-

Less: Original issue discount on notes payable and warrants issued with notes.	(110,986)	(149,256)

Total	$5,479,385	$5,187,727

As of March 31, 2019, the Company had accrued $877,570 in unpaid interest and default penalties. During the quarter ended March 31, 2019, 18,255,225 shares with a fair value of $78,500 were issued by the Company for settlement of promissory notes totaling $27,710.

7. Derivative Liabilities

As of March 31, 2019, and December 31, 2018 the aggregate fair value of the outstanding derivative liability was $738,609 and $786,706, respectively. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumption during the quarter March 31, 2019:

Three months ended March 31, 2019
Volatility	295.00%
Risk-free interest rate	2.40%
Expected dividends	-%
Expected term	1 year

The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

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

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheet as of March 31, 2019:

	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3
Assets
Total assets	-	-	-
Liabilities
Conversion option derivative liability	$-	$-	$738,609

Total liabilities	$-	$-	$738,609

The following table set forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Input (Level 3)
Beginning balance	$786,706
Change in fair value	(12,772)
Partial settlements of liability	(35,325)
Ending balance	$738,609

8. Capital Structure – Common Stock and Stock Purchase Warrants

,

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

As of March 31, 2019, and 2018, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of March 31, 2019, the Company had 455,577,799 shares of common stock outstanding and 434,322,574 outstanding as of December 31, 2018.

Stock Warrants

In the quarter ended March 31, 2019, 4,600,000 new warrants were issued by the Company.

There were no modifications of the terms of any warrants issued by the Company in the quarter ended March 31, 2019 and 2018.

Following is a summary of outstanding stock warrants at March 31, 2019 and activity during the three months ended:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2018	281,782,856	$0.001-3.74	$0.09

Issued in 2019	4,600,000	$.005-.005	$.01

Expired and forfeited	(4,024,000)	$0.-2.00	$1.25

Exercised	-	$0	$0

Warrants as of March 31, 2019	282,358,856	$.001-3.74	$0.07

Summary of outstanding warrants as of March 31, 2019:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Second Quarter 2019	135,000	$0.50-2.00	0.25
Third Quarter 2019	260,000	$0.07-0.23	0.50
Fourth Quarter 2019	23,222,726	$0.50-1.50	0.75
Second Quarter 2020	300,000	$0.50	1.25
Fourth Quarter 2020	1,000,000	$0.20	1.75
First Quarter 2021	12,600,000	$0.20	2.00
Second Quarter 2021	5,812,252	$0.01408-0.20	2.25
Third Quarter 2021	5,166,667	$0.03-0.20	2.50
Fourth Quarter 2021	300,000	$0.10	2.75
Second Quarter 2022	1,750,000	$0.15	3.25
Third Quarter 2022	2,650,000	$0.05-0.10	3.50
Fourth Quarter 2022	9,811,422	$0.08-0.29	3.75
First Quarter 2023	8,000,000	$0.005-0.04	4.00
Second Quarter 2023	15,000,000	$0.005-0.20	4.25
Third Quarter 2023	76,700,000	$0.005-0.10	4.50
Fourth Quarter 2023	60,243,000	$0.005	4.75
First Quarter 2024	34,600,000	$0.005	5.00
Third Quarter 2028	3,000,000	$0.07	9.50
Second Quarter 2032	21,807,789	$0.01-.0679	13.25

	282,358,856	$0.005-15.00

9. Stock Compensation

Shares Issued for Services

During the periods ended March 31, 2019 and 2018, the Company issued 3,000,000 and 2,863,640 shares of common stock respectively for consulting fees. The Company valued these shares at $120,000 and $198,477 respectively, based upon the fair value of the common stock at the dates of the agreements. The consulting fees are amortized over the contract periods, which are typically between 12 and 24 months. The amortization of prepaid services totaled $0 and $125,000 for the quarters ended March 31, 2019 and 2018.

10. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the years ended March 31, 2019 and 2018 because the Company incurred a net loss in both years.

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

The Company has recognized no tax benefit for the losses generated for the periods through March 31, 2019. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

Our effective tax rate for fiscal years 2019 and 2018 was 0%. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year but are not consistent from year to year.

11. Licenses and Supply Agreements

Patent and Subsidiary Acquisition

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

On April 18, 2018, AHAR Pharma transferred its rights under the Distribution Agreement to Fidson Healthcare Plc (“Fidson”), and Fidson signed an exclusive distribution agreement with the Company to distribute Lodonal™. There were no shipments under this agreement in the first quarter of 2019.

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

On August 6, 2014, the Company entered into a Supplementary Agreement on New Drug Methionine – Enkephalin Cooperation (the “Amendment”) with Qianjiang Pharmaceutical, amending the Venture Agreement, as amended. The Company and Qianjiang Pharmaceutical executed the Amendment to accelerate clinical trials in both the United States and China and agreed to immediately initiate three-month Good Laboratory Practice (“GLP”) Toxicology Studies (rat and dog) within 30 days of signing the Amendment. The Amendment requires that the GLP Toxicology Studies Trials are conducted in China in accordance with international standards and standards acceptable to the FDA.

In February 2013, the Company signed a Strategic Framework Agreement for Cooperation with Qianjiang Pharmaceutical. Under the agreement, the parties will work together to further the development of new products and conduct research and development on the Company’s licensed patented technology. Specifically, the parties aim to co-invest to develop and market products focusing on HIV, cancer and related autoimmune system therapies, develop co-ventured manufacturing facilities in China, and develop co-ventured distribution of the developed products in China and Africa. The agreement does not have a definitive term, as each new agreement resulting from the cooperation will set forth the material terms, including, but not limited to, fess, duration and termination therein.

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

Operating Leases

At March 31, 2019, the Company was a party to an agreement to lease office space in Orlando, Florida. Rental expense for the three months ended March 31, 2019 and 2018 was $5,282 and $4,281 respectively.

13. Subsequent Events

On April 8, 2019, the Company signed a second amendment to its licensing agreement (the “Second Amendment”) with Cytocom. The Second Amendment confirmed that, as of its effective date (December 31, 2018), the Company owned 15.57% of the common shares issued and outstanding on that date. The Company agreed to assume the obligation to repay all accounts payable obligations and accrued liabilities owed by Cytocom as of the effective date, except those accounts payable obligations and accrued liabilities as specified in the Second Amendment. The Company also assumed the obligation to repay all notes payable, together with any interest or fees payable thereon, owed by Cytocom as of the effective date, except those notes payable obligations, together with any interest or fees payable thereon, as specified in the Second Amendment. The parties further agreed that in the event of a change of control of Cytocom, and at the option of Cytocom, the Company would have the right to purchase outright the Company’s licensing rights to Emerging Markets for humans under the License Agreement at a price equal to the value of those licensing rights as determined by an independent valuator acceptable to the Company and Cytocom.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements and Associated Risks

This section and other parts of this Form 10-Q contain forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on April 16, 2019 (the “2018 Form 10-K”) under the heading “Risk Factors”.

The following discussion should be read in conjunction with the 2018 Form 10-K and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months, or periods of those fiscal years. Each of the terms the “Company”, “we”, “us” or “our” as used herein refers collectively to Immune Therapeutics, Inc. and its subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

We had $0 revenues from operations for the three months ended March 31, 2019, compared to $65,013 for the three months ended March 31, 2018. In February 2018, the Company reported the first shipments of LodonalTM to Nigeria.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended March 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2019	2018
Selling, general and administrative	$487	$638
Decrease from prior year	$(151)	$(28)
Percent decrease from prior year	(24)%	(4)%

For the three months ended March 31, 2019 and 2018, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2019	2018
Stock listing and investor relations expenses	$11	$10
Consulting and contractors	84	143
Payroll	235	321
Professional fees	37	47
Travel	1	32
Other expenses	119	85

In the three months ended March 31, 2019, total cash and cash accruals for selling, general and administrative expense was $487 compared to $638 for the corresponding period in 2018, a decrease of $151 or 24%. Significant cash items included:

●	consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $84 in 2019, a decrease of $59 or 41% over the $143 spent in 2018. The decrease was the result primarily of the expiration of certain consulting contracts by the end of 2018, and the deconsolidation of Cytocom in May 2018, which eliminated a number of consulting contracts from the Company’s books thereafter;

●	professional fees for legal, tax and accounting services in the amount of $37 in 2019, a decrease of $10 or 21% over the $47 spent in 2018. The decrease was primarily due to the deconsolidation of Cytocom in May 2018, which eliminated Cytocom’s legal fees from the Company’s books thereafter;

●	payroll in the amount of $235 in 2019, a decrease of $86 or 27% over the $321 spent in 2018. The decrease reflects the deconsolidation of Cytocom in May 2018, which eliminated Cytocom’s payroll costs from the Company’s books thereafter; and

●	travel in the amount of $1 in 2019, a decrease of $31 or 97% over the $32 spent in 2018, reflecting decreased travel for investor relations and international sales in 2019, and also the elimination of Cytocom-related travel expenses due to the deconsolidation of Cytocom in May 2018.

Research and development

R&D expenses and related percentages for the three months ended March 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2019	2018
Research and development	$-	$129
Increase/(decrease) from prior year	$(129)	$10
Percent increase/(decrease) from prior year	(100)%	9%

Expenses for research and development in the three months ended March 31, 2019 decreased by 100% compared to expenses in the same period in 2018. The decrease was due to the deconsolidation of Cytocom in May 2018, which eliminated Cytocom’s R&D expenses from the Company’s books thereafter.

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

Amortization of amounts recorded as Prepaid Services for stock issued for services G&A and related percentages for the three months ended March 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2019	2018
Amortization of prepaid consulting expense G&A	$-	$125
Percentage decrease from prior year	(100)%	(74)%

The decline in expense reflects the fact that the cost of shares issued for services had been fully amortized in prior years.

The number of shares issued for consulting services G&A in the three months ending March 31, 2019 was 3,000,000 (2,863,640 in the corresponding period in 2018).

Prepaid consulting services G&A in the three months ended March 31, 2019 consisted of the following:

Amortization of cost of stock issued prior to 2018	$-
Amortization of cost of stock issued in 2018	-
Amortization of cost incurred for new stock issued in the three months ended March 31, 2019 under consulting contracts entered into in 2019	-

Warrant valuation expense

When the Company sells its stock for cash or settles debt for stock, it periodically issues warrants to acquire additional stock at prices agreed at the date of the original sale. The Company incurs a cost for the rights attached to the warrants, which is calculated using the Black-Scholes Model (see above 8. Capital Structure—Common Stock and Common Stock Purchase Warrants.) This expense is reported in the Condensed Consolidated Statements of Operations above as the Warrant valuation expense.

In the three months ended March 31, 2019, the Company issued 4,600,000 warrants to stockholders at an exercise price of $0.005, for which it recorded a debt discount of $23,000.

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

Depreciation expense for the three months ended March 31, 2019 and 2018 was as follows (dollar amounts in thousands):

For the three months ended March 31,
	2019	2018
Depreciation expense	$-	$-
Decrease from prior year	$-	$-
Percentage increase/(decrease) from prior year	-%	-%

Interest Expense

Interest expense for the three months ended March 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2019	2018
Interest expense	$115	$220
Decrease from prior year	$(105)	$(356)
Percentage decrease from prior year	(48)%	(62)%

The decrease in interest expense was primarily due to (i) the deconsolidation of Cytocom in May 2018, which eliminated Cytocom’s notes payable and related interest expense from the Company’s books thereafter, and (ii) to the conversion in 2018 of certain notes payable for common stock of the Company.

Loss on settlement of debt

In three months ended March 31, 2019, there was no gain or loss on settlements by lenders or vendors of any of their notes or accounts payable by converting them to equity. In three months ended March 31, 2018, the Company recorded an expense of $18, reflecting the fair value of the shares of common stock issued in exchange for the debt in that period.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $5,688 at March 31, 2019, compared to $30,401 at March 31, 2018.

For the three months ended March 31, 2019 and 2018, net cash used in operating activities from operations was $171 and $455,816, respectively.

$0 was used in investing activities for the three months ended March 31, 2019; $1,971 was used in the corresponding period in 2018.

During the three months ended March 31, 2019 proceeds from the sale of stock and exercise of stock warrants totaled $0 compared to $50,000 for the corresponding period in 2018. We received $0 from the issuance of notes payable in three months ended March 31, 2019, compared to $468,975 in 2018. There were no loan repayments made in cash in the three months ended March 31, 2019 ($0 in 2018).

The Company generated no sales in the first quarter of 2019. If the Company is unable to generate sufficient cash flows from future sales, or if it does not raise additional working capital to meet all of its operating obligations and expenditures, the Company may have to modify its business plan.

In addition to the cost of its ongoing operations, the Company expects it will incur future research and development expenditures in the next 12 months, for treatments for animals and in humans in emerging markets. The Company will need approximately $4 million for clinical trials for these activities in the next 12 months. We expect that two-thirds of this amount will be spent on trials for animals.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2019 and 2018, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Management assessed the effectiveness of the internal controls over financial reporting as of March 31, 2019, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of March 31, 2019, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

ITEM 2. SUBSEQUENT EVENTS

On April 8, 2019, the Company signed a second amendment to its licensing agreement (the “Second Amendment”) with Cytocom. The Second Amendment confirmed that, as of its effective date (December 31, 2018), the Company owned 15.57% of the common shares issued and outstanding on that date. The Company agreed to assume the obligation to repay all accounts payable obligations and accrued liabilities owed by Cytocom as of the effective date, except those accounts payable obligations and accrued liabilities as specified in the Second Amendment. The Company also assumed the obligation to repay all notes payable, together with any interest or fees payable thereon, owed by Cytocom as of the effective date, except those notes payable obligations, together with any interest or fees payable thereon, as specified in the Second Amendment. The parties further agreed that in the event of a change of control of Cytocom, and at the option of Cytocom, the Company would have the right to purchase outright the Company’s licensing rights to Emerging Markets for humans under the License Agreement at a price equal to the value of those licensing rights as determined by an independent valuator acceptable to the Company and Cytocom.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended March 31, 2019, the Company issued a total of 21,255,225 shares of common stock (net of stock cancellations. 3,063,640 shares of common stock were issued in the same period in 2018). 18,255,225 of those shares were issued to settle amounts owed under notes payable, including accrued and unpaid interest as applicable (200,000 in 2018). No shares were issued to settle amounts owed to certain of the Company’s vendors and employees (0 in 2018).

In total, the Company received $0 as consideration for the exercise of previously-issued warrants ($0 in 2018) and $0 for the purchase of common stock ($50,000 in 2018).

The following table lists all securities issued during in the three months ended March 31, 2019 without registering the securities under the Securities Act of 1933, as amended (the “Securities Act”):

Date	Description	Number	Purchaser	Proceeds		Consideration	Exemption
2/26/2019	Common Stock Purchase	120,000	Consultant	$	Nil	Advisory Services	Sec. 4(a)(2)

1/31/2019	Common Stock Purchase	18,255,225	Lender	$	Nil	Debt Settlement	Sec. 4(a)(2)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at March 31, 2019, certain promissory notes on which the Company was in arrears on payments of principal as follows:

1.	Promissory note issued July 29, 2014 for $100,000. As of March 31, 2019, the note is in default. The note earns interest at a rate of 18% per annum.

2.	Promissory notes issued between November 26, 2014 and December 31, 2015. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Notes aggregating $286,000 were in default at March 31, 2019, as the Company was unable to pay installments on those notes on their due dates.

3.	Promissory notes issued between May 1, 2015 and December 31, 2016, and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $505,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $200,000, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $475,994 were in default at March 31, 2019, as the Company was unable to repay those notes on their due dates.

4.	Promissory notes totaling $97,737 issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and at March 31, 2019 the notes were in default.

5.	Promissory notes for $206,000 issued between July 1, 2016 and December 31, 2016 The notes mature on December 31, 2017. Lenders earn an interest rate of 2% per annum The Company was unable to repay the note at maturity and at March 31, 2019 the notes were in default.

6.

Promissory notes totaling $1,354,000 issued in the fourth quarter of 2016. The lenders earn interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. The Company was unable to repay the note at maturity and at March 31, 2019 the notes were in default.

7.	Promissory notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and March 31, 2018. The Company was unable to repay the notes at maturity and at March 31, 2019 the notes were in default.

8.

Promissory note for $50,000 issued January 25, 2017. The lenders earn interest at 7% per month. The note matures on July 15, 2017. The Company was unable to repay the note at maturity and at March 31, 2019 the note was in default.

9.	Notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between April 3, 2018 and May 31, 2018. At March 31, 2019, the notes were in default.

10.	Notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and December 31, 2018. At March 31, 2019, the notes were in default.

11.	Notes aggregating $105,500 issued in the fourth quarter of 2017. The notes accrue interest at 2% per annum. At March 31, 2019, the notes were in default.

12.	Notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019. At March 31, 2019, $10,000 of the notes were in default.

13.	Notes aggregating $125,000 issued in the first quarter of 2018. The notes accrue interest between 2% and 12% per annum and mature between April 2018 and June 2018. These notes include warrants between 5,000,000 and 20,000,000 shares with an exercise price of $0.005. At March 31, 2019, the notes were in default.

14.	Notes aggregating $65,000 issued in the second quarter of 2018. The notes accrue interest of 2% per annum and mature between July 2018 and October 2018. These notes include warrants between 1,000,000 and 5,000,000 shares with an exercise price of $0.005. At March 31, 2019, the notes were in default.

15.	Notes aggregating $193,000 issued in the third quarter of 2018. The notes accrue interest at 2% per annum and mature between November 2018 and January 2019. These notes include warrants between 600,000 and 5,000,000 shares with an exercise price of $0.005. At March 31, 2019, the notes were in default.

16.	Notes aggregating $533,855 issued in the fourth quarter of 2018. The notes accrue interest from 2% to 3.5% per annum and mature between February 2019 and December 2019. These notes include warrants between 200,000 and 39,500,000 shares with an exercise price of $0.005 to $0.04. At March 31, 2019 $419,000 of the notes were in default

At March 31, 2019, the Company had insufficient cash on hand to repay these notes.

ITEM 6. EXHIBITS

Exhibit Number	Name of Exhibit

10.59	Promissory Note dated February 27, 2019 to Phoenix Group in the principal amount of $231,478.39.

10.60	Second Amendment to License Agreement by and between: Cytocom Inc. and Immune Therapeutics Inc., signed April 8, 2019.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: May 20, 2019	By:	/s/ Noreen Griffin
Noreen Griffin
Chief Executive Officer

Immune Therapeutics, Inc.

Date: May 20, 2019	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer

