Form 10-Q
period 2019-09-30
Immune Therapeutics, Inc.
filed 2019-11-19
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 19, 2019, there were 445,578 shares of Common Stock outstanding.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS

Current Assets:
Cash and cash equivalents	$6,456	$5,859
Inventories	-	82,801
Total current assets	6,456	88,660

Fixed Assets:
Computer equipment, net of accumulated depreciation of $11,443 and $10,477 respectively	1,770	2,766
Deposits	200	200

Total assets	$8,426	$91,626

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,275,216	$2,065,476
Accrued liabilities	4,235,367	3,302,355
Notes payable, net of debt discount	5,632,541	5,187,727
Derivative liability	1,336,110	786,706
Total current liabilities	13,479,234	11,342,264

Total liabilities	13,479,234	11,342,264

Commitments and Contingencies (Note 12)

Stockholders’ Deficit:
Common stock – par value $0.0001; 500,000,000 shares authorized; 455,578 and 434,323 shares issued and outstanding respectively	46	44
Additional paid in capital	370,179,858	369,924,426
Stock issuance due	35,303	35,303
Accumulated deficit	(383,686,015)	(381,210,411)

Total stockholders’ deficit	(13,470,808)	(11,250,638)

Total liabilities and stockholders’ deficit	$8,426	$91,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months ended		Nine Months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues, net	$-	$-	$-	$65,013
Cost of products sold	-	-	-	33,172
Gross profit	-	-	-	31,841
Operating expenses
Selling, general and administrative	388,898	587,726	1,372,480	2,346,090
Research and development expense	-	-	-	185,692
Stock issued for services G&A	-	62,500	120,000	716,075
Depreciation and amortization expense	304	217	995	1,084
Total operating expense	389,202	650,443	1,493,475	3,248,941

Loss from operations	(389,202)	(650,443)	(1,493,475)	(3,217,100)

Other income (expense):
Interest expense	(125,046)	(408,507)	(397,400)	(870,479)
Loss on deconsolidation	-	-	-	(2,791,172)
Loss on valuation derivative	(427,237)	(876,830)	(584,729)	(118,542)
Loss on settlement of debt	-	(666,632)	-	(684,668)
Total other expense	(552,283)	(1,951,969)	(982,129)	(4,464,861)

Net loss	$(941,485)	$(2,602,412)	$(2,475,604)	$(7,681,961)
Net loss attributable to non-controlling interest	-	-	-	(450,382)
Net loss attributable to common stockholders	$(941,485)	$(2,602,412)	$(2,475,604)	$(7,231,579)

Basic and diluted loss per share attributable to common stockholders	$(2.07)	$(6.39)	$(5.47)	$(18.22)

Weighted average number of shares outstanding	455,578	407,254	452,956	396,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Prepaid	Accumulated	Non-Controlling
	Shares	Amount	Capital	Issued	Services	(Deficit)	Interest	Total
Balance December 31, 2017	386,782	$39	$366,663,784	$103,226	$(226,667)	$(373,035,183)	$(4,608,585)	$(11,103,386)

Issuance of common stock for services	10,739	1	514,375	(24,967)	-	-	-	489,409

Amortization of prepaid services	-	-	-	-	226,667	-	-	226,667

Issuance of common stock in exchange for debt	17,940	2	562,504	-	-	-	-	562,506

Issuance of common stock for interest	200	-	9000	-	-	-	-	9,000

Issuance of Cytocom common stock for sale and exercise of warrants	-	-	240,500	-	-	-	-	240,500

Issuance and modification of common stock warrants	-	-	1,478,821	-	-	-	-	1,478,821

Elimination of Cytocom noncontrolling interest and deconsolidation	-	-	-	-	-	-	5,058,967	5,058,967

Net loss	-	-	-	-	-	(7,231,579)	(450,382)	(7,681,961)

Balance September 30, 2018	415,661	$42	$369,468,984	$78,259	$-	$(380,266,762)	$-	$(10,719,477)

Balance December 31, 2018	434,323	$44	$369,924,426	$35,303	$-	$(381,210,411)	$-	$(11,250,638)

Issuance of common stock for services	3,000	-	120,000	-	-	-	-	120,000

Issuance of warrants in connection with debt agreement	-	-	73,000	-	-	-	-	73,000

Issuance of common stock in exchange for debt	18,255	2	62,432	-	-	-	-	62,434

Net Loss	-	-	-	-	-	(2,475,604)	-	(2,475,604)

Balance, September 30, 2019	455,578	$46	$370,179,858	$35,303	$-	$(383,686,015)	$-	$(13,470,808)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,475,604)	$(7,681,961)
Adjustments to reconcile net loss to net cash flows used in (provided by) operating activities:
Depreciation	996	1,084
Stock issued, and amortization of stock issued, for prepaid services	-	226,667
Stock issued for services	120,000	665,230
Amortization of debt discount	214,428	274,777

Change in value of derivative	584,729	118,542
Loss on deconsolidation	-	2,791,172
Loss on settlement of debt	-	684,668
Stock issued for interest	-	9,000
Penalties related to note default	-	75,792
Expenses paid by lender	-	150,505
Changes in operating assets and liabilities:
Accounts payable	514,218	737,246
Inventories	82,801	19,450
Interest accrued on debt	181,499	-
Accrued liabilities	777,530	979,113
Due to Cytocom	-	23,771

Net cash from (used in) operating activities	597	(924,944)

CASH FLOWS FROM INVESTING ACTIVITES
Deconsolidation of subsidiary	-	(11,631)
Purchase of computer equipment	-	(1,754)
Net cash used in investing activities	-	(13,385)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from sale of stock and exercise of warrants	-	240,500
Proceeds from issuance of notes payable	-	688,970

Net cash provided by financing activities	-	929,470
Net increase (decrease) in cash	597	(8,859)

Cash and cash equivalents at beginning of period	5,859	14,718
Cash and cash equivalents at end of period	$6,456	$5,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended,
	September 30, 2019	September 30, 2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,000	$53,341

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITES:

Debt discount	$73,000	$243,000

Conversion of debt and accrued interest to common stock	$27,110	$692,640

Settlement of derivative liability	$-	$243,199

Deconsolidation of Cytocom, Inc.	$-	$2,278,237

Reclassification from notes payable to accounts payable	$254,749	$40,628

Increase in note due to new agreement	$-	$150,000

Accounts payable paid directly by lender	$-	$150,505

Debt settled and reclassed to accrued expenses	$35,325	$-
Increase in note due to default provisions	-	190,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

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

At September 30, 2019, the Company’s equity interest in Cytocom stood at 7.30% of Cytocom’s common stock issued and outstanding on that date. The Company’s policies with respect to accounting for its equity interest in Cytocom is described in Note 2 to the “Notes to the Condensed Consolidated Financial Statements” below (“Summary of Significant Accounting Policies: Non-Controlling Interest in Consolidated Subsidiaries”).

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

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at September 30, 2019 was not sufficient to meet the cash requirements to fund planned operations through for the next 12 months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss attributable to common shareholders of $2,475,604 during the nine months ended September 30, 2019, resulting in stockholders’ deficit of $13,470,808 at that date.

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

Non-Controlling Interest in Consolidated Subsidiaries

Prior to May 1, 2018, the Company consolidated Cytocom. On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Cytocom, Inc., in accordance with which the Company no longer has any ongoing obligations to pay for costs in connection with the assets of Cytocom. On June 4, 2018, the Company and Cytocom entered into a Stock Purchase Agreement (the “Stock Agreement”). Pursuant to the Stock Agreement, the Company cancelled approximately $4,000,000 of debt owed to it by Cytocom in exchange for ten percent (10%) of the issued and outstanding common stock of Cytocom, as calculated on a fully diluted basis on June 4, 2018. At September 30, 2019, the Company’s equity interest in Cytocom stood at 7.30% of Cytocom’s common stock issued and outstanding. Accordingly, the Company deconsolidated Cytocom as of May 1, 2018, and accounts for its retained interest in Cytocom under the equity method of accounting, with the Company’s share of Cytocom’s earnings recorded in “loss from equity method investment” in the consolidated statements of operations. As the balance of the Company’s investment in Cytocom has been $0 since December 31, 2018, no losses have been recognized during the quarter ended September 30, 2019.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and ‘the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). On January 1, 2019, the Company applied ASU 842 on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. At September 30, 2019, we had no leases that fall within the scope of this standard. Accordingly, the standard has no impact on our consolidated financial position or our results of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2019, the Company has no cash balances in excess of insured limits.

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

Inventory as of September 30, 2019 was valued at $0, a decrease of $158,648 or 100% from the inventory balance at the end of September 2018, as the inventory was deemed obsolete and written off as a result.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the quarters ended September 30, 2019 and September 30, 2018 was $304 and $217, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2019 and 2018, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2019, and 2018, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

Recent Accounting Standards

During the quarter ended September 30, 2019, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Fixed Assets

	September 30, 2019	December 31, 2018
Fixed Assets:
Computer equipment	$13,213	$13,213
Less accumulated depreciation	(11,443)	(10,447)
Fixed assets, net	$1,770	$2,766

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

At September 30, 2019, Cytocom had no significant assets or income.

5. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30, 2019	December 31, 2018
Accrued payroll to officers and others	$3,139,898	$2,010,570
Accrued interest and penalties – notes payable	959,412	877,571
Estimated legal settlements	136,057	136,057
Other accrued liabilities	-	15,512

Total accrued expenses and other liabilities	$4,235,367	$3,039,710

6. Notes payable

Notes payable consist of the following:

	September 30, 2019	December 31, 2018
Promissory note issued July 29, 2014 to Ira Gaines. In 2016, the maturity date on the note was extended to December 1, 2017. As of September 30, 2019, the note is in default. The note earns interest at a rate of 18% per annum.	$100,000	$100,000

Promissory notes issued between November 26, 2014 and December 31, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. These notes were in default at September 30, 2019, as the Company was unable to pay installments on their due dates.	286,000	286,000

Promissory notes issued between May 1, 2015 and December 31, 2016 and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $375,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $100,000, interest is payable in a fixed amount not tied to a specific interest rate. The Company was unable to repay the notes at maturity and at September 30, 2019 the note was in default.	725,994	725,994

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and at September 30, 2019 the note was in default.	97,737	97,737

Promissory notes issued between July 1, 2016 and December 31, 2016. Lenders earn interest at 2% per annum. The notes mature on December 31, 2017, and at September 30, 2019 the notes were in default.	206,000	206,000

Promissory notes aggregating $1,350,000 issued in the fourth quarter 2016. The notes accrue interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. As September 30, 2019, the notes were in default.	1,354,000	1,354,000

Promissory notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and September 30, 2018. At September 30, 2019, the notes were in default.	500,000	500,000

Promissory notes issued January 25, 2017. The lenders earn interest at 7% per month. The notes mature on July 5, 2017, and at September 30, 2019 the notes were in default.	50,000	50,000

Promissory notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between April 3, 2018 and May 31, 2018. At September 30, 2019, the notes were in default.	300,000	300,000

Promissory notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and December 31, 2018. At September 30, 2019, the notes were in default.	191,800	191,800

Promissory note for $425,000 issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the holder an option to convert the note to stock using the lowest value of the Company’s common stock 25 days prior to the conversion. In 2018, The defaults also resulted in certain penalties, as a result of which the principal amount of the note outstanding at September 30, 2019 had increased to $454,032. $49,943 of accrued interest owed on the note has been converted to stock. The Company has accrued a $908,873 derivative liability for the remaining conversion right.	454,032	455,122

Promissory notes aggregating $105,500 issued in the fourth quarter of 2017. The notes accrue interest at 2% per annum. At September 30, 2019, the notes were in default.	105,500	105,500

Promissory notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019. At September 30, 2019, the notes were in default.	47,975	47,975

Promissory notes aggregating $125,000 issued in the first quarter of 2018. The notes accrue interest between 2% and 12% per annum and mature between April 2018 and June 2018. These notes include warrants between 5,000 and 20,000 shares with an exercise price of $0.5. At September 30, 2019 the notes were in default	125,000	125,000

Promissory notes aggregating $65,000 issued in the second quarter of 2018. The notes accrue interest between 2% per annum and mature between July 2018 and October 2018. These notes include warrants between 1,000 and 5,000 shares with an exercise price of $5. At September 30, 2019 the notes were in default	65,000	65,000

Promissory notes aggregating $193,000 issued in the third quarter of 2018. The notes accrue interest at 2% per annum and mature between November 2018 and January 2019. These notes include warrants between 600 and 5,000 shares with an exercise price of $5. At September 30, 2019, the notes were in default.	193,000	193,000

Promissory notes aggregating $533,855 issued in the fourth quarter of 2018. The notes accrue interest from 2% to 3.5% per annum and mature between February 2019 and December 2019. These notes include warrants between 200 and 39,500 shares with an exercise price of $5 to $40. At September 30, 2019, $479,000 of these notes were in default.	533,855	533,855

Promissory note for $23,000 issued in the first quarter of 2019. The note accrues interest at 2% per annum and matures during July 2019. The note includes warrants for 4,600 shares with an exercise price of $5. At September 30, 2019, the note was in default.	23,000	-

Promissory note for $231,478 issued in the first quarter of 2019. The note accrues interest at 6% per annum and matures in February 2020.	231,478	-

Promissory notes aggregating $50,000 issued in the second quarter of 2019. The notes accrue interest at 2% per annum and mature between July and September 2019. These notes include warrants for 10,000 shares with an exercise price of $5. At September 30, 2019, the notes were in default.	50,000	-

Less: Original issue discount on notes payable and warrants issued with notes.	(7,829)	(149,256)

Total	$5,632,542	$5,187,727

As of September 30, 2019, the Company had accrued $1,033,010 in unpaid interest and default penalties. During the quarter ended September 30, 2019, no shares were issued by the Company in settlement of promissory notes.

As of September 30, 2018, the Company had accrued $738,878 in unpaid interest and default penalties. During the quarter ended September 30, 2018, 9,333 shares with a fair value of $111,091 were issued by the Company for settlement of promissory notes totaling $60,000.

7. Derivative Liabilities

As of September 30, 2019, and December 31, 2018 the aggregate fair value of the outstanding derivative liability was $1,336,110 and $786,706, respectively. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumption during the quarter September 30, 2019:

Three months ended September 30, 2019
Volatility	189.35%
Risk-free interest rate	1.96%
Expected dividends	-%
Expected term	1 year

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

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheet as of September 30, 2019:

	Fair Value Measurements as of September 30, 2019
	Level 1	Level 2	Level 3
Assets
Total assets	-	-	-
Liabilities
Conversion option derivative liability	$-	$-	$1,336,110
Total liabilities	$-	$-	$1,336,110

The following table set forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Input (Level 3)
Beginning balance	$786,706
Change in fair value	584,729
Partial settlements of liability	(35,325)
Ending balance	$1,336,110

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

As of September 30, 2019, and 2018, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of September 30, 2019, the Company had 455,578 shares of common stock outstanding and 434,323 outstanding as of December 31, 2018.

Stock Warrants

In the nine months ended September 30, 2019, 14,600 new warrants were issued by the Company.

There were no modifications of the terms of any warrants issued by the Company in the quarters ended September 30, 2019 and 2018.

Following is a summary of outstanding stock warrants at, and activity during the nine months ended, September 30, 2019:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2018	281,783	$5.00-3,740.00	$900.00

Issued in 2019	14,600	$5.00	$5.00

Expired and forfeited	(4,419)	$0.00-2,000.00	$1,176.26

Exercised	-	$-	$-

Warrants as of September 30, 2019	291,964	$5.00-3,740	$65.84

Summary of outstanding warrants as of September 30, 2019:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Fourth Quarter 2019	23,223	$50-3,740	0.25
Second Quarter 2020	300	$500	0.75
Fourth Quarter 2020	1,000	$200	1.25
First Quarter 2021	12,600	$200	1.50
Second Quarter 2021	5,812	$14-200	1.75
Third Quarter 2021	5,167	$30-200	2.00
Fourth Quarter 2021	300	$100	2.25
Second Quarter 2022	1,750	$150	2.75
Third Quarter 2022	2,650	$50-100	3.00
Fourth Quarter 2022	9,811	$80-290	3.25
First Quarter 2023	8,000	$5-40	3.50
Second Quarter 2023	15,000	$5-200	3.75
Third Quarter 2023	76,700	$5-100	4.00
Fourth Quarter 2023	60,243	$5-20	4.25
First Quarter 2024	36,600	$5	4.50
Second Quarter 2024	8,000	$5	4.75
Third Quarter 2028	3,000	$70	9.00
Second Quarter 2032	21,808	$10-70	12.75
	291,964	$5-3,740

9. Stock Compensation

Shares Issued for Services

During the quarters ended September 30, 2019 and 2018, the Company issued 0 and 7,500 shares of common stock respectively for consulting fees. The Company valued these shares at $0 and $190,000 respectively, based upon the fair value of the common stock at the dates of the agreements. The consulting fees are amortized over the contract periods, which are typically between 12 and 24 months. The amortization of prepaid services totaled $0 for the quarters ended September 30, 2019 and 2018.

10. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the years ended September 30, 2019 and 2018 because the Company incurred a net loss in both years.

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

The Company has recognized no tax benefit for the losses generated for the periods through September 30, 2019. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

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

On April 18, 2018, AHAR Pharma transferred its rights under the Distribution Agreement to Fidson Healthcare Plc (“Fidson”), and Fidson signed an exclusive distribution agreement with the Company to distribute Lodonal™. There were no shipments under this agreement in the first three quarters of 2019.

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

Operating Leases

At September 30, 2019, the Company was a party to an agreement to lease office space in Orlando, Florida. Rental expense for the three months ended September 30, 2019 and 2018 was $2,102 and $2,238 respectively.

13. Subsequent Events

On October 25, 2019, The Company authorized 10,000,000 shares of preferred stock, and designated 1,000,000 of such preferred shares as Series D Preferred Stock. Additionally, the Company effected a reverse stock split of the Company’s issued and outstanding, but not authorized, common stock at a ratio of 1,000-to-1. The reverse stock split has been retroactively reflected in these financial statements for all periods presented,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues

We had no revenues from operations for the three months ended September 30, 2019 and 2018.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2019	2018
Selling, general and administrative	$389	$588
Decrease from prior year	$(199)	$(33)
Percent decrease from prior year	(34)%	(5)%

For the three months ended September 30, 2019 and 2018, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2019	2018
Stock listing and investor relations expenses	$2	$11
Consulting and contractors	45	127
Payroll	235	165
Professional fees	27	19
Travel	4	8
Other expenses	76	258

In the three months ended September 30, 2019, total cash and cash accruals for selling, general and administrative expense was $389 compared to $588 for the corresponding period in 2018, a decrease of $199 or 34%. Significant items included:

●	consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $45 in 2019, a decrease of $82 or 65% over the $127 spent in 2018. The decrease was the result primarily of the expiration of certain consulting contracts by the end of 2018;

●	professional fees for legal, tax and accounting services in the amount of $27 in 2019, an increase of $8 or 42% over the $19 spent in 2018. The increase was primarily due to an increase in legal fees in 2019 related to a vote by shareholders to approve a reverse split of the Company’s stock; and

●	payroll in the amount of $235 in 2019, an increase of $70 or 42% over the $165 accrued in 2018. The increase reflects adjustments made in 2018 for the deconsolidation of Cytocom in May 2018. No adjustments were made in 2019; and

●	other expenses in the amount of $76 in 2019, a decrease of $182 or 70% over the $258 incurred in 2018, primarily reflecting credits taken in 2019 for obligations that expired in the quarter.

Research and development

R&D expenses and related percentages for the three months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2019	2018
Research and development	$-	$-
Decrease from prior year	$-	$(109)
Percent increase/(decrease) from prior year	-%	(100)%

Expenses for research and development in the three months ended September 30, 2019 was unchanged compared to expenses in the same period in 2018, as a result of the deconsolidation of Cytocom in May 2018, which eliminated Cytocom’s R&D expenses from the Company’s books thereafter.

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

Amortization of amounts recorded as Prepaid Services for stock issued for services G&A and related percentages for the three months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2019	2018
Amortization of prepaid consulting expense G&A	$-	$63
Percentage decrease from prior year	(100)%	(86)%

The number of shares issued for prepaid consulting services G&A in the three months ending September 30, 2019 was nil.

There were no prepaid consulting services G&A in the three months ended September 30, 2019.

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

In the three months ended September 30, 2019, the Company issued no warrants to stockholders.

In the three months ended September 30, 2018, the Company issued 80,550,000 warrants to stockholders at an exercise price range of $0.005 to $0.20, for which it recorded an expense of $1,313,821.

	For the three months ended September 30,
	2018	2017
Warrant valuation expense	$-	$1,313
Percentage increase/(decrease) from prior year	(100)%	381%

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. All of the Company’s patents and licenses had been fully amortized by December 31, 2018.

Depreciation and amortization expenses for the three months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

For the three months ended September 30,
	2019	2018
Depreciation expense	$-	$-
Amortization expense	$-	$-
Increase/ (Decrease) from prior year	$-	$-
Percentage increase/(decrease) from prior year	-%	-%

Interest Expense

Interest expense for the three months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2019	2018
Interest expense	$125	$409
Increase / (Decrease) from prior year	$(284)	$290
Percentage Increase (Decrease) from prior year	(69)%	243%

The decrease in interest expense was primarily due to the deconsolidation of Cytocom in May 2018, which eliminated Cytocom’s notes payable and related interest expense from the books thereafter.

Loss of settlement of debt

There were no gains or losses on settlement by lenders or vendors of any of their notes or accounts payable by converting them to equity for both the three months ended September 30, 2019 and the three months ended September 30, 2018.

Nine months Ended September 30, 2019 Compared to Nine months Ended September 30, 2018 (dollar amounts in thousands)

Revenues

We had revenues of $0 from operations for the nine months ended September 30, 2019, compared to $65 for the nine months ended September 30, 2018. In February 2018, the Company reported the first shipments of LodonalTM to Nigeria.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the nine months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2019	2018
Selling, general and administrative	$1,372	$2,346
Increase/(decrease) from prior year	$(974)	$503
Percent increase/(decrease) from prior year	(42)%	27%

For the nine months ended September 30, 2019 and 2018, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2019	2018
Stock listing and investor relations expenses	$20	$37
Consulting and contractors	171	634
Payroll	705	1,100
Professional fees	101	121
Travel	2	52
Other expenses	374	402

In the nine months ended September 30, 2019, total cash and cash accruals for selling, general and administrative expense was $1,372 compared to $2,346 for the corresponding period in 2018. Significant items included:

●	consulting and contractor services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $171 in 2019, a decrease of $463 or 73% over the $634 spent in 2018. The decrease was the result of the deconsolidation of Cytocom in May 2018, and the expiration of certain consulting contracts by the end of 2018;

●	payroll in the amount of $705 in 2019, a decrease of $395 or 36% over the $1,100 accrued in 2018. The decrease reflects the deconsolidation of Cytocom in May 2018;

●	travel expenses in the amount of $5 in 2019, a decrease of $47 or 90% over the $52 incurred in 2018, primarily reflecting the reduction in travel to Africa in 2019; and
●	professional fees for legal, tax and accounting services in the amount of $101 in 2019, a decrease of $20 or 17% over the $121 spent in 2018. The decrease was primarily due to the deconsolidation of Cytocom in May 2018.

Research and development

R&D expenses and related percentages for the nine months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2019	2018
Research and development	$0	$186
Increase/ (decrease) from prior year	$(186)	$(176)
Percent increase/(decrease) from prior year	(100)%	(49)%

No expenses were incurred for research and development in the nine months ended September 30, 2019.

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

Amortization of amounts recorded as Prepaid Services for stock issued for services G&A and related percentages for the nine months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2019	2018
Amortization of prepaid consulting expense G&A	$0	$716
Percentage decrease from prior year	(100)%	(53)%

The decline in expense reflects the decrease in the price of the Company’s stock year over year and the fact that the cost of shares issued for services had been fully amortized in prior years.

Three thousand (3,000) shares were issued for prepaid consulting services G&A in the nine months ending September 30, 2019, for which the Company recorded an expense of $120 (10,738,640 shares were issued in the corresponding period in 2018, at a cost of $489).

There were no Prepaid consulting services G&A in the nine months ended September 30, 2019 ($716 in the corresponding period in 2018).

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

14,600,000 warrants were issued by the Company in the nine months ended September 30, 2019, for which it recorded an expense of $73.

In the nine months ended September 30, 2018, the Company issued 141,620,636 warrants to stockholders at an exercise price range of $0.005 to $0.20, for which it recorded an expense of $1,479.

	For the nine months ended September 30,
	2019	2018
Warrant valuation expense	$73	$1,478
Percentage increase/(decrease) from prior year	(95)%	150%

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. All of the Company’s patents and licenses had been fully amortized by December 31, 2018.

Depreciation and amortization expenses for the nine months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2019	2018
Depreciation expense	$0	$1
Amortization expense	$0	$-
Increase/ (decrease) from prior year	$(1)	$-
Percentage increase/(decrease) from prior year	(100)%	-%

Interest Expense

Interest expense for the nine months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2019	2018
Interest expense	$397	$870
Decrease from prior year	$(473)	$47
Percentage decrease from prior year	(54)%	6%

The decrease in interest expense was primarily due to the deconsolidation of Cytocom in May 2018, which eliminated Cytocom’s notes payable and related interest expense from the books thereafter.

Loss on settlement of debt

In the nine months ended September 30, 2019, there was no gain or loss on settlement by lenders or vendors of any of their notes or accounts payable by converting them to equity. In nine months ended September 30, 2018, the Company recorded a loss of $685, reflecting the fair value of the shares of common stock issued in exchange for the debt in that period.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $6,456 at September 30, 2019, compared to $5,859 at September 30, 2018.

For the nine months ended September 30, 2019 and 2018, net cash generated/(used) in operating activities from operations was $597 and $(924,944), respectively.

$0 of cash was used in investing activities for the nine months ended September 30, 2019 ($13,385 in 2018).

During the nine months ended September 30, 2019 proceeds from the sale of stock and exercise of stock warrants totaled $0 compared to $240,500 for the corresponding period in 2018. The Company received $0 from the issuance of notes payable in nine months ended September 30, 2019, compared to $688,970 in 2018. There were $0 of loan repayments made in cash in the nine months ended September 30, 2019 ($0 in 2018).

The Company does not expect to generate revenues from sales in the first half of 2020. If the Company is unable to raise additional working capital to meet all of its operating obligations and expenditures, the Company may have to modify its business plan.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2019 and 2018, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 25, 2018, the Company closed its voting by written consent as detailed in its Proxy Statement on form 14A, filed September 5, 2019 pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (“Proxy Statement”). The Proxy Statement disclosed three actions for which the Company was soliciting written consent: (i) authorize the Company to issue up to 10,000,000 shares of preferred stock (“the Preferred Authorization”), and designate 1,000,000 of such preferred shares as Series D Preferred Stock (“Series D Designation”) (Proposal No. 1); (ii) effect a reverse stock split of the Company’s issued and outstanding, but not authorized, common stock (the “Reverse Split”) at a ratio of 1,000-to-1 (Proposal No. 2); and (iii) change the Company’s name to Forte Biotechnology, Inc. (the “Name Change”) (Proposal No. 3).

The Company’s shareholders approved the Reverse Split and the Name Change but not the Preferred Authorization or Series D Designation, which required a 2/3rds vote rather than a simple majority.

ITEM 2. SUBSEQUENT EVENTS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares of common stock were issued in the quarter ended September 30, 2019. No shares were issued to settle amounts owed to certain of the Company’s vendors and employees (0 in 2018). In the quarter ended September 30, 2018, the Company issued a total of 8,982,200 shares of common stock (net of stock cancellations). 8,607,200 of those shares were issued to settle amounts owed under notes payable, including accrued and unpaid interest as applicable, to common stock as repayment of the notes. 375,000 shares were issued for services provided. Between January 1, 2018 and September 30, 2018, there were no warrants exercised to purchase common shares.

In the quarter ended September 30, 2019, the Company received $0 as consideration for the exercise of previously-issued warrants ($0 in 2018) and $0 for the purchase of common stock ($0 in 2018).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at September 30, 2019, certain promissory notes on which the Company was in arrears on payments of principal as follows:

1.	Promissory note issued July 29, 2014 for $100,000. As of September 30, 2019, the note is in default. The note earns interest at a rate of 18% per annum.

2.	Promissory notes issued between November 26, 2014 and December 31, 2015. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Notes aggregating $286,000 were in default at September 30, 2019, as the Company was unable to pay installments on those notes on their due dates.

3.	Promissory notes issued between May 1, 2015 and December 31, 2016 and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $375,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $100,000, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $725,994 were in default at September 30, 2019, as the Company was unable to repay those notes on their due dates.

4.	Promissory notes totaling $97,737 issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and at September 30, 2019 the notes were in default.

5.	Promissory notes for $206,000 issued between July 1, 2016 and December 31, 2016. The notes mature on December 31, 2017. Lenders earn an interest rate of 2% per annum The Company was unable to repay the note at maturity and at September 30, 2019 the notes were in default.

6.	Promissory notes totaling $1,354,000 issued in the fourth quarter of 2016. The lenders earn interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. The Company was unable to repay the note at maturity and at September 30, 2019 the notes were in default.

7.	Promissory notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and June 30, 2018. The Company was unable to repay the notes at maturity and at September 30, 2019 the notes were in default.

8.	Promissory note for $50,000 issued January 25, 2017. The lenders earn interest at 7% per month. The note matures on July 15, 2017. The Company was unable to repay the note at maturity and at September 30, 2019 the note was in default.

9.	Promissory notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between April 3, 2018 and May 31, 2018. At September 30, 2019, the notes were in default.

10.	Promissory notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and December 31, 2018. At September 30, 2019, the notes were in default.

11.	Promissory note for $425,000 issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the holder an option to convert the note to stock using the lowest value of the Company’s common stock 25 days prior to the conversion. In 2018, The defaults also resulted in certain penalties, as a result of which the principal amount of the note outstanding at September 30, 2019 had increased to $454,032. $49,943 of accrued interest owed on the note has been converted to stock. The Company has accrued a $908,873 derivative liability for the remaining conversion right.

12.	Promissory notes aggregating $105,500 issued in the fourth quarter of 2017. The notes accrue interest at 2% per annum. At September 30, 2019, the notes were in default.

13.	Promissory notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019. At September 30, 2019, $10,000 of the notes were in default.

14.	Promissory notes aggregating $125,000 issued in the first quarter of 2018. The notes accrue interest between 2% and 12% per annum and mature between April 2018 and June 2018. These notes include warrants between 5,000,000 and 20,000,000 shares with an exercise price of $0.005. At September 30, 2019, the notes were in default.

15.	Promissory notes aggregating $65,000 issued in the second quarter of 2018. The notes accrue interest of 2% per annum and mature between July 2018 and October 2018. These notes include warrants between 1,000,000 and 5,000,000 shares with an exercise price of $0.005. At September 30, 2019, the notes were in default.

16.	Promissory notes aggregating $193,000 issued in the third quarter of 2018. The notes accrue interest at 2% per annum and mature between November 2018 and January 2019. These notes include warrants between 600,000 and 5,000,000 shares with an exercise price of $0.005. At September 30, 2019, the notes were in default.

17.	Promissory notes aggregating $533,855 issued in the fourth quarter of 2018. The notes accrue interest from 2% to 3.5% per annum and mature between February 2019 and December 2019. These notes include warrants between 200,000 and 39,500,000 shares with an exercise price of $0.005 to $0.04. At September 30, 2019 $419,000 of the notes were in default.

18.	Promissory note for $23,000 issued in the first quarter of 2019. The note accrues interest at 2% per annum and matures during July 2019. The note includes warrants for 4,600,000 shares with an exercise price of $0.005. At September 30, 2019, the note was in default.

19.	Promissory notes aggregating $50,000 issued in the second quarter of 2019. The notes accrue interest at 2% per annum and mature between July and September 2019. These notes include warrants for 10,000,000 shares with an exercise price of $0.005. At September 30, 2019, the notes were in default.

At September 30, 2019, the Company had insufficient cash on hand to repay these notes.

ITEM 6. EXHIBITS

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: November 19, 2019	By:	/s/ Michael K. Handley
Michael K. Handley
Chief Executive Officer

Immune Therapeutics, Inc.

Date: November 19, 2019	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer

