Form 10-K
period 2019-12-31
Immune Therapeutics, Inc.
filed 2020-05-14
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

For the Transition Period From ____________ to ____________

Commission File Number: 000-54933

IMMUNE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3226705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2431 Aloma Ave., Suite 124,

Winter Park, Florida 32792

(Address of principal executive offices)

(888) 613-8802

Registrant’s telephone number, including area code:

None

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Exchange on which registered
Common stock	IMUN	OTC Markets

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant’s most recently completed second quarter, was $2,850,484, based on the last reported sale price of the registrant’s Common Stock on the OTC Markets on that date.

As of May 14, 2020, the registrant had outstanding 457,578 shares of common stock, $0.0001 par value per share.

IMMUNE THERAPEUTICS, INC.

2019 FORM 10-K ANNUAL REPORT

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

3 | P a g e

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

JUMPSTART OUR BUSINESS STARTUPS ACT

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2019, the last day of our last fiscal year. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

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

5 | P a g e

On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Cytocom. The Restated Agreement restates the licensing arrangement between the Company and Cytocom as provided by the Original Agreement. The Restated Agreement grants the Company distribution and marketing rights for Lodonal™ and MENK for humans in Emerging Markets. In addition, the Company has been granted the rights to distribute and market Lodonal™ and MENK for animal use in the United States. The royalty due to Cytocom has been reduced from 5% to 1% of sales and the Company no longer has any ongoing obligations to pay for costs in connection with the assets of Cytocom. While the Company formalized the agreement to deconsolidate on May 1, 2018, Cato Research Ltd and Penn State University, both vendors of the Company, did not consent to assign the payables to Cytocom.

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

At December 31, 2019, the Company’s equity interest in Cytocom stood at 14.6% of Cytocom’s issued and outstanding common stock. The Company’s policies with respect to accounting for its equity interest in Cytocom is described in Note 2 to the “Notes to the Condensed Consolidated Financial Statements” below (“Summary of Significant Accounting Policies: Non-Controlling Interest in Consolidated Subsidiaries”).

On February 27, 2020, the Company approved and entered into a license agreement (the “License Agreement”) with Forte Biotechnology International Corp. (“Forte”). Under the License Agreement, the Company granted Forte an exclusive license to develop and commercialize pharmaceutical products consisting of Lodonal and MENK for use in veterinary applications for all indications world-wide.

At present, the Company is a late development-stage biopharmaceutical company focused on the licensing, development and commercialization of innovative prescription medications for humans in Africa, Central and South America, the Caribbean and China (hereinafter referred to as “Emerging Markets”). The Company is not permitted to market its licensed products in the United States.

Current Business Strategy

We are currently focused on developing safe and effective treatments for diseases caused by immune disfunction, inflammation or viral infections for humans in Emerging Markets. We seek to identify drugs for indications already demonstrated safe and effective in humans in order to develop therapeutics, based on these drugs. We believe our development approach enables us to reduce risks associated with obtaining regulatory approval for unproven product candidates while shortening development times to bring our product candidates to market.

We have an active in-licensing effort focused on identifying human therapeutics for development. We are seeking to identify compounds that have demonstrated safety and effectiveness in at least two species and are in, or have completed, Phase I or Phase II clinical trials in humans, with well-developed active pharmaceutical ingredients (“API”), process chemistry and a well-defined manufacturing process.

6 | P a g e

The Company’s licensed technology platform is based on two interrelated cytokine drug therapies—Lodonal™ (low dose Naltrexone (“LDN”)) and Methionine Enkephalin (“MENK”)—which work by triggering a number of receptors, such as opioid and T Cell receptors on immune cells and activate or balance various cells of the immune system. Lodonal™ is a novel, immunodulator agent which has a basic normalizing effect locally on the gut, and activating and rebalancing the immune system this mechanism of action has the potential to benefit multiple disorders. Lodonal™ is in development for multiple possible follow-on indications, including cancer therapy-related toxic side effects to increase safety and improve efficacy. Our therapies also trigger the tolling receptors to shift Th1 (pro-inflammatory) to Th2 (anti- inflammatory), which is critical when dealing with autoimmune and inflammatory disease in humans. Lodonal™ is approved in the Republic of Nigeria as an immune system regulator in the management of HIV patients. The Republic of Malawi has approved Lodonal™ as an adjunct treatment in cancer patients, and in the Dominican Republic Lodonal™ has been approved in the treatment of HIV/AIDS, Fibromyalgia, Crohn’s Disease, Inflammatory Disease, cancer and adjunct to standard of care in the treatment of cancer. Finally, Lodonal is approved in the Republic of Equatorial New Guinea for treatment of cancer, infection with human immunodeficiency virus (HIV), multiple sclerosis.

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

We believe there are significant unmet medical needs for pets, and that the pet therapeutics and diagnostics segments of the animal health industry are likely to grow substantially as new treatments and diagnostic processes are identified, developed and marketed specifically for companion animals. By licensing veterinary applications to Forte, we are able to focus on the development and commercialization of Lodonal and MENK in developing markets for humans while still in parallel receiving milestones and royalties.

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

7 | P a g e

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

8 | P a g e

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

Cancer

Significant nonclinical studies have been conducted to evaluate the potency of treatment with naltrexone in cancer disease models. The OGF-OGFr peptide and receptor have been detected in a wide variety of cancers, including thyroid cancer (e.g. follicular-derived thyroid cancers), ovarian cancer, triple negative breast cancer, Hepatocellular carcinoma, squamous cell carcinoma of the head and neck, pancreatic cancer, renal cancer, neuroblastoma, and colon cancer (Zagon et al., 2013-A&B, McLaughlin PG et al., 2009, Meng J et al., 2013, Avella DM et al., 2010, McLaughlin et al., 2012-B, Zagon et al., 2000, Bisignani GJ et al., 1999, Zagon et al., 1996, McLaughlin et al., 1999). It has been shown in a number of animal studies that the OGF- OGFr axis can be directly targeted by the administration of LDN for treatment of a number of cancers. LDN has been shown to stimulate the production of OGF and OGFr for subsequent interaction following blockade of the receptor, thus having a direct impact on this biological pathway, stopping the cell cycle, and therefore having the ability to stop cancerous cell growth. Preclinical data from Zagon et al (2013-A) support the above findings and the use of LDN for the treatment of cancer.

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

9 | P a g e

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

Crohn’s Disease

Crohn’s disease is another indication where significant nonclinical and clinical research has been conducted using LDN. The nonclinical studies are described below, while the clinical studies in Crohn’s disease are described in the following sections. All the studies point towards promising results in Crohn’s disease with LDN

A study in mice was conducted to determine if low dose naltrexone could reduce inflammation of the bowel in a chemically-induced mouse model of Inflammatory Bowel Disease (IBD). To establish the model, C57BL/6J mice were given either untreated drinking water or water containing 2% dextran sulfate sodium (DSS) in two parallel regimens to establish moderate and severe colitis. After colitis was established, animals with moderate colitis were administered either saline (control) or naltrexone (8 µg/kg or 400 µg/kg) daily, while those with severe colitis received 0.1 or 10 mg/kg of naltrexone. DSS-treated animals had significant weight loss (p = 0.006) and higher disease activity index (DAI) scores (p < 0.001) compared to water controls. Mice that had moderate colitis and were administered naltrexone at doses of 8 µg/kg or 400µg/kg exhibited less weight loss, lower DAI scores, and less histologic evidence of inflammation compared to positive controls (DSS + saline). Mice with severe colitis did not significantly respond to treatment with naltrexone at either dose (Matters et al., 2008).

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

10 | P a g e

The Company has licensed the following intellectual property from Cytocom for sale in Emerging Markets

Cytocom has licensed to the Company the right to use the intellectual property discussed in this section in the following countries (“Emerging Markets”):

Argentina	Ecuador	Peru
Angola	Gabon	Rwanda
Antigua and Barbuda	Gambia	São Tomé and Príncipe
Benin	Ghana	Senegal
Bhutan	Guatemala	Seychelles
Bolivia	Guinea	Sierra Leone
Botswana	Guinea-Bissau	Solomon Islands
Burkina Faso	Guyana	Somalia
Burundi	Haiti	South Africa
Brazil	Honduras	South Sudan
Cameroon	Kenya	Sri Lanka
Cape Verde	Kiribati	St Vincent and the Grenadines
Central African Republic	Lesotho	Sudan
Chad	Liberia	Swaziland
Chile	Madagascar	Tajikistan
Congo, Rep	Malawi	Tanzania
Congo, Dem	Mali	Togo
Côte d'Ivoire	Mauritania	Uruguay
Columbia	Mauritius	Tonga
Coro	Mozambique	Uganda
Cuba	Namibia	Uzbekistan
Djibouti	Nicaragua	Vanuatu
Dominica	Niger	Venezuela
Eritrea	Nigeria	Zambia
Ethiopia	Pakistan	Zimbabwe
Equatorial Guinea	Peoples Republic of China

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

In addition to the above patent family the Company has rights under the following intellectual property:

Name	Patent or App	Status	Patent/Pub Number	Country

An Enkephalin Peptide Composition.pdf	Patent	Approved	PTC220265 GER32746503.8 UK02746509.8 FR02746503.8	Germany;#UK;#France;#PCT
Combinatorial Therapies for the Treatment of Neoplasias Using the Opioid Growth Factor Receptor(A).pdf	Application	Continued	20110123437	US
Combinatorial Therapies for the Treatment of Neoplasias Using the Opioid Growth Factor Receptor (A2).pdf	Application	Pending;#Continued	2005-091241 A1	US
Combinatorial Therapies for the Treatment of Neoplasias Using the Opioid Growth Factor Receptor (A3).pdf	Application	Pending	US 2016/0256517	US
Combinatorial Therapies for The Treatment of Neoplasias Using the Opioid Growth Factor Receptor.Pdf	Patent	Continued	PTC/US2005/005268	PCT

11 | P a g e

Combinatorial Therapies for the Treatment of Neoplasias Using the Opioid Growth Factor.pdf	Patent	Approved	8,003,630	US
Combinatorial Therapies for the Treatment of Neoplasias Using the Opioid Growth.pdf	Patent	Approved	9,375,458	US
Control of Cancer Growth Through the Interaction of [MET] Enkephalin and Zeta Receptor.pdf	Patent	Approved	6,737,397	US
Control of Cancer Growth Through the Interaction of [MET] Enkephalin and the zeta receptor.pdf	Patent	Continued	6,136,780	US
Method for Inducing a Sustained Immune Response (cancer) 15437386 (A).pdf	Application	Pending	20170239239	US
Method for Inducing Sustained Immune Response (HIV).pdf	Patent	Approved	10,111,870	US / EU/ PTC
Method for Treating and Preventing Protozoal Infections (Malaria) (A).pdf	Application	Pending	US20180055835 A1	US
Method of treating cancer of the prostate.pdf	Patent	Approved	6,384,044	US
Method of Treating Lymphoproliferative Syndrome.pdf	Patent	Approved	6,288,074	US
Method of Treating Multiple Sclerosis.pdf	Patent	Approved	6,586,443	US
Methods for Inducing Sustained Immune Response (US).pdf	Patent	Approved	8,633,150	US
Methods for inducing sustained immune response.pdf	Patent	Approved	Germany DE60216458Europe (German, French, UK, Ireland) 1401474Australia AU2002031622	Germany;#UK;#Europe; #France;#Ireland;#Australia
Methods of Detecting Opioid Growth Factor Receptor (OGFR) in Tissue.pdf	Patent	Approved	7,517,649	US

12 | P a g e

Methods of Reducing Side Effects in Cancer Therapy.pdf	Patent	Approved	WO2007067753A2	PCT
Methods of Reducing side Effects in Cancer Therapy (A).pdf	Application	Continued;	US 2010/0016209	US
Novel Nucleic Acid Molecules Encoding Opioid Growth Factor Receptors (A).pdf	Application	Approved	20060073565	US
Opioid Growth Factor Receptors.pdf	Patent	Approved	7,576,180	US
Treatment of Inflammatory and Ulcerative Diseases of the Bowel (A).pdf	Application	Pending;#Provisional	Provisional	US
Treatment of Inflammatory and Ulcerative Diseases of the Bowel with Opioid (A).pdf	Application	Approved	US 20080015211	US
Treatment of Inflammatory and Ulcerative Diseases of the Bowel with Opioid Antagonists.pdf	Patent	Approved	7,879,870	US
Met-enkephalin, its application in in treating leukemia and other blood cancer	patent	Approved	CN 200710158742.7	China
Met-enkephalin, its application in preparation of human and animal vaccine;	Patent	Approved	CN 200710158742.7	China
A nasal spray formulation containing Met enkephalin;	Patent	Approved	CN 200610046249.1	China
Low dose naltrexone, combined with MENK, its application in preparation of anticancer drug	Patent	Approved	CN 201210290150.1	China
Low dose naltrexone, combined with MENK, its application in preparation of leukapheresis for anticancer;				China
Compound met-enkephalin as a drug for colon cancer and pancreatic cancer using a method of by isolating and enriching a patient’s own immune cells and following an enriching external incubation are transfused back into the patient thereby providing the patient with a passive immunity containing large amounts of auto-amplified immune cells that combat cancer cells			CN 200810229085.5	China

13 | P a g e

Low Dose Naltrexone, application in treating autoimmune disease	Patent	Approved	CN 200910011030.1	China
Application of combination of low-dose naltrexone and methionine-enkephalin to preparation of anti-cancer drug	Patent	Approved	CN 201210302259	China
	Patent	Approved	NG/P/2017/602 a	Nigeria
Treatment of Inflammatory and Ulcerative Diseases of the Bowel with Opioid Antagonists	Patent	Approved	194734	Israel
Cyclin-dependent kinase inhibitors as targets for opioid growth factor	Patent	Pending	US 7,807,368 (US PgPub 2008- 0146512 A1)	US
Novel nucleic acid molecules encoding opioid growth factor receptors.	Patent	Granted	US 7,122,651	US

Approvals for sale for human therapies

Lodonal™ has been approved for sale in the following countries:

Republic of Equatorial Guinea

●	Drug Approval: Dated 6 December 2013 (4.5mg) Tablet
●	Indications approved for: Immune system stimulator for Cancer, HIV infection and MS

Nigeria

●	Drug approval: Dated 19 April 2016
●	Indications approved for: an immune system regulator in the management of HIV patients

Malawi

●	Drug approval: Dated 16 April 2014
●	Indications approved for: Adjunct treatment in cancer

Dominican Republic

●	Approval for sale: October 2018
●	Indications approved for: Immune system regulator in the management of HIV, adjunct to cancer therapy, fibromyalgia, Crohn’s disease, malaria, inflammatory bowel disease, multiple sclerosis and cancer as a mon-therapy.

Since the Company received approval from the National Agency for Food & Drug Administration & Control of Nigeria (“NAFDAC”) to sell LodonalTM in Nigeria, the Company has reached agreements with distributors to sell the product in Nigeria and some surrounding countries. In October 2013, the Company announced the signing of a Distribution Agreement with AHAR Pharma, a Nigerian company, to market Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer. Due to the fact that AHAR Pharma failed to meet its contractual purchase obligations, in April 2018, AHAR Pharma transferred its rights under the distribution agreement to Fidson Healthcare Plc (“Fidson”), and Fidson signed an exclusive distribution agreement with the Company to distribute Lodonal™. In October 2018, the Company shipped 250,000 pills to Fidson. There were no discussions with Fidson regarding the Distribution Agreement in 2019.

14 | P a g e

On August 22, 2017, the Company entered into a Distribution Agreement with TNI BioTech International Ltd. (“TNI”), a wholly-owned subsidiary, and Omaera Pharmaceuticals Ltd. (“Omaera”). Pursuant to the Agreement, Omaera will be the sole distributor of the Company’s Products, as listed in Section 2 of the Agreement, for sale in Kenya. The Products to be distributed by Omaera will be manufactured by Acromax Dominicana, SA (“Acromax”) in the Dominican Republic. The term of the Agreement began on August 22, 2017 and is to continue for a period of three (3) years, unless earlier terminated. There were no discussions with Omaera regarding the Distribution Agreement in 2019.

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

15 | P a g e

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

In prior years, American Peptide Company has been the Company’s supplier of the API in MENK, and S.A.L.A.R.S SpA has supplied the API in LDN. The Company may seek additional sources of the API in the future.

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

16 | P a g e

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

17 | P a g e

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

Customers

The Company reported no sales in 2019. In 2018, there were Lodonal™ sales totaling $113,500 to a distributor in Nigeria.

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

We have a limited operating history. Our historical financial information consists only of an audit of our financial results at and for the years ended December 31, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012. There is limited historical financial information upon which to base an evaluation of our performance. We are an emerging company, and thus our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operation, particularly in the pharmaceutical industry.

Since inception, we have invested a substantial portion of our time and financial resources in the acquisition and development of our most advanced drug candidate, LDN. We have generated cumulative losses of approximately $385 million and $14.1 million stockholders’ deficit since inception, and we expect to continue to incur losses until LDN is approved by the FDA and foreign regulatory authorities for sale for our therapies. Even if regulatory approval is obtained, there is a risk that we will not be able to generate material sales of LDN, which would cause us to continue to incur losses.

18 | P a g e

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

The Company anticipates that to initiate a clinical trial for humans in the next 12 months, it would need approximately $2-$5 million to fully develop products and for clinical trials. The trials would focus the use of MENK for treatment of cancer in Africa.

19 | P a g e

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

20 | P a g e

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

Even if our or our licensor’s drug candidates do obtain regulatory approval, they may never achieve market acceptance or commercial success.

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

The commercial success of LDN depends, in part, on Cytocom’s ability to develop and market the drug in North America, and if it fails in its initiatives, our ability to generate future revenue in Emerging Markets could be reduced.

Any of the following events or factors could have a material adverse effect on our ability to generate revenue in Emerging Markets from the commercialization of LDN:

●	Cytocom may be unable to successfully complete the clinical development of LDN;

21 | P a g e

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

22 | P a g e

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

At December 31, 2019, we had $4,925 in cash and cash equivalents. We do not believe that our available cash and cash equivalents will be sufficient to fund our anticipated level of operations for the next 12 months and we will likely need to seek outside sources of funding. Assuming that anticipated investment and revenue does not materialize, business operations would not be able to continue more than 30 days. We believe we require at least $5 million for our operations over the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

●	the rate of progress and cost of our clinical trials, preclinical studies and other discovery and research and development activities;
●	the timing of, and costs involved in, seeking and obtaining regulatory approvals;
●	the continuation and success of our strategic alliances and future collaboration partners;

23 | P a g e

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

24 | P a g e

We do not currently manufacture Low Dose Naltrexone (LDN) and therefore must rely on third-party manufacturing to supply the drug for clinical trials. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers, which would cause delays in the development and commercialization of our drug candidates.

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

We currently have only a limited distribution organization with no direct sales and marketing staff. If we are unable to develop sales and marketing and expand distribution capability on our own or through collaborations with marketing partners, we will not be successful in commercializing our future products.

We currently have only a limited distribution organization with no sales or marketing staff. If our products are approved for sale in the United States, we will need to execute a number of sales and marketing agreements, but there can be no assurance that the Company will be able to sign an agreement to market and distribute our products. To the extent we rely on third parties for marketing and distributing our approved products, any revenue we receive will depend upon the efforts of third parties, which may not be successful, and are only partially within our control. Our reliance on third parties makes it likely that our product revenue is likely to be lower than if we directly marketed or sold our products. If we are unable to enter into arrangements with third parties to commercialize the approved products on acceptable terms or at all, we may not be able to successfully commercialize our future products or we will have to market these products ourselves, which will be expensive and require us to build our own sales force, which we do not have experience doing. We cannot assure you we will be successful in any of these initiatives. If we are not successful in commercializing our future products, either on our own or through collaborations with one or more third parties, our future product revenue will be materially adversely affected.

25 | P a g e

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

26 | P a g e

Our independent registered public accounting firm has identified material weaknesses in our financial reporting process.

At December 31, 2019, our independent registered public accounting firm has identified two material weaknesses in our financial reporting process. Specifically, our independent registered public accounting firm identified material weaknesses with respect to:

●	currently inadequate segregation of duties by management in the financial reporting area; and
●	the lack of an audit committee to oversee the financial reporting process.

In April 2020, the full Board constituted itself as the audit committee and has met subsequently to oversee the Company’s financial reporting. We intend to remediate this weakness by increasing the size of our accounting staff when we have the financial resources to do so, and by appointing a separate audit committee with membership that is qualified to oversee the Company’s financial reporting. However, there can be no assurance that we will be able to successfully implement our plans to remediate the material weaknesses in our financial reporting process. Our failure to successfully implement our plans to remediate these material weaknesses could cause us to fail to meet our reporting obligations, to produce timely and reliable financial information, and to effectively prevent fraud. Additionally, such failure, or other weaknesses that we may experience in our financial reporting process or other internal controls, could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

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

27 | P a g e

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

28 | P a g e

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

29 | P a g e

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

We intend to conduct a number of clinical trials for product candidates in the fields of cancer and other indications in geographies which are affected by the coronavirus pandemic. We believe that the coronavirus pandemic will have an impact on various aspects of our clinical trials. For example, investigators may not want to take the risk of exposing cancer patients to COVID-19 since the dosing of patients is conducted within an in-patient setting. Other potential impacts of the coronavirus pandemic on our various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the government regulators, or other reasons related to the coronavirus pandemic. If the coronavirus pandemic continues, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

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

30 | P a g e

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

The Company has not experienced any failure to comply and has not received any notice or violation of either good clinical practices, laboratory practices or good manufacturing practices. Any future failure by the Company to comply with existing health care and drug regulations could result in the termination of ongoing research and/or the disqualification of data for submission to regulatory authorities. Failure to comply with existing regulations will harm the Company’s reputation, brand name, its prospects for immediate and future work and its operating results. For example, if the Company fails to verify that informed consent is obtained from patient participants in connection with a particular clinical trial or grant deviations from the inclusion/exclusion criteria in a study protocol, the data collected from that trial could be disqualified at which point the Company may be required to conduct the trial again at no further cost to its client. Furthermore, the issuance of an FDA notice based on a finding of a material violation of good clinical practice, good laboratory practice or good manufacturing practice requirements could materially and adversely affect the Company.

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

31 | P a g e

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses that will be required in order to adequately prepare for being a public company could be material.

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

32 | P a g e

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

33 | P a g e

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

34 | P a g e

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

Due to our net losses, negative cash flow and negative working capital, in their report on our audited financial statements for the years ended December 31, 2019 and 2018, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

We have incurred substantial losses since inception. Because of these losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or, if available, will be on terms acceptable to us. If adequate working capital is not available, we may not increase our operations.

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

35 | P a g e

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

The Company intends to use the pre-clinical and clinical data and country approvals to fast track our development in Emerging Markets. The Company plans to use the data from pre-clinical and clinical work done in the United States by Cytocom to support our drug approval for companion pets with the FDA and Regulatory Authorities in Emerging Markets to fast track our approvals.

36 | P a g e

●	For the development of MENK for pancreatic cancer, we depend extensively on our sub-license of Cytocom’s license agreement with Pennsylvania State University covered by patents US Patent Numbers 6,737,397, CA 2,557,504, US 20010046968, US 6737397, US 6136780, US 20080015211, US 20070053838, US 8003630, US 20110123437, US 7807368, US 7576180, US 7517649, US 20080146512, US 7122651, US 20060073565, US 20050191241, Patent No 8,003,630 issued between 2001 and 2011. Our sub-license agreement with Pennsylvania State University may be terminated if we or Cytocom materially breach the agreement and fail to cure our breach during an applicable cure period. Our failure to use commercially reasonable efforts to develop and commercialize MENK in Emerging Markets or to perform our other diligence obligations under the sub-license would constitute a material breach of the license agreement. In the event that Cytocom’s license agreement with Pennsylvania State University is terminated, we will lose all of our rights to develop and commercialize the drug candidates covered by such license, which would harm our business and future prospects. We have rights to a number of other patents having to do with the development of MENK which would allow us to continue our development of those indications.

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

37 | P a g e

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

38 | P a g e

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by regulatory authorities in the United States and other countries. Regulations differ from country to country. Neither we nor our licensor are permitted to market our drug candidates until we receive approval of an NDA from the applicable regulatory agency. Neither we nor our licensor have submitted an application for or received marketing approval for any of our drug candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including:

●	warning letters;
●	civil and criminal penalties;
●	injunctions;
●	withdrawal of approved products;
●	product seizure or detention;
●	product recalls;
●	total or partial suspension of production; and
●	refusal to approve pending NDAs or supplements to approved NDAs.

Regulatory approval of an NDA or NDA supplement is not guaranteed, and the approval process is expensive and may take several years. Regulatory agencies have substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to, the following:

●	a drug candidate may not be deemed safe or effective;
●	regulatory agency officials may not find the data from preclinical studies and clinical trials sufficient;
●	regulatory agencies might not approve our or our third party manufacturer’s processes or facilities; or
●	regulatory agencies may change their approval policies or adopt new regulations.

If any of our drug candidates fail to demonstrate safety and efficacy in clinical trials or do not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

39 | P a g e

Even if we receive regulatory approval for a drug candidate, we will be subject to ongoing regulatory obligations and continued regulatory review which may result in considerable additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.

Once regulatory approval has been granted for us to sell our products, the approved product and its manufacturer are subject to continual review by regulatory agencies. Any regulatory approval that we or our licensors or our distributors receive for our drug candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the product. In addition, if the regulatory agencies approve any of our drug candidates, we will be subject to extensive and ongoing regulatory requirements by regulatory agencies with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, manufacturers of our drug products are required to comply with current cGMP regulations which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the regulatory agencies for compliance with cGMP regulations. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our drug candidates or the manufacturing facilities for our drug candidates fail to comply with regulatory requirements of the regulatory agencies, we could be subject to administrative or judicially imposed sanctions, including:

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

There is significant uncertainty related to the third-party payor coverage and reimbursement of newly approved drugs. The commercial success of our future products in both domestic and international markets depends on whether such third-party coverage and reimbursement is available for our future products. Governmental payers, health maintenance organizations and other third-party payers are increasingly attempting to manage their healthcare expenditures by limiting both coverage and the level of reimbursement of new drugs and, as a result, they may not cover or provide adequate reimbursement for our future products. These payers may not view our future products as cost-effective, and coverage and reimbursement may not be available to our customers or may not be sufficient to allow our future products to be marketed on a competitive basis. Third-party payers are exerting increasing influence on decisions regarding the use of, and coverage and reimbursement levels for, particular treatments. Such third-party payers are challenging the prices charged for medical products and services, and many third-party payers limit or delay coverage and reimbursement for newly approved healthcare products. In particular, third-party payers may limit the covered indications. Cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower than anticipated product revenues. If the prices for our drug candidates decrease or if governmental and other third-party payers do not provide adequate coverage or reimbursement, our prospects for revenue and profitability will suffer.

40 | P a g e

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

41 | P a g e

Healthcare policy changes may have a material adverse effect on us.

Our business may be affected by the efforts of government and third-party payers to contain or reduce the cost of healthcare through various means. With regard to pharmaceutical products, among other things, legislation in Emerging Markets is expected to expand and increase industry rebates for drugs covered and make changes to the coverage requirements under that legislation. This adds to the uncertainty of the legislative changes enacted, and we cannot predict the impact that legislative or regulatory proposals will have on our business, in particular our access to licensed products for sale.

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

Risks Related to our Common Stock

If our chief executive officer, our other executive officers, and our directors and principal stockholders acquire significant stock ownership, they may be able to exert control over us and our significant corporate decisions. Our other stockholders will have limited ability to influence corporate actions or decisions.

This concentration of ownership may harm the value of our common stock by, among other things:

●	delaying, deferring or preventing a change in control of our company;
●	impeding a merger, consolidation, takeover or other business combination involving our company; or
●	causing us to enter into transactions or agreements that are not in the best interests of all stockholders

42 | P a g e

As a group, at March 31, 2020, our officers, directors and certain related parties owned 13.89% of the outstanding common stock of the Company. Our other stockholders will have limited ability to influence corporate actions or decisions.

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

43 | P a g e

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

44 | P a g e

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

45 | P a g e

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

46 | P a g e

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

Item 1B. Unresolved Staff Comments

Not applicable.

47 | P a g e

Item 2. Properties

We maintain our headquarters at 2431 Aloma Ave., Suite 124, Winter Park, Florida 32792. The monthly lease cost is approximately $60. The lease is cancelable upon one month’s notice.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for quotation on the OTCQB marketplace under the symbol IMUN. Our common stock began trading in November 1999 on OTC under the name Galliano International Ltd. Trading under the name of TNI BioTech, Inc. commenced in March 2012 under the symbol TNIB. The symbol was changed to IMUN on December 11, 2014. The following table sets forth the high and low sales prices per share of our common stock (presented on the basis of a 1:1,000 reverse stock split) for the periods indicated as reported by the OTC Markets Group, Inc.

Period

	Price Range
	High	Low
Quarter Ended:

December 31, 2019	$10	$4
September 30, 2019	$10	$4
June 30, 2019	$9	$4
March 31, 2019	$20	$4

Quarter Ended:

December 31, 2018	$20	$4
September 30, 2018	$30	$20
June 30, 2018	$40	$30
March 31, 2018	$60	$20

Record Holders

As of May 14, 2020, we have approximately 457,578 stockholders of record of our common stock.

Dividends

The Company paid no dividends in 2019 or 2018.

We do not anticipate paying any cash dividends in the foreseeable future.

48 | P a g e

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

A total of 5,000 shares of the Company’s common stock has been approved, but not yet reserved, for issuance under the 2014 Plan. Awards under the 2014 Plan may be made to employees, directors, consultants and advisors of the Company and any successor entity that adopts the 2014 Plan. Awards under the 2014 Plan may be made in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. Vesting of awards will be determined by our Board. No more than 500 shares may be issued to a single participant pursuant to stock options and stock appreciation rights in a calendar year. Re-pricing of outstanding stock awards is not permitted under the 2014 Plan. The 2014 Plan will terminate upon the earlier of the adoption of a resolution of the Board terminating the 2014 Plan, or September 3, 2024.

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

Overview

Revenue

The Company had no revenues during the year ended December 31, 2019. The Company had revenues of $113,500 during the year ended December 31, 2018. In February and October 2018, the Company reported the first shipments of LodonalTM to Nigeria.

Direct Expenses and Gross Margin

The Company incurred direct expenses of $0 in 2019 ($47,673 in 2018). Direct expenses include the cost of finished product sold from the Company’s contract manufacturers, sales incentives, associated travel, and inventory return charges.

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

49 | P a g e

R&D expenses consist of salaries and benefits paid to employees directly engaged in research, payments made in cash or in kind to contractors for services directly related to research and product development, product development costs, payments made for patents and licenses to which the Company has acquired rights to use, and travel, telecommunications, facilities and external legal costs incurred in relation to research activities. Since 2014, the Company’s spending on R&D has been primarily to maintain patents and licenses acquired earlier, on trials in Africa, and prior to May 2018, to support patent discussions with the FDA in the USA outsourced contractors. In 2019, Company was not able to raise the cash required to resume its planned research program.

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

50 | P a g e

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2018, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. At December 31, 2019, we had no leases that fall within the scope of this standard. Accordingly, the standard has no impact on our consolidated financial position or our results of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2019, the Company has no cash balances in excess of insured limits.

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

51 | P a g e

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the years ended December 31, 2019 and December 31, 2018 was $2,074 and $1,733, respectively.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and are typically comprised of salaries and benefits, pre-clinical studies, clinical trial activities, drug development and manufacturing, fees paid to consultants and other entities that conduct certain research and development activities on the Company’s behalf and third-party service fees, including patent prosecution expenses, clinical research organizations and investigative sites. Costs for certain development activities, such as clinical trials are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as operating expenses.

52 | P a g e

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2019 and 2018, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2019, and 2018, the Company has not accrued any interest or penalties related to uncertain tax positions.

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC Topic 220, Income Statement - Reporting Comprehensive Income. This ASU allows for tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act to be reclassified as retained earnings. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted this policy on January 1, 2019, noting no material impact.

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

53 | P a g e

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

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues (dollar amounts in thousands):

We had no revenues from operations for the year ended December 31, 2019, compared to revenues of $114 for the year ended December 31, 2018. All 2018 revenues were earned from shipments of LodonalTM to Nigeria.

Operating Expenses

Selling, general and administrative (dollar amounts in thousands):

Selling, general and administrative expenses and related percentages for the years ended December 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	2019	2018
Selling, general and administrative	$2,368	$3,232
Increase / (decrease) from prior year	$(864)	$400
Percent increase / (decrease) from prior year	(27)%	14%

In 2019, selling, general and administrative expense was $2,368, compared to $3,232 for 2018, a decrease of $864 or 27%. For the years ended December 31, 2019 and 2018, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	2019	2018
Stock listing and investor relations expenses	$50	$43
Consulting and contractors	93	1,041
Payroll	1,543	1,417
Professional fees	123	142
Travel	6	51
Other expenses	553	538
	$2,368	$3,232

54 | P a g e

The decrease year over year in selling, general and administrative expense was attributable primarily to a $948 decrease year over year in consulting expenses.

Significant expenses included:

●	consulting services obtained to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $93 in 2019, a decrease of $948 or 91% over the $1,041 spent in 2018. The decrease was primarily due to reductions in consulting services directed towards obtaining regulatory approvals for the development and sale of licensed products in the USA and in Emerging Markets throughout the year, and also consulting services incurred by Cytocom in 2018 prior to its deconsolidation from the Company;
●	professional fees for legal, tax and accounting services in the amount of $123 in 2019, a decrease of $19 or 13% over the $142 spent in 2018. The decrease was primarily due to the deconsolidation of Cytocom in 2018;
●	payroll in the amount of $1,543 in 2019, an increase of $126 or 34% over the $1,417 spent in 2018. The difference was due to an adjustment to payroll accruals of $605, offset by the deconsolidation of Cytocom in 2018;
●	travel in the amount of $6 in 2019, a decrease of $45 or 88% from the $51 spent in 2018, the result of a reduction in travel to market the Company’s products and to obtain regulatory approvals for their sale, and to meet with contract manufacturers and their government regulatory agencies.

Research and development

R&D expenses and related percentages for the years ended December 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	2019	2018
Research and development	$336	$144
Increase/ (decrease) from prior year	$192	$(255)
Percent increase/ (decrease) from prior year	133%	(64)%

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

For the years ended December 31, 2019 and 2018, research and development expenses were made up as follows (dollar amounts in thousands):

	2019	2018
Contracted and consulting services	$-	$27
Patent expenses	318	25
Trials	-	-
Professional fees	18	67
Other	-	25
	$336	$144

Expenses for research and development in 2019 increased by 133% compared to expenses in the same period 2018. The increase was primarily due to an increase in licensing fees paid in 2019, offset by lower patent prosecution expenses. No patent trials were conducted in 2019. Most of the R&D spending in 2018 was for the development of LDN, primarily under trials in Africa.

55 | P a g e

Stock issued for services

The cost of stock issued for services G&A and related percentages for the years ended December 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	2019	2018
Consulting services G&A	$131	$772
Percentage increase/(decrease) from prior year	(83)%	(63)%

The decrease in expense reflects a reduction in the number of shares issued for services and the decrease in the price of the Company’s stock year over year.

The number of shares issued for consulting services G&A in 2019 was 3,300 (16,999 in 2018).

Consulting services G&A 2019 consisted of the following:

Amortization of cost incurred for new stock issued in 2019 under G&A consulting contracts entered into in 2019	$11,390

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

In 2019, the Company issued 14,600 warrants as part of notes payable at an exercise price of $5, for which it recorded a $0 warrant expense. In 2018, the Company issued 203,995 warrants as part of notes payable at an exercise price of $5 to $3,740, for which it recorded $0 warrant expense .

Depreciation and amortization

The Company amortizes the costs incurred to acquire patents and licenses over the period of the related agreements. The decrease year over year in depreciation and amortization expense reflects the fact that all of the Company’s patents and licenses had been impaired by the end of 2015.

Depreciation and amortization expenses for the years ended December 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	2019	2018
Depreciation expense	$2	$2
Amortization expense	$-	$-
Increase/ (decrease) from prior year	$-	$1
Percentage increase (decrease) from prior year	-%	100%

Interest Expense

Interest expense for the years ended December 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	2019	2018
Interest expense	$894	$1,183
Increase/(decrease) from prior year	$(289)	$(34)
Percentage increase/(decrease) from prior year	(24)%	(3)%

56 | P a g e

Interest expenses are comprised of loan origination fees and interest owed by the Company. The decrease year over year was attributable to the lower level of debt in the Company, the result of the deconsolidation of Cytocom in 2018.

Gain/(Loss) on settlement of debt (dollar amounts in thousands):

The Company recorded $0 expense in 2019 for gains/losses on settlement of debt. In 2018, certain lenders to the Company exercised their rights to convert all or a portion of their notes payable to equity. The Company also settled certain obligations in 2018 through the issuance of its common stock. In 2018, the Company recorded a loss of $684,668, reflecting the fair value of the 30,351 shares of common stock issued in exchange for notes and other obligations.

Liquidity:

Liquidity is measured by the Company’s ability to secure enough cash to meet its contractual and operating needs as they arise. The Company had cash of $4,925 at December 31, 2019, compared to $5,859 at December 31, 2018. Cash at the end of 2018 comprised cash for both the Company and Cytocom. For the years ended December 31, 2019 and 2018, net cash used in operating activities was $934 and $1,369,503, respectively. $0 cash was used in investing activities for the year ended December 31, 2019 ($1,971 was used in 2018). In 2019, the Company was able to cover its operating and investing cash-flow requirements through its existing cash balances and without the need to issue notes payable or to sell equity; in 2018 the Company issued notes payable and sold equity, in the amount of $1,099,970.

In 2019, the Company had no sales of LodonalTM . The Company cannot be certain that it will generate sufficient cash flows for the next 12 months to pay for operating expenses and to pay off current and past-due obligations. In addition to projected sales, the Company expects to continue fund operations through sales of equity and notes payable, and conversions of exiting obligations into equity. Over the next 12 months, the Company believes it will require between $300,000 and $350,000 monthly to meet its ongoing expenses and obligations.

If the Company is unable to generate sufficient cash flows from sales, or if it does not raise additional working capital to meet all of its operating obligations and expenditures, the Company may have to modify its business plan.

In addition to the cost of its ongoing operations, the Company expects it will incur future research and development expenditures in the next 12 months. The estimated cost of this development is between $2,000,000 and $3,000,000.

During the year ended December 31, 2019, there were no sales of stock or exercise of stock warrants, compared to $240,500 for the corresponding period in 2018. The Company issued 454,478 in notes payable in year ended December 31, 2019, compared to $859,470 in 2018. There were no loan repayments made in cash in the year ended December 31, 2019 ($0 in 2018).

Off-Balance Sheet Arrangements

During the years ended December 31, 2019 and 2018, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2019 and 2018 and the report of Turner, Stone & Company, L.L.P. (“Turner”), our independent registered public accounting firm, are set forth on pages F-1 through F-20 of this Annual Report.

57 | P a g e

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are ineffective to ensure that information disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. This determination was based on the small size of our accounting staff, the lack of segregation of duties and the lack of an audit committee at December 31, 2019, which creates a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness means there is a risk that our financial reports or other filings may contain an error or inaccuracy or not submitted timely.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee at December 31, 2019, management concluded that, as of December 31, 2019, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

58 | P a g e

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

As of May 14, 2020, the number of voting members of our Board of Directors was 3. The members of our Board of Directors as of May 14, 2020 are as follows:

Name	Age	Director Since	Position
Kevin Phelps	65	November 2018	Interim Chief Executive Officer and Director
Dr. Roscoe Moore	65	August 2018	Director and Chairman of the Board
Michael Sander	56	November 2019	Director

The biographies of each director below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

Kevin Phelps — Mr. Phelps, 65, is a General Partner in Trillium Group, LLC, a Rochester, New York based venture capital firm and a Founder of Cashel Rock Advisors and FinanciaLink Strategic Alliances, two private wealth management firms specializing in strategies for corporations and high net-worth individuals. On April 30, 2020, Mr. Phelps was appointed interim Chief Executive Officer following the resignation of Mr. Handley,

His professional experience began as a CPA with Price Waterhouse (now PwC), where he consulted with over 20 companies with a principal focus on emerging growth opportunities. In 1987, he was recruited to head financial planning for Eastman Kodak’s BioProducts Division. He assisted in the spinoff of the business into an international joint venture and became the Chief Financial Officer of the new entity, Genencor International, Inc. In this role, he created and managed Genencor’s finance and treasury groups and established the company’s accounting and reporting practices. He raised in excess of $100 million in debt capital to fund Genencor’s operations and expansion. He also served as Vice President of New Business Development.

Dr. Roscoe Moore — Dr. Moore, 65, was a career officer within the Commissioned Corps of the United States Public Health Service (USPHS) and Assistant United States Surgeon General (Rear Admiral, USPHS) within the Immediate Office of the Secretary, Department of Health and Human Services (HHS). He operated as Principal Liaison between the HHS and the ministries of health of African countries for the development of infrastructure for preventive health needs and was integrally involved in the formation of the President’s Emergency Program for AIDS Relief (PEPFAR) program under President George W. Bush, a program which is credited with turning the tide of the global AIDS pandemic. He was selected as Chief Veterinary Medical Officer, USPHS, by Surgeon General C. Everett Koop, and was the Chief Epidemiologist with the Center for Devices and Radiological Health for the FDA. Dr. Moore served as an Epidemic Intelligence Service Officer with the U.S. Centers for Disease Control and Prevention (CDC) and as the ranking veterinarian across all uniformed services, including the armed forces. Dr. Moore has conducted clinical research on infectious diseases including Venezuelan equine encephalitis, tuberculosis, listeriosis, psittacosis, malaria, and HIV/AIDS. He has also been involved in the development of a sustainable infrastructure for the surveillance of emerging and re-emerging diseases worldwide. He has written or co-authored over 100 publications covering a broad range of public health issues.

Dr. Moore has international experience with North Africa (Morocco), North West Africa Sub-Saharan Africa, West Africa (Senegal, Nigeria, and Mali), Central Africa (Central African Republic, Republic of Congo, Rwanda, and Uganda), East Africa and Southern Africa and the countries of the Southern African Development Community (SADC).

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

59 | P a g e

Michael Sander— Mr. Sander, 56, has been a Director since November 2019. Mr. Sander currently serves as the Senior Managing Director, Strategic Planning & Investor Relations, of Sortis Holdings Inc., a company that provides financial services such as equity capital placement, loan sale advisory, debt restructuring, valuations, strategic capital management, and specialty finance. Mr. Sander has been at Sortis Holdings since December 2010.

Mr. Sander previously served as Executive Vice President of Columbia Capital Consulting Group (formerly known as RTC Pacific), an FDIC-registered contractor for financial institutions, from December 2008 to November 2010; Senior Vice President of Trinity Inc., an import building supply company, from May 2005 to October 2008; Senior Executive Vice President of Cyberworks Robotics Inc., a developer of AI self-driving software aimed to increase mobility and quality of life for vulnerable people in society, from May 2003 to May 2005; and Managing Partner – Advisor of IWE Digital, an internet digital technology developer agency, from October 1996 to April 2003.

Among other qualifications, Mr. Sander brings to the Board executive leadership experience and valuable insights on corporate strategy, risk management, corporate governance and many other issues facing emerging enterprises.

Mr. Sander also holds the following directorships:

●	Klersun Global Agri-Science - Chairman
●	Klersun Bioscience - Director
●	Medavate Medical Innovations - Interim Chairman
●	Intercontinental Energy Company - Director

Executive Officers

Biographical information concerning Michael Handley, our Chief Executive Officer is set forth above. Biographical information concerning our other executive officers is set forth below.

Peter Aronstam – Mr. Aronstam, age 67, has been our Chief Financial Officer since January 2013. Mr. Aronstam brings more than 30 years of experience in accounting, finance, banking, international trade and law to his clients. His career is marked by a progression of senior finance roles with growth and performance-driven enterprises, from start-up technology and internet companies to chief financial officer roles with small service providers to very large international manufacturers to global banks. Mr. Aronstam has advised publicly-held and privately-owned businesses since 1978, providing both full-time and part-time CFO services. His background includes start-up VC-backed entrepreneurial companies, manufacturing technology and service companies, serving as a public-company CFO, corporate and international banking in major multinational banks, managing HR and IT functions, and raising more than $500,000,000 in debt and equity for his companies and their customers. From 2001 to 2006, Mr. Aronstam was the Chief Financial Officer of Airspan Networks, Inc., a public reporting company in Boca Raton, Florida. He also was the CFO of private company Mainstream Holdings, LLC in West Palm Beach, Florida from 2007 to 2008 and private company The Neptune Society in Plantation, Florida from 2008 to 2009. Since 2010, Mr. Aronstam has been a partner of B2B CFO Partners, LLC, doing business as B2B CFO©. The firm provides CFO services to its clients on a part time basis. Born and educated in South Africa, Mr. Aronstam earned his Bachelor of Commerce, Bachelor of Law and PhD from the University of the Witwatersrand in South Africa. Mr. Aronstam has worked in South Africa, Canada, and Florida.

Board Committees

In February of 2015, the Board authorized the formation of and adopted charters for an audit committee, compensation committee and nominating committee. At December 31, 2019, we had not yet established an audit committee, compensation committee, or nominating committee. In April 2020, the full Board resolved to constitute itself as the Company’s audit committee until such time as an audit committee is appointed. During 2019, the functions ordinarily handled by these committees were handled by our entire Board. As of the date of filing this annual report, no members were appointed to the audit committee, compensation committee or nominating committee. The compensation committee and nominating committee have not yet held any meetings.

60 | P a g e

Family Relationships

There are no familial relationships between any of our officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Director Independence

The Company is not currently listed on any national securities exchange that has a requirement that the board of directors be independent. At December 31, 2019, Dr. Moore, Dr. Selsky, Mr. Phelps and Mr. Sander were “independent directors” as that term is defined under the rules of the NASDAQ Capital Market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2019, the Reporting Persons met all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table summarizes the annual compensation of our Named Executive Officers (defined below), as of December 31, 2019. “Named Executive Officers,” consistent with Item 402(m) of Regulation S-K promulgated under the Exchange Act, include: (i) the Company’s Principal Executive Officer and individuals acting in a similar capacity during fiscal year 2019, regardless of compensation level; (ii) the Company’s two most highly compensated executive officers other than the Principal Executive Officer who were serving as executive officers at the end of fiscal year 2019; and (iii) up to two additional individuals who would have been included under (ii) above but for the fact that the applicable individual was not serving as an executive officer of the Company at the end of fiscal year 2019.

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	All Other Compensation		Total($)

Michael Handley	2019	$120,000	(1)	$—	$—	$—	$—		$120,000
Chief Executive Officer	2018	$—		$—	$—	$—	$—		$—

Noreen Griffin	2019	$377,960	(2)	$—	$—	$—	$12,000	(2)	$389,960
Chief Executive Officer	2018	$481,884	(2)	$—	$—	$—	$18,000	(2)	$491,884

Peter Aronstam	2019	$60,000	(3)	$—	$—	$—	$—		$60,000
Chief Financial Officer	2018	$70,000	(3)	$—	$—	$—	$—		$70,000

61 | P a g e

(1) Mr. Handley became Chief Executive Officer on September 20, 2019. In 2019, Mr. Handley agreed to defer payment of his of salary until the Company had sufficient income to pay the compensation in cash. At December 31, 2019, the salary deferred for Mr. Handley was $120,000 ($0 at December 31, 2018). In 2019, no stock options were awarded to Mr. Handley.

(2) In 2019 and 2018, Ms. Griffin agreed to defer a portion of her salary until the Company had sufficient income to pay the salary in cash in full. At December 31, 2019, the amount of salary deferred for Ms. Griffin was $1,962,464 ($1,584,504 at December 31, 2018). No stock, warrants or options were issued directly to Ms. Griffin in 2019 (4,600 warrants were issued to Global Reverb Corporation, a related party, in 2019, for which the Company recorded an expense of $23,000). In 2018, two thousand options at prices ranging from $30.00 to $40.00 were issued to Ms. Griffin for a bonus and contract renewal. The warrants expire in March 2023.

The Company is required to pay Ms. Griffin $1,500 per month for unaccountable expenses during each month of the term of her employment agreement. Unaccountable expenses refer to costs incurred by Ms. Griffin in the course of business that are not required to be reported on a monthly expense report. These costs include expenses incurred related to international travel. At December 31, 2019, the amount of expenses deferred for Ms. Griffin was $55,000 ($42,000 at December 31, 2018).

(3) In 2018 and 2019, Mr. Aronstam agreed to defer a portion of his compensation until the Company had sufficient income to pay the compensation in cash. In 2019, the Company accrued compensation totaling $60,000 for Mr. Aronstam ($70,000 in 2018). At December 31, 2019, a total of $71,000 was owed to Mr. Aronstam. No warrants or stock awards were granted to Mr. Aronstam in 2018 and 2019.

Employment and Related Agreements

Michael Handley, the Company’s Chief Executive Officer, entered into an employment agreement with the Company in September 2019. Pursuant to the Agreement, Mr. Handley agreed to serve as the Company’s Chief Executive Officer (“CEO”) and President. Mr. Handley’s employment with the Company is on an “at-will” basis and may be terminated at any time by the Company or Mr. Handley. In consideration for his services as CEO and President, the Company agreed to pay Mr. Handley a base salary of $480,000 per year, less statutory deductions and withholding (the “Base Salary”). The Base Salary will be increased annually by at least that amount that reflects the rate of change in the Consumer Price Index for Urban Consumers (CPI-U, U.S. City Average, All Items) issued by the United States Department of Labor, Bureau of Labor Statistics, for the preceding twelve months. The Company’s board of directors (the “Board”), or a committee delegated by the Board (the “Compensation Committee”), will also review the Base Salary annually and may increase the Base Salary based on Mr. Handley’s performance and any other factors the Board or Compensation Committee deems relevant. In addition to the Base Salary, each year, Mr. Handley will be eligible to receive an annual cash bonus with a target of 55% of the Base Salary in accordance with criteria to be determined by Board or Compensation Committee. Furthermore, the Company agreed to grant Mr. Handley a stock option award equal to 5% of the authorized shares available under the Company’s Equity Incentive Plan. Such options will (i) have an exercise price equal to the fair market value of the common stock on the date of grant, as determined by the Board or Compensation Committee, and (ii) vest 1/3rd on the first anniversary of the date of grant and 1/36th per month on the first day of each of the 24 months following the first anniversary of the date of grant. Mr. Handley will also be eligible to receive an annual stock option grant as determined by the Board or Compensation Committee. Mr. Handley entitled to receive employee benefits afforded under the Company’s standard written benefits package to regular full-time employees of the Company, including medical, dental, retirement, paid time off for vacation, sick days, and holidays. Mr. Handley will be entitled to no less than 20 paid vacation days per calendar year during his employment with the Company. The Company will also reimburse Handley for all reasonable out-of-pocket business expenses incurred by Mr. Handley in the performance of his duties as CEO and President. Mr. Handley is also entitled to receive payments and benefits in the event the Agreement is terminated by the Company without “Cause” or by Mr. Handley with “Good Reason,” as detailed in the Agreement. On April 30, 2020, Mr. Handley resigned his position as Chief Executive Officer.

Peter Aronstam, our Chief Financial Officer, entered into a services agreement with the Company on December 15, 2014. The agreement expired on December 14, 2015, and has been renewed for successive one-year periods until June 30, 2020. The current agreement provides for a monthly payment of $5,000.

62 | P a g e

Outstanding Equity Awards at Fiscal Year-End

Warrants were granted to Mr. Aronstam in December 2014 to acquire 250 shares of common stock of the Company at a price of $140 each. The warrants expired on December 14, 2019. Warrants were granted to Mr. Aronstam in June 2016 to acquire 100 shares of common stock of the Company at a price of $170 each. The warrants expire on June 29, 2021. Warrants were granted to Mr. Aronstam in June 2017 to acquire 500 shares of common stock of the Company at a price of $50 each. The warrants expire on June 26, 2032. Warrants were granted to Mr. Aronstam in July 2017 to acquire 100 shares of common stock of the Company at a price of $50 each. The warrants expire July 1, 2022.

Summary Director Compensation Table

The following table shows information regarding the compensation earned or paid during 2019 to Non-Employee Directors who served on the Board during the year. The compensation paid to Mr. Handley is shown under “Executive Compensation” and the related explanatory tables. Mr. Handley did not receive any compensation for her service as a member of the Board.

Name and Principal Position	Year	Fees Paid or Earned in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-equity incentive plan compensation	Non-qualified incentive plan compensation	All Other Compensation ($)	Total ($)

Dr. Clifford Selsky,	2019	60,000	(1)	5,025		—	—	—	—	65,025
Director	2018	60,000	(1)	—		—	—	—	—	60,000

Dr. Roscoe Moore,	2019	60,000	(2)	—	(2)	—	—	—	—	60,000
Director, Chairman of the Board	2018	23,000	(2)	37,500	(2)	—	—	—	—	23,000

Kevin Phelps,	2019	60,000	(3)	1,340		—	—	—	—	61,340
Director	2018	10,000	(3)	—		—	—	—	—	10,000

Michael Sander,	2019	10,000	(4)	—		—	—	—	—	5,000
Director	2018	—		—		—	—	—	—	—

Edward Teraskiewicz,	2019	50,000	(5)	5,025		—	—	—	—	55.025
Director	2018	60,000	(5)	—		—	—	—	—	60,000

Jack Brewer,	2019	40,000	(6)	—		—	—	—	—	40,000
Director	2018	20,000	(6)	—		130,000	—	—	—	150,000

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

(1) For services as a director in 2019, Dr. Selsky was entitled to receive payment of $60,000 ($60,000 in 2018). Dr. Selsky agreed to defer his fees until 2020. 750 shares of common stock were issued to Dr. Selsky in 2019 for services in 2019 and prior years as director, for which the Company recorded an expense of $5,025 (no shares were issued in 2018).

63 | P a g e

(2) For services as a director in 2019, Dr. Moore was entitled to receive payment of $60,000 ($5,000 in 2018). Dr. Moore agreed to defer his fees until 2020. 300 shares of common stock were issued to Dr. Moore in 2019 for services as director in 2019 and 2018, for which $25,000 was accrued for as prepaid services in a prior year (no shares were issued in 2018 for services as a director). Dr. Moore also served as a senior advisor to the Company between November 2017 and November 2019. As compensation for his services in that role, Dr. Moore was to be paid a monthly fee of $1,500. Dr. Moore has agreed to defer all 2018 and 2019 fees until 2020. In 2018, Dr. Moore also received 1,875 shares of common stock for these services (valued at $37,500).

(3) For services as a director in 2019, Mr. Phelps was entitled to receive payment of $60,000 ($10,000 in 2018). Mr. Phelps agreed to defer his fees until 2020. 200 shares of common stock were issued to Mr. Phelps in 2019 for services as director in 2019 and 2018, for which the Company recorded an expense of $1,340 (no shares were issued in 2018 for services as a director).

(4) For services as a director in 2019, Mr. Sander was entitled to receive payment of $10,000 ($0 in 2018). Mr. Sander agreed to defer his fees until 2020. In accordance with his director’s agreement with the Company, Mr. Sander is entitled to receive each quarter either 5,000 restricted shares of Company stock or warrants to purchase 5,000 shares of Company stock, at his election. Mr. Sander did not make an election in 2019; accordingly, no shares of common stock or warrants were issued to Mr. Sander in 2019 for services as director in 2019 and no expense was accrued.

(5) Mr. Teraskiewicz served as a director until his resignation on October 31, 2019. For services as a director in 2019, Mr. Teraskiewicz was entitled to receive payment of $5,000 per month ($50,000 in 2019; $60,000 in 2018). Mr. Teraskiewicz agreed to defer this amount until 2020. In 2019, the Company issued 8,000 warrants to Raster Investments, Inc., a related party, for services performed by Mr. Teraskiewicz in 2019. The Company recorded a cost of $40,000. In 2018, the Company issued 12,000 warrants to Raster Investments, Inc. to settle certain amounts owed to Mr. Teraskiewicz for services. The Company recorded a cost of $60,000. 750 shares of common stock were issued to Mr. Teraskiewicz in 2019 for services in 2019 and prior years as director, for which the Company recorded an expense of $5,025 (no shares were issued in 2018).

(6) Mr. Brewer served as a director until his resignation on September 24, 2019. For services as a director in 2019, Mr. Brewer was entitled to receive payment of $5,000 per month ($40,000 in 2019; $20,000 in 2018). Mr. Brewer agreed to defer this amount until 2020. No shares of common stock were issued to Mr. Brewer for services in 2019 or 2018. No warrants or options were issued to Mr. Brewer in 2019. In 2018, Mr. Brewer was awarded warrants to acquire 6,500 shares of common stock the Company at prices from $5 to $100 for services as director (valued at $130,000).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2020 (the “Determination Date”) by: (i) each current director of our company; (ii) each of our named executive officers; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

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

64 | P a g e

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 457,578 shares of common stock outstanding as of March 31, 2020. Unless otherwise indicated, the business address of each person in the table below is c/o Immune Therapeutics, Inc., 2431 Aloma Ave., Suite 124, Winter Park, Florida 32792.

Name and Address	Amount of Beneficial Ownership*		Percentage of Class %

Noreen Griffin, Chief Executive Officer and Director(1)	15,838	(1)	3.46
Dr. Roscoe Moore, Director and Chairman of the Board	2,175	(2)	0.48
Dr. Clifford Selsky, Director	6,267	(3)	1.37
Kevin Phelps, Director	200	(4)	0.04
Michael Sander, Director	-	(5)	0.00
Edward Teraskiewicz, Director(6)	29,688	(6)	6.49
Jack Brewer(7)	6,500	(7)	1.42
Peter Aronstam, Chief Financial Officer	700	(8)	0.15
Kelly Wilson, Chief Technology Officer	2,200	(9)	0.48

All directors and officers as a group (9 persons)	83,368		13.89

*	The percentages are calculated using 457,578 outstanding shares of the Company’s common stock on March 31, 2020, as adjusted pursuant to Rule 13d-3(d)(1)(i). Pursuant to Rule 13d-3(d)(1) of the Exchange Act, shares beneficially owned by a person or group includes shares of common stock that such person or group has the right to acquire within 60 days after March 31, 2020, which includes, but is not limited to, (i) shares subject to exercisable options or options exercisable within 60 days of March 31, 2020 and (ii) shares subject to RSUs or performance share awards that will vest within 60 days of March 31, 2020.

(1)	Ms. Griffin served as Chief Executive Officer and director until September 20, 2019. Represents 704 shares held in the name of Griffin Enterprises Group, Inc., which is 50% owned and managed by Robert Wilson, Ms. Griffin’s son; 2,685 shares held by the Griffin Family Trust, an irrevocable trust that is not managed by Ms. Griffin; 429 shares held by Noreen Griffin, individually. In addition, 12,020 warrants and options have been issued to Ms. Griffin and to Global Reverb Corporation, a related party.

(2)	As compensation for services as director, the Company will issue Dr. Moore a per quarter either 75 restricted shares of Company stock or warrants to purchase 75 shares of Company stock, with Dr. Moore choosing shares or warrants. As of March 31, 2020, no shares or warrants had been issued to Dr. Moore.

(3)	As compensation for services as director, the Company issued Dr. Selsky a total of 1,250 shares of restricted common stock. Warrants for 5,017 shares were issued to Dr. Selsky in 2016 and 2018.

(4)	As compensation for services as director, the Company issued Mr. Phelps a total of 200 shares of restricted common stock.

(5)	As compensation for services as director, the Company will issue Mr. Sander each quarter either 50 restricted shares of Company stock or warrants to purchase 50 shares of Company stock, with the Mr. Sander choosing shares or warrants. As of March 31, 2020, no shares or warrants had been issued to Mr. Sander.

(6)	Mr. Teraskiewicz resigned as director on October 31, 2019. 3,550 shares are held by Raster Investments, Inc., an irrevocable trust that is not managed by Mr. Teraskiewicz. At March 31, 2020, Raster Investments, Inc. had a total of 20,000 warrants. Mr. Teraskiewicz has a total of 6,138 warrants in his name.

(7)	Mr. Brewer resigned as director on September 24, 2019. Mr. Brewer was granted 6,500 warrants in 2018.

65 | P a g e

(8)	Represents warrants to purchase 700 shares of common stock, as follows: (i) for price of $170, 100 shares until June 29, 2021; (ii) for price of $50, 500 shares until June 26, 2032; and (iii) for price of $50, 100 shares until July 1, 2022.

(9)	Represents 500 shares of common stock, and 1,700 stock warrants outstanding.

Item 13. Certain Relationships and Related Party Transactions

None

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by Turner, Stone & Company, L.L.P., our independent registered public accounting firm, during the fiscal years ended December 31, 2019 and December 31, 2018 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2019	December 31, 2019

Audit Fees	$48,000	$47,950
Audited Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

66 | P a g e

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description

3.1	Restated Articles of Incorporation*
3.2	Bylaws*
10.1	Sale and Assignment of Patent and Transfer of Technology Agreement with Nicholas Plotnikoff †>
10.2	Agreement with Professor Shan †>
10.3	Patent License Agreement with Penn State Research Foundation r†
10.4	Patent License Agreement Between Immune Therapeutics, Inc. and Jacqueline Young for the intellectual property of Dr. Bernard Bihari#
10.5	Strategic Framework Agreement for Cooperation with Hubei Qianjiang Pharmaceutical Company, and Commissioned Processing Contract, and Addendum to Venture Cooperation †>
10.6	Malawi Memorandum of Agreement with GB Oncology & Imaging Group Ltd.#
10.7	Letter of Intent between GB Oncology & Imaging Group Ltd. and G-Ex Technologies St. Maris Pharma Limited #
10.8	Distribution Agreement in Nigeria with GB Pharma Holdings Inc. †>
10.9	ViPharma Agreement †>
10.10	Strategic Framework Agreement, Addendum to Venture Cooperation and Supplementary Agreement with Hubei Qianjiang Pharmaceutical Company (MENK) (filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.11	Manufacturing Agreement with Laboratorios Ramos (and English translation)>
10.12	Engagement Agreement for Corporate Advisory Services by the Brewer Group?
10.13	Employment Agreement with Noreen Griffin (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.14	Master Service Agreement with American Peptide Company (filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.15	Agreement with AHAR Pharma (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.16	Consulting agreement with Dr. Graham Burton (filed as Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.17	Promissory note to Robert J. Dailey, issued February 6, 2014, for $200,000 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.18	Promissory note to Robert J. Dailey, issued March 7, 2014, for $200,000 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.19	Promissory note to Robert J. Dailey, issued March 28, 2014, for $200,000 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.20	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $399,000 µ
10.21	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $400,000 µ
10.22	Distribution Agreement, effective June 11, 2014, between Airmed Biopharma Limited and PanAm Global Logistics, Inc. (filed as Exhibit 1.1 to our Current Report on Form 8-K filed June 25, 2014, and incorporated herein by reference).

67 | P a g e

10.23	Immune Therapeutics, Inc. 2014 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on July 17, 2014, and incorporated herein by reference).
10.24	Supplementary Agreement on New Drug Methionine – Enkephalin Cooperation, dated August 6, 2014, between Immune Therapeutics, Inc. and Hubei Qianjiang Pharmaceutical Co., Ltd. (filed as Exhibit 1.1 to our Current Report on Form 8-K on August 13, 2014, and incorporated herein by reference).
10.25	Assignment by Professor Fengping Shan Ph.D. to Immune Therapeutics, Inc., executed August 6, 2014 (filed as Exhibit 1.2 to our Current Report on Form 8-K on August 13, 2014, and incorporated herein by reference).
10.26	Clinical Trial Agreement, dated October 20, 2014, between TNI BioTech International Ltd. and American Hospital and Resorts (filed as Exhibit 10.1 to our Current Report on Form 8-K on October 30, 2014, and incorporated herein by reference).
10.27	Contract for the Compounding of Pharmaceutical Products, dated December 8, 2014, between Immune Therapeutics, Inc. and KRS Global Biotechnology, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K on December 15, 2014, and incorporated herein by reference).
10.28	Services Agreement, dated December 15, 2014, between Immune Therapeutics, Inc. and Aronstam Management Services, Inc. µ
10.29	Royalty Agreement (Filed as Exhibit 10.1 to our Current Report on Form 8-K on May 21, 2015, and incorporated herein by reference.)
10.30	Change of Transfer Agent Agreement (Filed as Exhibit 99.1 to our Current Report on Form 8-K on January 26, 2015, and incorporated herein by reference.)
10.31	Real Property Leases for Florida Office and Extensions dated July 19, 2017 and November 13, 2017
10.32	Compounding Contract with Complete Pharmacy and Medical Solutions, LLC (filed as Exhibit 10.1 to our Current Report 8-K on May 20, 2016, and incorporated herein by reference.)
10.33	Employment Agreement with Robert Wilson (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference).
10.34	Letter of Intent with Super T-Cell Cancer Co., (filed as Exhibit 10.1 to our Current Report on Form 8-K on April 21, 2016, and incorporated herein by reference.)
10.35	Extension of Employment Agreement with Noreen Griffin dated March 9, 2018. µ
10.36	Extension of AHAR Agreement dated March 29, 2016. µ
10.37	Extension of Employment Agreement with Peter Aronstam dated July 1, 2017. µ
10.38	Consulting Agreement with Joyce Banda dated September 1, 2016. µ
10.39	Intellectual Property Assignment Agreement with Cytocom, Inc. dated September 4, 2015. µ
10.40	Consulting Master Services Agreement with Coté Orphan, LLC dated February 16, 2016. µ
10.41	Securities Purchase Agreement and related agreements with JMJ Financial dated April 12, 2016 (filed as Exhibit 10.1 to our Current Report 8-K on April 18, 2016, and incorporated herein by reference).
10.43	Patent License Agreement dated September 24, 2014 between Dr. Jill P. Smith, LDN Research Group LLC and Cytocom, Inc. and related agreements. µ
10.44	Promissory Note dated February 6, 2017 issued to Phoenix Fund Management, LLC.
10.45	Settlement agreement with Phoenix Fund Management, LLC dated February 28, 2017. µ
10.46	Settlement agreement with Mr. Marshall Faulk dated April 3, 2017. µ
10.47	Promissory Note dated April 5, 2017 to Robert J. Dailey in the principal amount of $150,000.
10.48	Securities Purchase Agreement and Warrant dated May 1, 2017 with Ira Gaines. µ
10.49	Distribution Agreement with TNI BioTech International Ltd. and Omaera Pharmaceuticals Ltd. Dated August 22, 2017.
10.50	Settlement and mutual release agreement dated October 12, 2017 with Phoenix Fund Management, LLC and Far East Holdings, LLC. µ
10.51	Securities Purchase Agreement dated October 25, 2017 with Iliad Research and Trading, L.P. µ
10.52	Iliad Research and Trading (i) promissory note and (ii) warrant dated October 25, 2017. µ

68 | P a g e

10.53	Independent Corporate Development and Consulting Agreement with CSJ Group, LLC, and Advanced BioStrategies, Inc. dated December 5, 2017. µ
10.54	Independent Corporate Development and Legal Advising Agreement with CSJ and August Strategic & Legal Advisors, Inc. dated December 6, 2017 µ
10.55	Loan agreement and promissory note with Joel Yanowitz, dated January 9, 2018, for $50,000 (filed as Exhibit 10.23 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).
10.56	Loan agreement and promissory note with Rogoff Family Trust, dated February 13, 2018, for $50,000 (filed as Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).
10.57	Amended and restated License Agreement with Cytocom, Inc. dated May 1, 2018 (filed as Exhibit 10.1 to our Current Report dated June 4, 2018, and incorporated herein by reference).
10.58	Stock Purchase Agreement with Cytocom, Inc. dated June 4, 2018 (filed as Exhibit 10.2 to our Report on Form 8-K dated June 4, 2018, and incorporated herein by reference).
10.59	Promissory Note dated February 27, 2019 to Phoenix Group in the principal amount of $231,478.39.
10.60	Second Amendment to License Agreement with Cytocom Inc., effective December 31, 2018 and signed April 8, 2019.∞
10.61	Employment Agreement with Michael Handley dated September 20, 2019 (Filed as Exhibit 10.1 to our Current Report on Form 8-K on September 25, 2019, and incorporated herein by reference.).
10.62	License Agreement dated January 15, 2020 with Forte Biotechnology Int’l. Corp. ∞
10.63	Letter of Intent dated March 17, 2020 with Cytocom, Inc., setting forth the preliminary terms and conditions of a potential collaboration agreement for the development of Lodonal™ and IRT-101 for use against COVID-19 (Filed as Exhibit 10.1 to our Current Report on Form 8-K on March 20, 2020, and incorporated herein by reference.).
10.64	Convertible Promissory Note dated March 30, 2020 to Redstart Holdings Corp. in the principal amount of $53,000. ∞
10.65	PRC Amendment to The Second Amendment to the License Agreement effective December 31, 2018 with Cytocom, Inc. and signed May 12, 2020. ∞
21.1	List of Subsidiaries µ
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002 µ
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002 µ
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 µ

*	filed with the Form 10 Registration Statement filed with the SEC on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
#	filed with the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
+	filed with the Amendment No. 2 to the Form 10 Registration Statement filed with the SEC on July 18, 2013 and incorporated herein by reference.
^	filed with the Amendment No. 3 to the Form 10 Registration Statement filed with the SEC on August 23, 2013 and incorporated herein by reference.
?	filed with the Amendment No. 4 to the Form 10 Registration Statement filed with the SEC on September 25, 2013 and incorporated herein by reference.
Î	filed with the Amendment No. 5 to the Form 10 Registration Statement filed with the SEC on October 11, 2013 and incorporated herein by reference.
†	Portions of this exhibit have been redacted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.
>	Filed with the Amendment No. 6 to the Form 10 Registration Statement filed with the SEC on November 21, 2013 and incorporated hereby by reference.
R	Filed with the Amendment No. 7 to the Form 10 Registration Statement filed with the SEC on January 22, 2015 and incorporated hereby by reference.
µ	Filed with Form 10-K for the year ended December 31, 2018.
∞	Filed with Form 10-K for the year ended December 31, 2019.

69 | P a g e

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immune Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immune Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

May 14, 2020

We have served as the Company’s auditor since 2012.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	December 31, 2019	December 31, 2018
ASSETS

Current Assets:
Cash	$4,925	$5,859
Inventories	-	82,801
Total current assets	4,925	88,660

Fixed Assets:
Computer equipment, net of accumulated depreciation of $12,522 and $10,447 respectively	691	2,766
Deposits	200	200

Total assets	$5,816	$91,626

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,655,949	$2,065,476
Accrued liabilities	4,694,988	3,039,710
Net payables due to Cytocom	-	262,645
Notes payable, net of debt discount	5,545,371	5,187,727
Derivative liability	798,126	786,706
Total current liabilities	13,694,437	11,342,264

Total liabilities	13,694,437	11,342,264

Commitments and Contingencies (Note 12)

Stockholders’ Deficit:
Common stock – par value $0.0001; 500,000,000 shares authorized; 457,578 and 434,323 shares issued and outstanding respectively	46	44
Additional paid in capital	370,908,099	369,924,426
Stock issuances due	10,303	35,303
Accumulated deficit	(384,607,069)	(381,210,411)

Total stockholders’ deficit	(13,688,621)	(11,250,638)
Total liabilities and stockholders’ deficit	$5,816	$91,626

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Revenues, net	$-	$113,500
Cost of products sold	-	47,673
Gross profit	-	65,827

Operating expenses:
Selling, general and administrative	2,368,474	3,232,323
Research and development expense	336,110	144,099
Stock issued for services general and administrative	131,390	772,495
Depreciation and amortization expense	2,074	1,733
Total operating expenses	2,838,048	4,150,650

Loss from operations	(2,838,048)	(4,084,823)

Other expense:
Interest expense	(894,173)	(1,183,196)
Loss (Gain) on valuation of derivative	(46,745)	494,445
Loss on settlement of debt	-	(684,768)
Recovery of amount due from Cytocom	382,308
Loss on deconsolidation	-	(2,791,172)
Loss from equity method investment	-	(376,196)
Total other expense	(558,610)	(4,540,887)
Net loss	$(3,396,658)	$(8,625,710)
Net loss attributable to non-controlling interest	-	(450,382)
Net loss attributable to common stockholders	(3,396,658)	(8,175,228)

Basic loss per share attributed to common stockholders	$(7.59)	$(19.03)

Weighted average number of shares outstanding	447,530	429,662

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional Paid-in	Stock To Be	Prepaid	Accumulated	Non-Controlling
	Shares	Amount	Capital	Issued	Services	Deficit	Interest	Total

Balance December 31, 2017	386,782	$39	$366,663,784	$103,226	$(226,667)	$(373,035,183)	$(4,608,585)	$(11,103,386)

Issuance of common stock for prepaid services	16,989	2	613,749	(67,923)	-	-	-	545,828

Amortization of prepaid services	-	-	-	-	226,667	-	-	226,667

Issuance of common stock for interest expense	200	1	9,100	-	-	-	-	9,101

Issuance of common stock in exchange for debt	30,351	3	671,584	-	-	-	-	671,587

Issuance of Cytocom common stock for cash and exercise of warrants	-	-	240,500	-	-	-	-	240,500

Issuance and modification of common stock warrants	-	-	1,725,708	-	-	-	-	1,725,708

Deconsolidation of Cytocom	-	-	-	-	-	-	5,058,967	5,058,967

Net loss	-	-	-	-	-	(8,175,228)	(450,382)	(8,625,610)

Balance December 31, 2018	434,323	$44	$369,924,426	$35,303	$-	$(381,210,411)	$-	$(11,250,638)

Issuance of common stock for services	3,000	-	145,000	(25,000)	-	-	-	120,000

Issuance of warrants in connection with debt agreement	-	-	73,000	-	-	-	-	73,000

Issuance of common stock in exchange for debt	18,255	2	62,433	-	-	-	-	62,435

Issuance of common stock to board members	2,000	-	11,390	-	-	-	-	11,390

Extinguishment of debt assumed by related party	-	-	691,850	-	-	-	-	691,850

Net Loss	-	-	-	-	-	(3,396,658)	-	(3,396,658)

Balance, December 31, 2019	457,578	$46	$370,908,099	$10,303	$-	$(384,607,069)	$-	$(13,688,621)

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss including non-controlling interest	$(3,396,658)	$(8,625,610)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	2,074	1,734
Stock issued for services	131,390	710,150
Amortization of stock issued for prepaid services	-	226,667
Loss (Gain) on derivative	46,745	(494,445)
Loss on settlement of debt and accounts payable	-	684,668
Interest accrued on debt	26,019	-
Stock issued for loan expenses and interest	-	9,000
Loss on deconsolidation	-	2,791,172
Loss on equity method	-	376,196
Recovery of amount due from Cytocom	(382,308)	-
Amortization of debt discount	222,257	420,747
Expenses paid by lenders	-	305,005
Penalties related to note default	-	90,123
Changes in operating assets and liabilities:
Inventory	82,801	95,297
Accrued liabilities	2,252,127	1,698,231
Due to Cytocom	119,668	-
Accounts payable	894,951	341,562

Net cash used in operating activities	(934)	(1,369,503)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(1,971)
Net cash used in investing activities	-	(1,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	240,500
Proceeds from notes payable	-	859,470
Due from Cytocom	-	(152,355)
Due to Cytocom	-	415,000
Repayment of notes payable	-	-
Net cash provided by financing activities	-	1,362,615

Decrease in cash	(934)	(8,859)
Cash and cash equivalents, beginning of year	5,859	14,718
Cash and cash equivalents, end of year	$4,925	$5,859

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	2019		2018

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest		$16,000	$59,551

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable, accrued liabilities and accounts payable to common stock		$27,110	$792,574
Debt settled and reclassed to accrued expenses		$35,325	$243,199
Reclassification from accounts payable to notes payable		$304,478	$-
Notes Payable and accrued interest assumed by related party		$691,850	$-
Debt discounts on notes payable and warrants		$73,000	$243,000
Transfer from accounts payable to notes payable	$		$345,321
Notes payable for expenses paid by lender		$-	$150,505
Non-cash additions to notes payable	$		$538,123

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

At December 31, 2019, the Company’s equity interest in Cytocom stood at 14.6% of Cytocom’s issued and outstanding common stock. The Company’s policies with respect to accounting for its equity interest in Cytocom is described in Note 2 to the “Notes to the Condensed Consolidated Financial Statements” below (“Summary of Significant Accounting Policies: Non-Controlling Interest in Consolidated Subsidiaries”).

At present, the Company is a late development-stage biopharmaceutical company focused on the licensing, development and commercialization of innovative prescription medications for humans in Africa, Central and South America, the Caribbean and China (hereinafter referred to as “Emerging Markets”) and worldwide for animals and companion pet therapeutics. As the Company does not FDA approval, it is not permitted to market its licensed products in the United States.

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at December 31, 2019 was not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss attributable to common shareholders of $3,396,658 and used cash and cash equivalents for operations in the amount of $934 during the year ended December 31, 2019, and had a stockholders’ deficit of $13,688,621 at December 31, 2019.

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

Non-Controlling Interest in Consolidated Subsidiaries

Prior to May 1, 2018, the Company consolidated Cytocom. On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Cytocom, Inc., in accordance with which the Company no longer has any ongoing obligations to pay for costs in connection with the assets of Cytocom. On June 4, 2018, the Company and Cytocom entered into a Stock Purchase Agreement (the “Stock Agreement”). Pursuant to the Stock Agreement, the Company cancelled approximately $4,000,000 of debt owed to it by Cytocom in exchange for ten percent (10%) of the issued and outstanding common stock of Cytocom, as calculated on a fully diluted basis on June 4, 2018. At December 31, 2019, the Company’s equity interest in Cytocom stood at 14.6% of Cytocom’s common stock issued and outstanding. The Company deconsolidated Cytocom as of May 1, 2018, and accounts for its retained interest in Cytocom under the equity method of accounting, with the Company’s share of Cytocom’s earnings recorded in “loss from equity method investment” in the consolidated statements of operations. As the balance of the Company’s investment in Cytocom has been $0 since December 31, 2018, no losses have been recognized during the year ended December 31, 2019.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. At December 31, 2019 we had no leases to which the standard applies. Accordingly, the standard had no material impact on our results of operations in 2019.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2019, the Company has no cash balances in excess of insured limits.

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

Derivative Financial Instruments

FASB ASC 815, Fair Value Measurements requires bifurcation of certain embedded derivative instruments in certain debt or equity instruments, and measurement at their fair value for accounting purposes. A holder redemption feature embedded in the Company’s note payable requires bifurcation from its host instrument and is accounted for as a freestanding derivative.

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

Inventory as of December 31, 2019 was valued at $0, a decrease of $82,801 or 100% from the inventory balance at the end of 2018, as the inventory was deemed obsolete during June of 2019, and written off as a component of selling, general and administrative expense.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the years ended December 31, 2019 and December 31, 2018 was $2,074 and $1,733, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2019 and 2018, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2019, and 2018, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	Year Ended December 31,
	2019	2018
Common Stock Purchase Warrants	4,187,579	281,251
Convertible Debt	168,160	180,603

Recent Accounting Standards

During the year ended December 31, 2019, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Fixed Assets

	December 31,
	2019	2018
Fixed assets:
Computer equipment	$13,213	$13,213

Less accumulated depreciation	(12,522)	(10,447)

Fixed assets, net	$691	$2,766

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

While the Company formalized the agreement to deconsolidate on May 1, 2018, Cato Research Ltd and Penn State University, both vendors of the Company, did not consent to assign the payables to Cytocom. As such, on December 31, 2019, the Company had outstanding accounts payable balances of $409,390 and $377,774 due to Cato Research Ltd and Penn State University, respectively.

Additionally, the Company reached a settlement with Cytocom to recover the net payable balance outstanding of $382,308 at December 31, 2019. The Company recorded a gain on the settlement of that amount.

On May 1, 2018, the Company recorded an equity method investment in Cytocom of $1,189, the par value of Cytocom common stock multiplied by the number of shares owned by the Company, due to the negative equity associated with Cytocom’s underlying financial position. As a result of the continuing losses in Cytocom, the balance of this investment is currently $0.

5. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2019	2018
Accrued payroll to officers and others	3,610,810	2,010,570
Accrued interest and penalties - notes payable	899,904	877,571
Estimated legal settlements	136,057	136,057
Other accrued liabilities	48,217	15,512

Total accrued expenses and other liabilities	$4,694,988	$3,039,710

6. Notes Payable

Notes payable consist of the following:

	December 31, 2019	December 31, 2018
Promissory note issued July 29, 2014 to Ira Gaines. In 2016, the maturity date on the note was extended to December 1, 2017. The note earned interest at a rate of 18% per annum. The Company settled this note with a new note in the same amount on October 1, 2019.	$-	$100,000

Promissory notes issued between November 26, 2014 and December 31, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. These notes were in default at December 31, 2019, as the Company was unable to pay installments on their due dates.	286,000	286,000

Promissory notes issued between May 1, 2015 and December 31, 2016 and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $675,994 earn interest at rates between 2% and 10% per annum. One loan, in the amount of $100,000, interest was payable in a fixed amount not tied to a specific interest rate. However, this note was extinguished and reassigned to a related party during the year ended December 31, 2019. The Company was unable to repay the remaining notes at maturity and at December 31, 2019 these notes were in default.	625,994	725,994

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and at December 31, 2019 the note was in default.	97,737	97,737

Promissory notes issued between July 1, 2016 and December 31, 2016. Lenders earn interest at 2% per annum. The notes mature on December 31, 2017, and at December 31, 2019 the notes were in default.	206,000	206,000

Promissory notes aggregating $1,350,000 issued in the fourth quarter 2016. The notes accrue interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. As December 31, 2019, the notes were in default.	1,354,000	1,354,000

Promissory notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and September 30, 2018. At December 31, 2019, the notes were in default.	500,000	500,000

Promissory notes issued January 25, 2017. The lenders earn interest at 7% per month. The notes matured on July 5, 2017, and at December 31, 2019 the notes were in default. The Company settled this note with a new note in the same amount on October 1, 2019.	-	50,000

Promissory notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between April 3, 2018 and May 31, 2018. At December 31, 2019, the notes were in default.	300,000	300,000

Promissory notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and December 31, 2018. At December 31, 2019, the notes were in default.	191,800	191,800

Promissory note for $425,000 issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the holder an option to convert the note to stock using the lowest value of the Company’s common stock 25 days prior to the conversion. In 2018, The defaults also resulted in certain penalties, as a result of which the principal amount of the note outstanding at December 31, 2019 had increased to $454,032. $49,943 of accrued interest owed on the note has been converted to stock. The Company has accrued a $798,126 derivative liability for the remaining conversion right.	454,032	455,122

Promissory notes aggregating $105,500 issued in the fourth quarter of 2017. The notes accrue interest at 2% per annum. At December 31, 2019, the notes were in default.	105,500	105,500

Promissory notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019. At December 31, 2019, the notes were in default.	47,975	47,975

Promissory notes aggregating $125,000 issued in the first quarter of 2018. The notes accrue interest between 2% and 12% per annum and mature between April 2018 and June 2018. These notes include warrants between 5,000 and 20,000 shares with an exercise price of $0.5. At December 31, 2019 the notes were in default	125,000	125,000

Promissory notes aggregating $65,000 issued in the second quarter of 2018. The notes accrue interest between 2% per annum and mature between July 2018 and October 2018. These notes include warrants between 1,000 and 5,000 shares with an exercise price of $5. At December 31, 2019 the notes were in default	65,000	65,000

Promissory notes aggregating $198,000 issued in the third quarter of 2018. The notes accrue interest at 2% per annum and mature between November 2018 and January 2019. These notes include warrants between 600 and 5,000 shares with an exercise price of $5. At December 31, 2019, the notes were in default.	198,000	193,000

Promissory notes aggregating $533,855 issued in the fourth quarter of 2018. The notes accrue interest from 2% to 3.5% per annum and mature between February 2019 and December 2019. These notes include warrants between 200 and 39,500 shares with an exercise price of $5 to $40. At December 31, 2019, the note was in default.	533,855	533,855

Promissory note for $23,000 issued in the first quarter of 2019. The note accrues interest at 2% per annum and matures during July 2019. The note includes warrants for 4,600 shares with an exercise price of $5. At December 31, 2019, the note was in default.	23,000	-

Promissory note for $231,478 issued in the first quarter of 2019. The note accrues interest at 6% per annum and matured in February 2020. As of the date of this filing, this note is in default.	231,478	-

Promissory notes aggregating $50,000 issued in the second quarter of 2019. The notes accrue interest at 2% per annum and mature between July and September 2019. These notes include warrants for 10,000 shares with an exercise price of $5. At December 31, 2019, the notes were in default.	50,000	-

Promissory note in the amount of $150,000 issued on October 1, 2019 for the settlement of outstanding debt in the same amount. The note accrues interest at 15% per annum, with $1,875 due in monthly interest payments. and matures on April 30, 2021.	150,000	-

Less: Original issue discount on notes payable and warrants issued with notes.	-	(149,256)

Total	$5,545,371	$5,187,727

As of December 31, 2019, the Company had accrued $899,904 in unpaid interest and default penalties. During the year ended December 31, 2019, 18,255 shares with a fair value of $78,500 were issued by the Company for settlement of promissory notes totaling $62,435.

As of December 31, 2018, the Company had accrued $877,571 in unpaid interest and default penalties. During the year ended December 31, 2018, 30,351 shares with a fair value of $318,182 were issued by the Company for settlement of promissory notes totaling $175,000.

The Company settled a note of $100,000 with accrued interest and penalties in the amount of $596,850 during the yearend December 31, 2019, by assigning them to a related party. In accordance with ASC 470-50-40-2, the extinguishment transactions between related entities may be in essence capital transactions. Therefore, when related parties are involved, recognition of the difference between the retired debt’s reacquisition price and carrying amount as either a gain or loss may not be appropriate. As such, no gain on the extinguishment of the transaction was recorded.

7. Derivative Liability

As of December 31, 2019, and December 31, 2018, the fair value of the outstanding derivative liability was $798,126 and $786,706 respectively. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the year ended December 31, 2019:

Year End December 31, 2019
Volatility	165.62%
Risk-free interest rate	1.96%
Expected dividends	-%
Expected term	1 year

The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of December 31, 2019:

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3
Assets
Total assets	-	-	-
Liabilities
Conversion option derivative liability	-	-	798,126

Total liabilities	$-	$-	$798,126

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3)
Beginning balance	$786,706
Settlement of liability	-
Change in fair value	46,745
Partial settlements of liability	(35,325)
Ending balance	$798,126

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

As of December 31, 2019, and 2018, the Company was authorized to issue 500,000,000 common shares at a par value of $0.0001 per share.

As of December 31, 2019, the Company had 457,578 shares of common stock outstanding and 434,323 outstanding as of December 31, 2018.

Stock Warrants

In 2019, the Company issued 14,600 warrants upon the issuance of debt, exercisable into one share of common stock of the Company for each warrant at prices of $5.00 per share. The warrants expire between March and May of 2024.

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

During 2019, there were no modifications of the terms of any warrants issued by the Company.

Following is a summary of outstanding stock warrants at December 31, 2019:

	Number of Shares	Exercise Price Per Share	Weighted Average Price

Warrants as of December 31, 2017	84,287	$10-15,000	$330

Issued in 2018	4,122,833	$10-3,740	$110

Expired and forfeited in 2018	6,500	$15,000	$1,450

Exercised in 2018	-	$-	$-

Warrants as of December 31, 2018	4,200,620	$0.05-3,740	$90

Issued in 2019	14,600	$5	$5

Expired and forfeited in 2019	27,641	$50-3,740	$536

Exercised in 2019	-	$-	$-

Warrants as of December 31, 2019	4,187,579	$0.05-500	$2.43

Summary of outstanding warrants as of December 31, 2019:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Second Quarter 2020	300	$500	0.50
Fourth Quarter 2020	1,000	$200	1.00
First Quarter 2021	12,600	$200	1.25
Second Quarter 2021	5,812	$14-200	1.50
Third Quarter 2021	5,167	$30-200	1.75
Fourth Quarter 2021	300	$100	2.00
First Quarter 2022	150	$200	2.25
Second Quarter 2022	1,750	$150	2.50
Third Quarter 2022	2,650	$50-100	2.75
Fourth Quarter 2022	9,811	$80-290	3.00
First Quarter 2023	9,000	$5-40	3.25
Second Quarter 2023	15,000	$5-200	3.50
Third Quarter 2023	76,700	$5-100	3.75
Fourth Quarter 2023	3,970,743	$0.05-20	4.00
First Quarter 2024	36,600	$5	4.25
Second Quarter 2024	8,000	$5	4.50
Third Quarter 2028	3,000	$70	8.75
Second Quarter 2032	28,995	$10-70	12.50
	4,187,579	$0.05-500

9. Stock Compensation

Shares Issued for Services

During the years ended December 31, 2019 and 2018, the Company issued 0 and 16,999 shares of common stock respectively for consulting fees. The Company valued these shares based upon the fair value of the common stock at the dates of the agreements. The consulting fees are amortized over the contract periods which are typically between 12 and 24 months. The amortization of prepaid services totaled 0 and $226,667 for the years ended December 31, 2019 and 2018, respectively.

10. Income Taxes - Results of Operations

There was no income tax expense reflected in the results of operations for the years ended December 31, 2019 and 2018 because the Company incurred a net loss in both years.

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

Deferred tax assets:

	2019	2018

Net operating losses	$20,346,000	$19,671,000
Stock based compensation	39,284,000	39,256,000
Amortization, depreciation, and impairment	4,178,000	4,178,000
Capitalization of start-up costs for tax purposes	1,145,000	1,145,000
Gain/(loss) on conversion of debt	713,000	713,000
Total deferred tax assets	65,666,000	64,963,000

Valuation allowance	(65,666,000)	(64,963,000)

Total deferred tax assets, net	$-	$-

The Company has recognized no tax benefit for the losses generated for the periods through December 31, 2019. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

As of December 31, 2019, we have estimated federal and state income tax net operating loss (“NOL”) carry-forwards of approximately $97,069,000, which will expire in 2032-2037.

	2019		2018
	Amount	Percent	Amount	Percent
Benefits for income tax at federal statutory rate	$713,000	21%	$1,811,000	21%
Permanent differences	10,000		(2,000)
Increase (decrease) in valuation allowance	(703,000)	(21)%	(1,809,000)	(21)%
Income tax expense (benefit) at Company’s effective tax rate	$-	-%	$-	-%

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

On April 18, 2018, AHAR Pharma transferred its rights under the Distribution Agreement to Fidson Healthcare Plc (“Fidson”), and Fidson signed an exclusive distribution agreement with the Company to distribute Lodonal™. There were no shipments under this agreement during the year ended December 31, 2019. There were also no discussions with Fidson regarding the Distribution Agreement in 2019.

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

Operating Leases

At December 31, 2019, the Company was a party to an agreement to a short-term lease office space in Orlando, Florida. Rental expense for the years ended December 31, 2019 and 2018 was $12,661 and $11,775 respectively.

13. Related Party Transactions

Michael Handley, the Company’s Chief Executive Officer until May 1, 2020, was entitled to receive compensation of $120,000 for the year ended December 31, 2019. Mr. Handley has unpaid cash compensation of $120,000, at December 31, 2019, which is included in accrued expenses.

Noreen Griffin, the Company’s former Chief Executive Officer, was entitled to receive compensation of $377,960 and $355,594, respectively, for the years ended December 31, 2019 and 2018. Mrs. Griffin has unpaid cash compensation of $1,962,464 and $1,584,504, at December 31, 2019 and 2018, respectively, which is included in accrued expenses. There was an additional $48,217 due to Mrs. Griffin at December 31, 2019.

Robert Wilson, the son of Noreen Griffin, the Company’s former Chief Executive Officer, is employed by the Company. Mr. Wilson was entitled to receive compensation of $120,000 for each of the years ended December 31, 2019 and 2018. No cash compensation was paid to Mr. Wilson in 2019 (in 2018, he received payments totaling $70,000). Mr. Wilson has unpaid cash compensation of $190,000 and $70,000, at December 31, 2019 and 2018, respectively, which is included in accrued expenses. In 2018, Mr. Wilson received 500,000 stock options, with a fair value of $24,998.

Kelly O’Brien Wilson, the daughter-in-law of Noreen Griffin, the Company’s former Chief Executive Officer, is employed by the Company. Ms. Wilson was entitled to receive compensation of $163,390 for each of the years ended December 31, 2019 and 2018. No cash compensation was paid to Ms. Wilson in 2019 (in 2018, she received payments totaling $136,158). Ms. Wilson has unpaid cash compensation of $258,701 and $95,311, at December 31, 2019 and 2018, respectively, which is included in accrued expenses. In 2018, Ms. Wilson received 1,200,000 stock options, with a fair value of $59,995.

Peter Aronstam, the Company’s Chief Financial Officer, was entitled to receive compensation of $60,000 for the years ended December 31, 2019 and 2018. Mr. Aronstam has unpaid cash compensation of $71,000 and $36,000, at December 31, 2019 and 2018, respectively, which is included in accounts payable.

Dr. Clifford Selsky, who served on the board of directors until May 4, 2020, was entitled to receive compensation of $5,000 a month. Dr. Selsky has unpaid cash compensation of $230,000 and $60,000, at December 31, 2019 and 2018, respectively, which is included in accounts payable.

Kevin Phelps, who serves on the board of directors, is entitled to receive compensation of $5,000 a month. Mr. Phelps has unpaid cash compensation of $65,000 and $10,000 at December 31, 2019 and 2018, respectively, which is included in accounts payable.

Michael Sander, who serves on the board of directors, is entitled to receive compensation of $5,000 a month. Mr. Sander has unpaid cash compensation of $10,000 and $0, at December 31, 2019 and 2018, respectively, which is included in accounts payable.

In 2019, Dr. Roscoe Moore, the chairman of the board of directors, also served as a senior advisor to the Company under an Independent Senior Advisor Agreement. As compensation for his services in that role, Dr. Moore is to be paid a monthly fee of $1,500. During the year ended December 31, 2018, Moore also received 1,875,000 shares of common stock for these services (with a fair value of $37,500). Dr. Moore had accrued compensation of $95,250 and $24,500 at December 31, 2019 and 2018, which is included in accounts payable. Dr. Moore had a note payable with a balance of $25,000 at December 31, 2019.

Edward Teraskiewicz, who served on the board of directors until October 31, 2019, was entitled to receive compensation of $5,000 a month. Mr. Teraskiewicz has unpaid cash compensation of $114,643 and $45,000, at December 31, 2019 and 2018, respectively, which is included in accounts payable.

Jack Brewer, who served on the board of directors, was entitled to receive compensation of $5,000 a month. Mr. Brewer has unpaid cash compensation of $60,000 and $20,000, at December 31, 2019 and 2018, respectively, which is included in accounts payable.

At December 31, 2019 and 2018, the Company had a payable of $36,000, to Brewer and Associates Consulting LLC, a consulting firm owned by Jack Brewer, for services rendered in prior periods.

In 2019, the Company issued a note payable for $40,000 to Raster Investments, Inc. a trust related to Edward Teraskiewicz. The notes bear interest at a rate of 2% per annum. In 2018, the Company issued two notes payable aggregating $210,000 to Raster Investments, Inc. for services performed by Mr. Teraskiewicz for the Company ($150,000) in 2018 and to repay other liabilities ($60,000). The notes bear interest at a rate of 2% per annum and as of December 31, 2019, was in default.

In 2019, the Company issued a note payable for $23,000 to Global Reverb, Corp. a company on which Noreen Griffin serves as a director. The notes bear interest at a rate of 2% per annum and as of December 31, 2019, was in default.

14. Subsequent Events

Between January 1, 2020 and May 14, 2020, the Company issued no shares of its common stock.

As of May 14, 2020, the Company had outstanding 457,578 shares of common stock.

On October 25, 2019, the Company closed voting by written consent as detailed in its Proxy Statement on form 14A, filed September 5, 2019 pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (“Proxy Statement”). The Proxy Statement disclosed actions for which the Company was soliciting written consent, including consent to effect a reverse stock split of the Company’s issued and outstanding, but not authorized, common stock (the “Reverse Split”) at a ratio of 1,000-to-1. The Company’s shareholders approved the Reverse Split. The implementation of the shareholder approval is subject to approval by the Financial Industry Regulatory Authority (“FINRA”). As of May 14, 2020, the Company had not yet received the approval from FINRA. The financial statements accompanying this Form 10-K are presented on the basis of the implementation of the shareholder consent.

On February 2, 2020, the Company amended its by-laws to increase its authorized common stock to 750,000,000 shares.

On February 27, 2020, the Company approved and entered into a license agreement (the “License Agreement”) with Forte Biotechnology International Corp. (“Forte”). Under the License Agreement, the Company granted Forte an exclusive license to develop and commercialize pharmaceutical products consisting of Lodonal and MENK for use in veterinary applications for all indications world-wide. As consideration for the license, Forte has agreed to make certain payments to the Company as follows:

●	Initial License Fee of $3,740,746, payable by the assumption by Forte by no later than May 16, 2020 of certain Notes Payable issued by the Company in that amount.
●	Development Milestone Payments. Upon the occurrence of the below-described events, the following one-time, non-creditable, non-refundable milestone payments:

Event	Milestone Payment*
Successful MUMS Designation	$100,000
Successful Conditional Approval	$100,000

●	Commercial Milestone Payments. Upon reaching the mutually agreed aggregate net sales, Forte will pay one-time, non-creditable, non-refundable milestone payments to be negotiated and addressed in a separate Amendment later.
●	Royalties. Forte will pay, during the royalty term (generally 15 years from the first sale of a product in a country), royalties on annual net sales as follows:

Annual Sales of Royalty Qualifying Licensed Products	Royalty Rate
<$500,000,000	2%
500,000,000 to < $1,000,000,000	4%
> $1,000,000,000)	6%

On March 30, 2020, the Company issued a Convertible Promissory Note (the “Note”) to Redstart Holdings Corp. (“Redstart”) in the principal amount of $53,000. The Note matures on March 30, 2021, and bears interest at the rate of 12% per annum. Any amount of the Note not repaid at maturity, will bear interest at the rate of 22% per annum.

Redstart will have the right, at any time during the period beginning 180 days following the date of the Note and ending the later of the maturity date or the date of payment of the default amount, to convert all or any part of the outstanding and unpaid amount of the Note into shares of the Company’s common stock. The conversion price will be equal to 61% multiplied by the lowest trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. The Company has agreed to reserve from its authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of the Note. The Company is also required at all times to have authorized and reserved six times the number of shares that would be issuable upon full conversion of the Note (initially 96,539,162 shares).

On April 29, 2020, Mr. Michael Handley, director, president and CEO of the Company tendered his resignation in a letter to the Company’s Board, which was formally accepted on April 30, 2020. Mr. Handley will remain in the leadership of the Company’s non-public affiliates, Cytocom, Inc. and Forte Biotechnology Intl. Corp. The Company’s Board appointed director Kevin J. Phelps as interim president and CEO.

On May 4, 2020, Director Clifford Selsky submitted his resignation to the Board. Dr. Selsky had been unable to participate in recent Board meetings and anticipates this to continue during the current corporate and leadership transition, due to the demands of his pediatric medical practice during the COVID-19 pandemic.

On May 13, 2020, the Company and Cytocom entered into Amendment to The Second Amendment to The License Agreement (“Third Amendment”) to their Second Amendment to The License Agreement that is effective December 31, 2018. The Third Amendment made changes to the lists of liabilities that were assigned by the Company to Cytocom on the effective date. Simultaneously with the Third Amendment, the companies signed a PRC Amendment to The Second Amendment to The License Agreement, in which they confirmed that the term “the Republic of China” in the Second Amendment means the People’s Republic of China and not The Republic of China, also known as Taiwan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: May 14, 2020	By:	/s/ Kevin Phelps
	Name:	Kevin Phelps
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Aronstam
	Name:	Peter Aronstam
	Title:	Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Dr. Roscoe Moore	Director	May 14, 2019
Roscoe Moore

Michael Sander	Director	May 14, 2019
Michael Sander

70 | P a g e