Form 10-Q
period 2020-03-31
Immune Therapeutics, Inc.
filed 2020-06-30
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________

Commission File Number 000-54933

IMMUNE THERAPEUTICS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3226705
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2431 Aloma Ave., Suite 124, Winter Park, FL 32792

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

As of June 29, 2020, there were 457,578 shares of Common Stock outstanding.

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

We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1 billion or more in annual gross revenues; (ii) the end of fiscal year 2020; (iii) our issuance, in a three year period, of more than $1 billion in non-convertible debt; and (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million on the last business day of our second fiscal quarter.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS

Current Assets:
Cash	$6,153	4,925
Total current assets	6,153	4,925

Fixed Assets:
Computer equipment, net of accumulated depreciation of $12,682 and 12,522 respectively	531	691
Deposits	202	200

Total assets	$6,886	5,816

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,753,243	2,655,949
Accrued liabilities	5,033,358	4,646,771
Net payables due to related parties	46,899	48,217
Notes payable, net of debt discount	5,545,371	5,545,371
Derivative liability	1,109,509	798,126
Total current liabilities	14,488,380	13,694,437

Total liabilities	14,488,380	13,694,437

Commitments and Contingencies (Note 12)

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 shares authorized; 457,578 and 457,578 shares issued and outstanding respectively	46	46
Additional paid in capital	370,908,099	370,908,099
Stock issuances due	10,303	10,303
Accumulated deficit	(385,399,942)	(384,607,069)

Total stockholders’ deficit	(14,481,494)	(13,688,621)
Total liabilities and stockholders’ deficit	$6,886	5,816

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months ended
	March 31, 2020	March 31, 2019
Operating expenses:
Selling, general and administrative	$363,637	$486,585
Research and development expense	31,509	-
Stock issued for services G&A	-	120,000
Depreciation and amortization expense	159	387
Total operating expenses	(395,305)	(606,972)

Loss from operations	(395,305)	(606,972)

Other income (expense):
Interest expense	(86,185)	(115,209)
Gain (Loss) on Derivative Liability Revaluation	(311,383)	12,772
Total other income (expense)	(397,568)	(102,437
Net loss	$(792,873)	$(709,409)

Net loss attributable to common shareholders	(792,873)	(709,409)
Basic loss per share to common shareholders	$(1.73)	$(1.58)
Weighted average number of shares outstanding	457,578	447,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIODS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Prepaid	Accumulated	Non- Controlling
	Shares	Amount	Capital	Issued	Services	Deficit	Interest	Total
Balance December 31, 2018	434,322,574	$43,433	$369,881,037	$35,303	$-	$(381,210,411)	$-	$(11,250,638)

Issuance of common stock for prepaid services	3,000,000	300	119,700	-	-	-	-	120,000

Issuance of warrants in connection with debt agreement	-	-	23,000	-	-	-	-	23,000

Issuance of common stock in exchange for debt	18,255,225	1,825	60,609	-	-	-	-	62,434

Net loss	-	-	-	-	-	(709,409)	-	(709,409)

Balance March 31, 2019	455,577,799	$45,558	$370,084,346	$35,303	$-	$(381,919,820)	$-	$(11,754,613)

Balance, December 31, 2019	457,578	$46	$370,908,099	$10,303	$-	(384,607,069)	$-	$(13,688,621)

Net loss	-	-	-	-	-	(792,873)	-	(792,873)

Balance March 31, 2020	457,578	$46	$370,908,099	$10,303	$-	$(385,399,942)	$-	$(14,481,494)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(792,873)	$(709,409)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	159	387
Amortization of debt discount	-	61,271
Stock issued for services	-	120,000
Change in value of derivative	311,383	(12,772)

Changes in operating assets and liabilities:
Due to Cytocom Inc.	(1,318)	-
Interest accrued on debt	96,447	-
Accounts payable	97,292	210,933
Accrued liabilities	290,138	303,400

Net cash from/ (used in) operating activities	1,228	(171)

Net increase/(decrease) in cash and cash equivalents	1,228	(171)
Cash and cash equivalents at beginning of period	4,925	5,859
Cash and cash equivalents at end of period	$6,153	$5,688

	Three Months Ended,
	March 31, 2020	March 31, 2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$16,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITES:

Debt discounts on notes payable and warrants	$-	$23,000

Conversion of debt and accrued interest to common stock	$-	$27,100

Reclassification from notes payable to accounts payable	$-	$254,749

Debt settled and reclassified to accrued expenses	$-	$35,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

1. Organization and Description of Business

Immune Therapeutics, Inc. (the “Company”) was initially incorporated in Florida on December 2, 1993 as Resort Clubs International, Inc. (“Resort Clubs”). On November 10, 2004, Galliano International Ltd. merged with Resort Clubs; Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”). On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, it executed a share exchange agreement for the acquisition of all of the outstanding shares of TNI BioTech IP, Inc. In October 2014, the name was changed to Immune Therapeutics, Inc.

The Company initially focused on acquiring patents that would protect and advance the development of new uses of opioid-related immune therapies such as low dose naltrexone (“LDN”) and Methionine [Met5]-enkephalin (“MENK”) to stimulate and/or regulate the immune system to treat a variety of diseases. The Company believed that the therapies may be able to correct abnormalities or deficiencies in the immune system in diseases such as HIV infection, autoimmune disease, immune disorders, or cancer, all of which can lead to disease progression and life-threatening situations when the immune system is not functioning optimally.

In December 2013, the Company formed a subsidiary, Cytocom Inc. (“Cytocom”), to focus on conducting LDN and MENK clinical trials in the United States. In a series of licensing agreements between the Company and Cytocom entered into between 2014 and 2020, in return for an up-front payment, the transfer of certain Company notes payable and other liabilities to Cytocom, and the payment of royalties by Cytocom on future sales, the Company transferred rights to Cytocom to develop and sell LDN and MENK for treatment in humans in the United States and certain other developed economies. The Company retained the right to develop and sell the licensed products in Emerging Markets.

Under a May 2018 amendment to the licensing agreements, the royalty due from Cytocom was set at 1% of sales and the Company no longer had any ongoing obligations to pay for costs in connection with the assets of Cytocom. As a consequence of this amendment, the Company no longer consolidated the financial statements of Cytocom with its own statements. Under a December 2018 amendment, Cytocom became obligated to maintain Immune’s ownership at not less than 15.5% of Cytocom. At March 31, 2020, the Company’s equity interest in Cytocom stood at 14.5% of Cytocom’s issued and outstanding common stock.

On February 27, 2020, the Company entered into a license agreement (the “License Agreement”) with Forte Biotechnology International Corp. (“Forte”), which granted Forte an exclusive license to develop and commercialize pharmaceutical products consisting of Lodonal and MENK for use in veterinary applications for all indications world-wide. Forte is managed by Noreen Griffin, a former Chief Executive Officer of the Company.

At present, the Company is a late development-stage biopharmaceutical company focused on the licensing, development and commercialization of innovative prescription medications for humans in Africa, Central and South America, the Caribbean and China. The Company is not permitted to market its licensed products in the United States.

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at March 31, 2020 was not sufficient to meet the cash requirements to fund planned operations through for the next 12 months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss attributable to common shareholders of $792,873 during the three months ended March 31, 2020, resulting in stockholders’ deficit of $385,399,942 at that date.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2019 (including the notes thereto) set forth in Form 10- K.

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

The Company qualifies as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue for the year ended December 31, 2019. We are electing to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act.

Shares Issued and Outstanding

On October 25, 2019, the Company closed voting by written consent as detailed in its Proxy Statement on form 14A, filed September 5, 2019 pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (“Proxy Statement”). The Proxy Statement disclosed actions for which the Company was soliciting written consent, including consent to effect a reverse stock split of the Company’s issued and outstanding, but not authorized, common stock (the “Reverse Split”) at a ratio of 1,000-to-1. The Company’s shareholders approved the Reverse Split. The implementation of the shareholder approval is subject to approval by the Financial Industry Regulatory Authority (“FINRA”). In connection with our application to FINRA, on February 6, 2020, we filed Articles of Amendment to our Articles of Incorporation to effect the reverse stock split of our issued and outstanding, but not authorized, common stock at a ratio of 1 to 1,000. On March 12, 2020 we corrected a typographical error to reflect the proper ratio of 1 to 1,000 by the filing of Articles of Amendment to our Articles of Incorporation. Although we filed the Articles of Amendment at FINRA's instruction, on June 9, 2020, we were advised by FINRA that our 1 for 1,000 reverse stock split would not be processed. By not processing the reverse stock split, quotations for our common stock do not reflect the 1 for 1,000 reverse stock split, which occurred on February 6, 2020. The financial statements accompanying this Form 10-Q are presented on the basis of the implementation of the reverse stock split.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2020, the Company has no cash balances in excess of insured limits.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the quarters ended March 31, 2020 and March 31, 2019 was $159 and $387, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2020 and 2019, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2020, and 2019, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	At March 31,
	2020	2019
Common Stock Purchase Warrants	13,387,936	10,466,126
Convertible Debt	137,585	112,943

Recent Accounting Standards

During the quarter ended March 31, 2020, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	March 31, 2020	December 31, 2019
Accrued payroll	$3,850,950	$3,610,810
Accrued interest and penalties – notes payable	996,351	899,904
Estimated legal settlements	136,057	136,057
Other accrued liabilities	50,000	48,217

Total accrued expenses and other liabilities	$5,033,358	$4,694,988

4. Notes payable

Notes payable consist of the following:

	March 31, 2020	December 31, 2019
Promissory notes issued between November 26, 2014 and December 31, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. These notes were in default at March 31, 2020, as the Company was unable to pay installments on their due dates.	286,000	286,000

Promissory notes issued between May 1, 2015 and December 31, 2016 and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $675,994 earn interest at rates between 2% and 10% per annum. One loan, in the amount of $100,000, interest was payable in a fixed amount not tied to a specific interest rate. However, this note was extinguished and reassigned to a related party in 2019. The Company was unable to repay the remaining notes at maturity and at March 31, 2020 these notes were in default.	625,994	625,994

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and at March 31, 2020 the note was in default.	97,737	97,737

Promissory notes issued between July 1, 2016 and December 31, 2016. Lenders earn interest at 2% per annum. The notes mature on December 31, 2017, and at March 31, 2020 the notes were in default.	206,000	206,000

Promissory notes aggregating $1,350,000 issued in the fourth quarter 2016. The notes accrue interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. As March 31, 2020, the notes were in default.	1,354,000	1,354,000

Promissory notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and September 30, 2018. At March 31, 2020, the notes were in default.	500,000	500,000

Promissory notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between April 3, 2018 and May 31, 2018. At March 31, 2020, the notes were in default.	300,000	300,000

Promissory notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and December 31, 2018. At March 31, 2020, the notes were in default.	191,800	191,800

Promissory note for $425,000 issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the holder an option to convert the note to stock using the lowest value of the Company’s common stock 25 days prior to the conversion. In 2018, the defaults also resulted in certain penalties, as a result of which the principal amount of the note outstanding at March 31, 2020 had increased to $454,032. $49,943 of accrued interest owed on the note has been converted to stock. The Company has accrued a $1,109,509 derivative liability for the remaining conversion right.	454,032	454,032

Promissory notes aggregating $105,500 issued in the fourth quarter of 2017. The notes accrue interest at 2% per annum. At March 31, 2020, the notes were in default.	105,500	105,500

Promissory notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019. At March 31, 2020, the notes were in default.	47,975	47,975

Promissory notes aggregating $125,000 issued in the first quarter of 2018. The notes accrue interest between 2% and 12% per annum and mature between April 2018 and June 2018. These notes include warrants between 5,000 and 20,000 shares with an exercise price of $0.5. At March 31, 2020 the notes were in default	125,000	125,000

Promissory notes aggregating $65,000 issued in the second quarter of 2018. The notes accrue interest between 2% per annum and mature between July 2018 and October 2018. These notes include warrants between 1,000 and 5,000 shares with an exercise price of $5. At March 31, 2020 the notes were in default	65,000	65,000

Promissory notes aggregating $198,000 issued in the third quarter of 2018. The notes accrue interest at 2% per annum and mature between November 2018 and January 2019. These notes include warrants between 600 and 5,000 shares with an exercise price of $5. At March 31, 2020, the notes were in default.	198,000	198,000

Promissory notes aggregating $533,855 issued in the fourth quarter of 2018. The notes accrue interest from 2% to 3.5% per annum and mature between February 2019 and December 2019. These notes include warrants between 200 and 39,500 shares with an exercise price of $5 to $40. At March 31, 2020, the note was in default.	533,855	533,855

Promissory note for $23,000 issued in the first quarter of 2019. The note accrues interest at 2% per annum and matures during July 2019. The note includes warrants for 4,600 shares with an exercise price of $5. At March 31, 2020, the note was in default.	23,000	23,000

Promissory note for $231,478 issued in the first quarter of 2019. The note accrues interest at 6% per annum and matured in February 2020. At March 31, 2020, the notes were in default.	231,478	231,478

Promissory notes aggregating $50,000 issued in the second quarter of 2019. The notes accrue interest at 2% per annum and mature between July and September 2019. These notes include warrants for 10,000 shares with an exercise price of $5. At March 31, 2020, the notes were in default.	50,000	50,000

Promissory note in the amount of $150,000 issued on October 1, 2019 for the settlement of outstanding debt in the same amount. The note accrues interest at 15% per annum, with $1,875 due in monthly interest payments. and matures on April 30, 2021.	150,000	150,000

Total	$5,545,371	$5,545,371

As of March 31, 2020, the Company had accrued $996,351 in unpaid interest and default penalties. During the quarter ended March 31, 2020, no shares were issued by the Company in settlement of promissory notes.

As of March 31, 2019, the Company had accrued $877,570 in unpaid interest and default penalties. During the quarter ended March 31, 2019, 18,255,225 shares with a fair value of $78,500 were issued by the Company for settlement of promissory notes totaling $27,710.

5. Derivative Liabilities

As of March 31, 2020, and December 31, 2019 the aggregate fair value of the outstanding derivative liabilities was $1,109,509 and $798,126, respectively. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumption during the quarter March 31, 2020:

Three months ended March 31, 2020
Volatility	167.89%
Risk-free interest rate	0.17%
Expected dividends	-%
Expected term	1 year

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

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheet as of March 31, 2020:

	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3
Assets
Total assets	-	-	-
Liabilities
Conversion option derivative liability	$-	$-	$1,109,509
Total liabilities	$-	$-	$1,109,509

The following table set forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Conversion option derivative liability
Beginning balance	$798,126
Change in fair value	311,383
Ending balance	$1,109,509

6. Capital Structure – Common Stock and Stock Purchase Warrants

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

Stock Warrants

In the three months ended March 31, 2020, no new warrants were issued by the Company.

There were no modifications of the terms of any warrants issued by the Company in the quarters ended March 31, 2020 and 2019.

Following is a summary of outstanding stock warrants at, and activity during the three months ended, March 31, 2020:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2019	13,388,936	$0.05-500	$2.43

Issued in 2020	-	$-	$-

Expired and forfeited	(1,000)	$100	$5.00

Exercised	-	$-	$-

Warrants as of March 31, 2020	13,387,936	$0.05-500	$2.40

Summary of outstanding warrants as of March 31, 2020:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Second Quarter 2020	300	$500	0.25
Fourth Quarter 2020	1,000	$200	0.75
First Quarter 2021	12,600	$200	1.00
Second Quarter 2021	5,812	$14-200	1.25
Third Quarter 2021	5,167	$30-200	1.50
Fourth Quarter 2021	300	$100	1.75
First Quarter 2022	150	$200	2.00
Second Quarter 2022	1,750	$150	2.25
Third Quarter 2022	1,650	$50-100	2.50
Fourth Quarter 2022	9,811	$80-290	2.75
First Quarter 2023	9,000	$5-40	3.00
Second Quarter 2023	213,000	$0.05-200	3.25
Third Quarter 2023	7,026,500	$0.05-100	3.50
Fourth Quarter 2023	6,024,300	$0.05-20	3.75
First Quarter 2024	36,600	$5	4.00
Second Quarter 2024	8,000	$5	4.25
Third Quarter 2028	3,000	$70	8.50
Second Quarter 2032	28,995	$10-70	12.25
	13,387,936	$0.05-500

7. Stock Compensation

Shares Issued for Services

During the quarters ended March 31, 2020 and 2019, the Company issued 0 and 3,000,000 shares of common stock respectively for consulting fees. The Company valued these shares at $0 and $120,000 respectively, based upon the fair value of the common stock at the dates of the agreements.

8. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the years ended March 31, 2020 and 2019 because the Company incurred a net loss in both years.

For U.S. federal purposes the corporate statutory income tax rate was 21%, for 2019 and 2020 tax years.

The Company has recognized no tax benefit for the losses generated for the periods through March 31, 2020. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

Our effective tax rate for fiscal years 2020 and 2019 was 0%. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year but are not consistent from year to year.

9. Licenses and Supply Agreements

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

On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Cytocom. The Restated Agreement restates the licensing arrangement between the Company and Cytocom as provided by the Original Agreement. The Restated Agreement grants the Company distribution and marketing rights for Lodonal™ and MENK for humans in Emerging Markets. The royalty due to Cytocom was reduced from 5% to 1% of sales and the Company no longer had any ongoing obligations to pay for the cost in connection with the assets of Cytocom.

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

On February 27, 2020, the Company approved and entered into a license agreement (the “License Agreement”) with Forte Biotechnology International Corp. (“Forte”). Under the License Agreement, the Company granted Forte an exclusive license to develop and commercialize pharmaceutical products consisting of Lodonal and MENK for use in veterinary applications for all indications world-wide. As consideration for the license, Forte agreed to make certain license, milestone and royalty payments to the Company. Forte is managed by Noreen Griffin, a former Chief Executive Officer of the Company.

10. Commitments and Contingencies

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

On April 18, 2018, AHAR Pharma transferred its rights under the Distribution Agreement to Fidson Healthcare Plc (“Fidson”), and Fidson signed an exclusive distribution agreement with the Company to distribute Lodonal™. Discussions between the Company and Fidson in the first quarter of 2020 did not result in any orders or shipments under this agreement.

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

Operating Leases

At March 31, 2020, the Company was a party to an agreement to lease office space in Winter Park, Florida. Rental expense for the three months ended March 31, 2020 and 2019 was $177 and $5,282 respectively.

11. Subsequent Events

On May 4, 2020, the Company issued a Convertible Promissory Note (the “Note”) to Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) in the principal amount of $53,000. The Note matures on May 6, 2021, and bears interest at the rate of 12% per annum. Any amount of the Note not repaid at maturity will bear interest at the rate of 22% per annum.

Geneva Roth will have the right, at any time during the period beginning 180 days following the date of the Note and ending the later of the maturity date or the date of payment of the default amount, to convert all or any part of the outstanding and unpaid amount of the Note into shares of the Company’s common stock. The conversion price will be equal to 61% multiplied by the lowest trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. The Company has agreed to reserve from its authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of the Note. The Company is also required at all times to have authorized and reserved six times the number of shares that would be issuable upon full conversion of the Note (initially 47,391,952 shares).

On June 15, 2020, the Company issued a Convertible Promissory Note (the “Note”) to Geneva Roth Remark Holdings, Inc. (“Geneva Roth”) in the principal amount of $38,000. The Note matures on June 15, 2021, and bears interest at the rate of 12% per annum. Any amount of the Note not repaid at maturity, will bear interest at the rate of 22% per annum.

Geneva Roth will have the right, at any time during the period beginning 180 days following the date of the Note and ending the later of the maturity date or the date of payment of the default amount, to convert all or any part of the outstanding and unpaid amount of the Note into shares of the Company’s common stock. The conversion price will be equal to 61% multiplied by the lowest trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. The Company has agreed to reserve from its authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of the Note. The Company is also required at all times to have authorized and reserved six times the number of shares that would be issuable upon full conversion of the Note (initially 30,636,925 shares).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements and Associated Risks

This section and other parts of this Form 10-Q contain forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 14, 2020 (the “2019 Form 10-K”) under the heading “Risk Factors”.

The following discussion should be read in conjunction with the 2019 Form 10-K and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months, or periods of those fiscal years. Each of the terms the “Company”, “we”, “us” or “our” as used herein refers collectively to Immune Therapeutics, Inc. and its subsidiaries, unless otherwise stated. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

We had no revenues from operations for the three months ended March 31, 2020 and 2019.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended March 31, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2020	2019
Selling, general and administrative	$364	$487
Decrease from prior year	$(123)	$(151)
Percent decrease from prior year	(25)%	(24)%

For the three months ended March 31, 2020 and 2019, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2020	2019
Stock listing and investor relations expenses	$15	$11
Consulting and contractors	30	84
Payroll	233	235
Professional fees	16	37
Travel	-	1
Other expenses	70	119

In the three months ended March 31, 2020, total cash and accruals for selling, general and administrative expense was $364 compared to $487 for the corresponding period in 2019, a decrease of $123 or 25%. Significant items included:

●	consulting and contractor services entered into to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $30 in 2020, a decrease of $54 or 64% over the $84 spent in 2019. The decrease was the result primarily of the expiration of certain consulting contracts by the end of 2019;

●	professional fees for legal, tax and accounting services in the amount of $16 in 2020, a decrease of $21 or 57% over the $37 spent in 2019. The decrease was primarily due to a decrease in audit-related fees in 2020; and

●	payroll in the amount of $233 in 2020, a decrease of $2 or 1% over the $235 accrued in 2019; and

●	other expenses in the amount of $70 in 2020, a decrease of $49 or 41% over the $119 incurred in 2019, primarily reflecting a decrease in board of directors’ fees and employee allowances in 2020.

Research and development

R&D expenses and related percentages for the three months ended March 31, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2020	2019
Research and development	$32	$-
Increase/(decrease) from prior year	$32	$(129)
Percent increase/(decrease) from prior year	100%	(100)%

Expenses for research and development in the three months ended March 31, 2020 was $32 compared to $0 in the same period in 2019, reflecting the cost in 2020 to maintain intellectual property licenses.

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

Amortization of amounts recorded as Prepaid Services for stock issued for services G&A and related percentages for the three months ended March 31, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2020	2019
Amortization of prepaid consulting expense G&A	$-	$120
Percentage decrease from prior year	(100)%	(100)%

The number of shares issued for prepaid consulting services G&A in the three months ending March 31, 2020 was nil.

There were no prepaid consulting services G&A in the three months ended March 31, 2020.

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

In the three months ended March 31, 2020, the Company issued no warrants to stockholders.

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

Depreciation and amortization expenses for the three months ended March 31, 2020 and 2019 were as follows (dollar amounts in thousands):

For the three months ended March 31,
	2020	2019
Depreciation expense	$-	$-
Amortization expense	$-	$-
Increase/ (Decrease) from prior year	$-	$-
Percentage increase/(decrease) from prior year	-%	-%

Interest Expense

Interest expense for the three months ended March 31, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2020	2019
Interest expense	$86	$115
Increase / (Decrease) from prior year	$(29)	$(105)
Percentage Increase (Decrease) from prior year	(25)%	(48)%

The decrease in interest expense was primarily due to the settlement of certain notes payable that carried a high rate of interest in the fourth quarter of 2019.

Loss of settlement of debt

There were no gains or losses on settlement by lenders or vendors of any of their notes or accounts payable by converting them to equity for both the three months ended March 31, 2020 and the three months ended March 31, 2019.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $6,153 at March 31, 2020, compared to $5,688 at March 31, 2019.

For the three months ended March 31, 2020 and 2019, net cash from/(used in) operating activities was $1,228 and ($171), respectively.

$0 of cash was used in investing activities for the three months ended March 31, 2020 ($0 in 2019).

During the three months ended March 31, 2020 and 2019, there were no proceeds from the sale of stock and exercise of stock warrants. The Company received $53,000 from the issuance of notes payable in three months ended March 31, 2020, compared to $0 in 2019. There were no loan repayments made in cash in the three months ended March 31, 2020 ($0 in 2019).

The Company does not expect to generate revenues from sales in the first half of 2020. If the Company is unable to raise additional working capital to meet all of its operating obligations and expenditures, the Company may have to modify its business plan.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2020 and 2019, the Company did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

None.

ITEM 2. SUBSEQUENT EVENTS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended March 31, 2020, no shares were issued by the Company (in the corresponding quarter in 2019, the Company issued a total of 21,255,225 shares of common stock (net of stock cancellations). 18,255,225 of those shares were issued to settle amounts owed under notes payable, including accrued and unpaid interest as applicable).

No consideration was received by the Company in the quarters ended March 31, 2020 consideration for the exercise of previously-issued warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at March 31, 2020, certain promissory notes on which the Company was in arrears on payments of principal as follows:

1.	Promissory notes issued between November 26, 2014 and December 31, 2015. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Notes aggregating $286,000 were in default at March 31, 2020, as the Company was unable to pay installments on those notes on their due dates.

2.	Promissory notes issued between May 1, 2015 and December 31, 2016 and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $375,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $100,000, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $625,994 were in default at March 31, 2020, as the Company was unable to repay those notes on their due dates.

3.	Promissory notes totaling $97,737 issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and at March 31, 2020 the notes were in default.

4.	Promissory notes for $206,000 issued between July 1, 2016 and December 31, 2016. The notes mature on December 31, 2017. Lenders earn an interest rate of 2% per annum The Company was unable to repay the note at maturity and at March 31, 2020 the notes were in default.

5.	Promissory notes totaling $1,354,000 issued in the fourth quarter of 2016. The lenders earn interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. The Company was unable to repay the note at maturity and at March 31, 2020 the notes were in default.

6.	Promissory notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and June 30, 2018. The Company was unable to repay the notes at maturity and at March 31, 2020 the notes were in default.

7.	Promissory notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between April 3, 2018 and May 31, 2018. At March 31, 2020, the notes were in default.

8.	Promissory notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and December 31, 2018. At March 31, 2020, the notes were in default.

9.	Promissory note for $425,000 issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the holder an option to convert the note to stock using the lowest value of the Company’s common stock 25 days prior to the conversion. In 2018, The defaults also resulted in certain penalties, as a result of which the principal amount of the note outstanding at March 31, 2020 had increased to $454,032. $49,943 of accrued interest owed on the note has been converted to stock. The Company has accrued a $908,873 derivative liability for the remaining conversion right.

10.	Promissory notes aggregating $105,500 issued in the fourth quarter of 2017. The notes accrue interest at 2% per annum. At March 31, 2020, the notes were in default.

11.	Promissory notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019. At March 31, 2020, $10,000 of the notes were in default.

12.	Promissory notes aggregating $125,000 issued in the first quarter of 2018. The notes accrue interest between 2% and 12% per annum and mature between April 2018 and June 2018. These notes include warrants between 5,000,000 and 20,000,000 shares with an exercise price of $0.005. At March 31, 2020, the notes were in default.

13.	Promissory notes aggregating $65,000 issued in the second quarter of 2018. The notes accrue interest of 2% per annum and mature between July 2018 and October 2018. These notes include warrants between 1,000,000 and 5,000,000 shares with an exercise price of $0.005. At March 31, 2020, the notes were in default.

14.	Promissory notes aggregating $198,000 issued in the third quarter of 2018. The notes accrue interest at 2% per annum and mature between November 2018 and January 2019. These notes include warrants between 600,000 and 5,000,000 shares with an exercise price of $0.005. At March 31, 2020, the notes were in default.

15.	Promissory notes aggregating $533,855 issued in the fourth quarter of 2018. The notes accrue interest from 2% to 3.5% per annum and mature between February 2019 and December 2019. These notes include warrants between 200,000 and 39,500,000 shares with an exercise price of $0.005 to $0.04. At March 31, 2020 $419,000 of the notes were in default.

16.	Promissory note for $23,000 issued in the first quarter of 2019. The note accrues interest at 2% per annum and matures during July 2019. The note includes warrants for 4,600,000 shares with an exercise price of $0.005. At March 31, 2020, the note was in default.

17.	Promissory note for $231,478 issued in the first quarter of 2019. The note accrues interest at 6% per annum and matured in February 2020. At March 31, 2020, the notes were in default.

18.	Promissory notes aggregating $50,000 issued in the second quarter of 2019. The notes accrue interest at 2% per annum and mature between July and September 2019. These notes include warrants for 10,000,000 shares with an exercise price of $0.005. At March 31, 2020, the notes were in default.

At March 31, 2020, the Company had insufficient cash on hand to repay these notes.

ITEM 5. OTHER INFORMATION

Articles of Amendment to Articles of Incorporation

On February 6, 2020, the Company filed Articles of Amendment to Articles of Incorporation of the Company (“February Articles of Amendment”), a copy of which has been filed with this Quarterly Report on Form 10-Q as Exhibit 10.68, and is incorporated herein by reference. The February Articles of Amendment changed the registered agent and registered office address of the Company. The February Articles of Amendment also effected a reverse stock split of the Company’s issued and outstanding, but not authorized, common stock at a ratio of 1 to 1,000.

On March 12, 2020, the Company filed Articles of Amendment to Articles of Incorporation of the Company (“March Articles of Amendment”), a copy of which has been filed with this Quarterly Report on Form 10-Q as Exhibit 10.69, and is incorporated herein by reference. The March Articles of Amendment corrected a typographical error in the February Articles of Amendment in order to correctly reflect the reverse stock split ratio of 1 to 1,000 Additionally, the March Articles of Amendment increased the authorized capital stock of the corporation from five hundred million (500 million) shares of common stock to seven hundred fifty million (750 million) shares of common stock.

FINRA Letter

On June 9, 2020, we were advised by FINRA that our 1 for 1,000 reverse stock split would not be processed by FINRA. FINRA required that we file the Articles of Amendment as part of the application. By not processing the reverse stock split, quotations for our common stock do not reflect the 1 for 1,000 reverse stock split, which occurred on February 6, 2020. Accordingly, caution should be exercised by purchasers, sellers, and broker-dealers buying, selling or trading our common stock.

FINRA based its unwillingness to process the reverse stock split on Rule 6490(d)(3)(3) of the FINRA Manual, which provides that FINRA does not have to process the reverse stock split because FINRA has actual knowledge that we, persons associated with us, our officers, our directors, our transfer agent, our legal adviser, our promoters or other persons connected to us are the subject of a pending, adjudicated or settled regulatory action or investigation by a federal, state or foreign regulatory agency, or a self-regulatory organization, or a civil or criminal action related to fraud or securities laws violations.

FINRA goes on to describe the actions of John M. Fife. Mr. Fife was the subject to a Securities and Exchange Commission Administrative Proceeding in August 2007, in which the SEC alleged that Mr. Fife and Clarion Management, LLC (for which Mr. Fife was the sole member) engaged in a fraudulent scheme to purchase variable annuity contracts in order to engage in market timing.

Our officers and directors had no knowledge of the foregoing actions of Mr. Fife. Mr. Fife is the Chief Executive Officer of Iliad Research and Trading, L.P. (“Iliad’), which holds an outstanding convertible promissory note from the Company dated October 25, 2017 in the original principal amount of $425,000, and which is convertible based on the outstanding principal and interest into shares of common stock of the Company at a 40% discount to the market price. We intend to take steps to enter into an arrangement with Iliad to terminate the convertible note in exchange for a cash payment, and, once complete, to coordinate with FINRA to process the reverse stock split.

We advise the public and all broker-dealers that quotations for our common stock do not reflect the 1 for 1,000 reverse stock split and our actual capital structure as a result of FINRA’s decision not to process the same.

ITEM 6. EXHIBITS

Exhibit Number	Name of Exhibit

10.66	Securities Purchase Agreement dated as of May 4, 2020 with Geneva Roth Remark Holdings, Inc, together with Exhibit A Convertible Promissory Note in the principal amount of $53,000.

10.67	Securities Purchase Agreement dated as of June 15, 2020 with Geneva Roth Remark Holdings, Inc, together with Exhibit A Convertible Promissory Note in the principal amount of $38,000.

10.68	Amendment to Articles of Incorporation filed with the State of Florida on February 6, 2020, together with the Corporate Resolution of the Board of Directors dated February 2, 2020 authorizing the amendments and other matters.

10.69	Amendment to Articles of Incorporation filed with the State of Florida on March 12, 2020, 2020.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: June 29, 2020	By:	/s/ Kevin J. Phelps
Kevin J. Phelps
Chief Executive Officer

Immune Therapeutics, Inc.

Date: June 29, 2020	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer

