Form 10-Q
period 2020-06-30
Immune Therapeutics, Inc.
filed 2020-08-14
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	IMUN	OTC Markets

As of August 14, 2020, there were 457,578 shares of Common Stock outstanding.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS

Current Assets:
Cash	$45,267	4,925
Total current assets	45,267	4,925

Fixed Assets:
Computer equipment, net of accumulated depreciation of $12,840 and 12,522 respectively	373	691
Deposits	200	200

Total assets	$45,840	5,816

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,776,837	2,655,949
Accrued liabilities	4,994,349	4,646,771
Net payables due to related parties	76,171	48,217
Notes payable, net of debt discount	5,580,439	5,545,371
Derivative liability	1,903,085	798,126
Total current liabilities	15,330,881	13,694,437

Total liabilities	15,330,881	13,694,437

Commitments and Contingencies (Note 12)

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 shares authorized; 457,578 and 457,578 shares issued and outstanding respectively	46	46
Additional paid in capital	370,908,099	370,908,099
Stock issuances due	10,303	10,303
Accumulated deficit	(386,203,489)	(384,607,069)

Total stockholders’ deficit	(15,285,041)	(13,688,621)
Total liabilities and stockholders’ deficit	$45,840	5,816

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Operating expenses
Selling, general and administrative	21,790	496,996	385,427	983,581
Research and development expense	(3,944)	-	27,566	-
Stock issued for services G&A	-	-	-	120,000
Depreciation and amortization expense	160	304	319	691
Total operating expense	18,006	497,300	413,312	1,104,272

Loss from operations	(18,006)	(497,300)	(413,312)	(1,104,272)

Other income (expense):
Interest expense	(126,964)	(157,145)	(213,149)	(272,354)
Finance charges	(137,397)	-	(137,397)	-
Gain/(Loss) on valuation derivative	(521,179)	(170,264)	(832,562)	(157,492)
Total other expense	(785,540)	(327,409)	(1,183,108)	(429,846)

Net loss	$(803,546)	$(824,709)	$(1,596,420)	$(1,534,118)
Net loss attributable to common stockholders	$(803,546)	$(824,709)	$(1,596,420)	$(1,534,118)

Basic and diluted loss per share attributable to common stockholders	$(1.76)	$(1.81)	$(3.49)	$(3.40)

Weighted average number of shares outstanding	457,578	455,578	457,578	451,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIODS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Prepaid	Accumulated	Non- Controlling
	Shares	Amount	Capital	Issued	Services	Deficit	Interest	Total
Balance December 31, 2018	434,323	$44	$369,924,426	$35,303	$-	$(381,210,411)	$-	$(11,250,638)

Issuance of common stock for prepaid services	3,000	-	120,000	-	-	-	-	120,000

Issuance of warrants in connection with debt agreement	-	-	73,000	-	-	-	-	73,000

Issuance of common stock in exchange for debt	18,255	2	62,432	-	-	-	-	62,434

Net loss	-	-	-	-	-	(1,534,118)	-	(1,534,118)

Balance June 30, 2019	455,578	$46	$370,179,858	$35,303	$-	$(382,744,529)	$-	$(12,529,322)

Balance, December 31, 2019	457,578	$46	$370,908,099	$10,303	$-	(384,607,069)	$-	$(13,688,621)

Net loss	-	-	-	-	-	(1,596,420)	-	(1,596,420)

Balance June 30, 2020	457,578	$46	$370,908,099	$10,303	$-	$(386,203,489)	$-	$(15,285,041)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,596,420)	$(1,534,118)
Adjustments to reconcile net loss to net cash flows from/ (used in) operating activities:
Depreciation	319	691
Amortization of debt discount	25,065	163,019
Stock issued for services	-	120,000
Finance charges	137,397	-
Change in value of derivative	832,562	157,492

Changes in operating assets and liabilities:
Due to Cytocom Inc.	27,954	-
Accounts payable	120,889	386,972
Inventories	-	82,801
Accrued liabilities	357,576	638,681

Net cash from/ (used in) operating activities	(94,658)	15,538
CASH FLOW FROM INVESTING ACTIVITES
CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from issuance of notes payable	135,000	-

Net cash provided by financing activities	135,000	-
Net increase in cash and cash equivalents	40,432	15,538
Cash and cash equivalents at beginning of period	4,925	5,859
Cash and cash equivalents at end of period	$45,267	$21,397

	Six Months Ended,
	June 30, 2020	June 30, 2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$16,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITES:

Debt discounts on notes payable and warrants	$135,000	$73,000

Conversion of debt and accrued interest to common stock	$-	$27,110

Reclassification from notes payable to accounts payable	$-	$254,749

Debt settled and reclassified to accrued expenses	$-	$35,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

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

Under a May 2018 amendment to the licensing agreements, the royalty due from Cytocom was set at 1% of sales and the Company no longer had any ongoing obligations to pay for costs in connection with the assets of Cytocom. As a consequence of this amendment, the Company no longer consolidated the financial statements of Cytocom with its own statements. Under a December 2018 amendment, Cytocom became obligated to maintain Immune’s ownership at not less than 15.5% of Cytocom. At June 30, 2020, the Company’s equity interest in Cytocom stood at 14.34% of Cytocom’s issued and outstanding common stock.

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

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at June 30, 2020 was not sufficient to meet the cash requirements to fund planned operations through for the next 12 months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

The Company experienced a net loss attributable to common shareholders of $803,546 during the three months ended June 30, 2020, resulting in stockholders’ deficit of $15,285,041 at that date.

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

Shares Issued and Outstanding

On October 25, 2019, the Company closed voting by written consent as detailed in its Proxy Statement on form 14A, filed September 5, 2019 pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (“Proxy Statement”). The Proxy Statement disclosed actions for which the Company was soliciting written consent, including consent to effect a reverse stock split of the Company’s issued and outstanding, but not authorized, common stock (the “Reverse Split”) at a ratio of 1,000-to-1. The Company’s shareholders approved the Reverse Split. The implementation of the shareholder approval is subject to approval by the Financial Industry Regulatory Authority (“FINRA”). In connection with our application to FINRA, on February 6, 2020, we filed Articles of Amendment to our Articles of Incorporation to effect the reverse stock split of our issued and outstanding, but not authorized, common stock at a ratio of 1 to 1,000. On March 12, 2020 we corrected a typographical error to reflect the proper ratio of 1 to 1,000 by the filing of Articles of Amendment to our Articles of Incorporation. Although we filed the Articles of Amendment at FINRA’s instruction, on June 9, 2020, we were advised by FINRA that our 1 for 1,000 reverse stock split would not be processed. By not processing the reverse stock split, quotations for our common stock do not reflect the 1 for 1,000 reverse stock split, which occurred on February 6, 2020. The financial statements accompanying this Form 10-Q are presented on the basis of the implementation of the reverse stock split.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2020, the Company has no cash balances in excess of insured limits.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the quarters ended June 30, 2020 and June 30, 2019 was $319 and $691, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2020 and 2019, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2020, and 2019, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	At June 30,
	2020	2019
Common Stock Purchase Warrants	19,290,036	4,211,061
Convertible Debt	78,066	152,720

Recent Accounting Standards

During the quarter ended June 30, 2020, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30, 2020	December 31, 2019
Accrued payroll	$3,685,046	$3,610,810
Accrued interest and penalties – notes payable	1,098,246	899,904
Estimated legal settlements	166,057	136,057
Other accrued liabilities	45,000	48,217

Total accrued expenses and other liabilities	$4,994,349	$4,694,988

4. Notes payable

Notes payable consist of the following:

	June 30, 2020	December 31, 2019
Promissory notes issued between November 26, 2014 and December 31, 2015, to raise up to $2,000,000 in debt. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. These notes were in default at June 30, 2020, as the Company was unable to pay installments on their due dates.	286,000	286,000

Promissory notes issued between May 1, 2015 and December 31, 2016 and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $675,994 earn interest at rates between 2% and 10% per annum. One loan, in the amount of $100,000, interest was payable in a fixed amount not tied to a specific interest rate. However, this note was extinguished and reassigned to a related party in 2019. The Company was unable to repay the remaining notes at maturity and at June 30, 2020 these notes were in default.	625,994	625,994

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and at June 30, 2020 the note was in default.	97,737	97,737

Promissory notes issued between July 1, 2016 and December 31, 2016. Lenders earn interest at 2% per annum. The notes mature on December 31, 2017, and at June 30, 2020 the notes were in default.	206,000	206,000

Promissory notes aggregating $1,350,000 issued in the fourth quarter 2016. The notes accrue interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. As June 30, 2020, the notes were in default.	1,354,000	1,354,000

Promissory notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and September 30, 2018. At June 30, 2020, the notes were in default.	500,000	500,000

Promissory notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between April 3, 2018 and May 31, 2018. At June 30, 2020, the notes were in default.	300,000	300,000

Promissory notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and December 31, 2018. At June 30, 2020, the notes were in default.	191,800	191,800

Promissory note for $425,000 issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the holder an option to convert the note to stock using the lowest value of the Company’s common stock 25 days prior to the conversion. In 2018, the defaults also resulted in certain penalties, as a result of which the principal amount of the note outstanding at June 30, 2020 had increased to $454,032. $49,943 of accrued interest owed on the note has been converted to stock. The Company has accrued a $1,486,204 derivative liability for the remaining conversion right.	454,032	454,032

Promissory notes aggregating $105,500 issued in the fourth quarter of 2017. The notes accrue interest at 2% per annum. At June 30, 2020, the notes were in default.	105,500	105,500

Promissory notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019. At June 30, 2020, the notes were in default.	47,975	47,975

Promissory notes aggregating $125,000 issued in the first quarter of 2018. The notes accrue interest between 2% and 12% per annum and mature between April 2018 and June 2018. These notes include warrants between 5,000 and 20,000 shares with an exercise price of $0.5. At June 30, 2020 the notes were in default	125,000	125,000

Promissory notes aggregating $65,000 issued in the second quarter of 2018. The notes accrue interest between 2% per annum and mature between July 2018 and October 2018. These notes include warrants between 1,000 and 5,000 shares with an exercise price of $5. At June 30, 2020 the notes were in default	65,000	65,000

Promissory notes aggregating $208,000 issued in the third quarter of 2018, of which $3,000 is to a related party. The notes accrue interest at 2% per annum and mature between November 2018 and January 2019. These notes include warrants between 600 and 5,000 shares with an exercise price of $5. At June 30, 2020, the notes were in default.	208,000	198,000

Promissory notes aggregating $533,855 issued in the fourth quarter of 2018, of which $210,000 is to a related party. The notes accrue interest from 2% to 3.5% per annum and mature between February 2019 and December 2019. These notes include warrants between 200 and 39,500 shares with an exercise price of $5 to $40. At June 30, 2020, the note was in default.	533,855	533,855

Promissory note for $23,000 issued to a related party in the first quarter of 2019. The note accrues interest at 2% per annum and matures during July 2019. The note includes warrants for 4,600 shares with an exercise price of $5. At June 30, 2020, the note was in default.	23,000	23,000

Promissory note for $231,478 issued in the first quarter of 2019. The note accrues interest at 6% per annum and matured in February 2020. At June 30, 2020, the notes were in default.	231,478	231,478

Promissory notes aggregating $50,000 issued in the second quarter of 2019, of which $40,000 is to a related party. The notes accrue interest at 2% per annum and mature between July and September 2019. These notes include warrants for 10,000 shares with an exercise price of $5. At June 30, 2020, the notes were in default.	50,000	50,000

Promissory note in the amount of $150,000 issued on October 1, 2019 for the settlement of outstanding debt in the same amount. The note accrues interest at 15% per annum, with $1,875 due in monthly interest payments, and matures on April 30, 2021.	150,000	150,000

Promissory notes in the amount of $144,000 issued in the second quarter of 2020. The notes accrue interest at 12% per annum, and mature between March 31, 2021 and June 15, 2021. The Company has accrued a $416,880 derivative liability for the conversion rights attached to the notes.	144,000	-

Less: Original issue discount on notes payable and warrants issued with notes.	(118,932)	-

Total	$5,580,439	$5,545,371

As of June 30, 2020, the Company had accrued $1,098,246 in unpaid interest and default penalties. During the quarter ended June 30, 2020, no shares were issued by the Company in settlement of promissory notes.

As of June 30, 2019, the Company had accrued $959,412 in unpaid interest and default penalties. During the quarter ended June 30, 2019, no shares were issued by the Company in settlement of promissory notes.

5. Derivative Liabilities

As of June 30, 2020, and December 31, 2019 the aggregate fair value of the outstanding derivative liabilities was $1,903,085 and $798,126, respectively. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumption during the quarter ended June 30, 2020:

Three months ended June 30, 2020
Volatility	162.79%
Risk-free interest rate	0.16%
Expected dividends	-%
Expected term	1 year

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

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheet as of June 30, 2020:

	Fair Value Measurements as of June 30, 2020
	Level 1	Level 2	Level 3
Assets
Total assets	-	-	-
Liabilities
Conversion option derivative liability	$-	$-	$1,903,085
Total liabilities	$-	$-	$1,903,085

The following table set forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Conversion option derivative liability
Beginning balance	$798,126
Additions	272,397
Change in fair value	832,562
Ending balance	$1,903,085

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

Stock Warrants

In the three months ended June 30, 2020, no new warrants were issued by the Company.

There were no modifications of the terms of any warrants issued by the Company in the quarters ended June 30, 2020 and 2019.

Following is a summary of outstanding stock warrants at, and activity during the six months ended, June 30, 2020:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2019	19,291,336	$ 0.05-500	$4.21

Issued	-	$-	$-

Expired and forfeited	(1,300)	$ 100-500	$192.31

Exercised	-	$-	$-

Warrants as of June 30, 2020	19,290,036	$ 0.05-200	$4.20

Summary of outstanding warrants as of June 30, 2020:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Fourth Quarter 2020	1,000	$200	0.50
First Quarter 2021	12,600	$200	0.75
Second Quarter 2021	5,812	$14-200	1.00
Third Quarter 2021	5,167	$30-200	1.25
Fourth Quarter 2021	300	$100	1.50
First Quarter 2022	150	$200	1.75
Second Quarter 2022	1,750	$150	2.00
Third Quarter 2022	1,650	$50-100	2.25
Fourth Quarter 2022	9,811	$80-290	2.50
First Quarter 2023	1,204,000	$0.05-40	2.75
Second Quarter 2023	802,000	$0.05-200	3.00
Third Quarter 2023	7,521,500	$0.05-100	3.25
Fourth Quarter 2023	6,024,300	$0.05-0.20	3.50
First Quarter 2024	3,660,000	$0.05	3.75
Second Quarter 2024	8,000	$5	4.00
Third Quarter 2028	3,000	$70	8.25
Second Quarter 2032	28,995	$ 10-70	12.00
	19,290,036	$ 0.05-200

7. Stock Compensation

Shares Issued for Services

During the quarters ended June 30, 2020 and 2019, the Company issued 0 and 3,000,000 shares of common stock respectively for consulting fees. The Company valued these shares at $0 and $120,000 respectively, based upon the fair value of the common stock at the dates of the agreements.

8. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the years ended June 30, 2020 and 2019 because the Company incurred a net loss in both years.

For U.S. federal purposes the corporate statutory income tax rate was 21%, for 2019 and 2020 tax years.

The Company has recognized no tax benefit for the losses generated for the periods through June 30, 2020. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

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

On April 18, 2018, AHAR Pharma transferred its rights under the Distribution Agreement to Fidson Healthcare Plc (“Fidson”), and Fidson signed an exclusive distribution agreement with the Company to distribute Lodonal™. Discussions between the Company and Fidson in the first half of 2020 did not result in any orders or shipments under this agreement.

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

Operating Leases

At June 30, 2020, the Company was a party to an agreement to lease office space in Winter Park, Florida. Rental expense for the three months ended June 30, 2020 and 2019 was $177 and $2,162 respectively.

11. Subsequent Events

On July 22, 2020, director Kevin J. Phelps, interim president and CEO of the Company entered into a three-year executive employment agreement with the Company to serve as president and CEO. This agreement was formally approved by the Company’s Board as of July 24, 2020 with Mr. Phelps abstaining. While fully effective, the parties may expand and restate the Agreement within thirty days.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues

We had no revenues from operations for the three months ended June 30, 2020 and 2019.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2020	2019
Selling, general and administrative	$22	$497
Decrease from prior year	$(475)	$(623)
Percent decrease from prior year	(96)%	(56)%

For the three months ended June 30, 2020 and 2019, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2020	2019
Stock listing and investor relations expenses	$8	$6
Consulting and contractors	105	42
Payroll	(168)	235
Professional fees	24	37
Travel	-	1
Other expenses	53	176

In the three months ended June 30, 2020, total cash and accruals for selling, general and administrative expense was $22 compared to $497 for the corresponding period in 2019, a decrease of $475 or 96%. Significant items included:

●	consulting and contractor services entered into to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $105 in 2020, an increase of $63 or 143% over the $42 spent in 2019. The increase was the result primarily of increased consulting services for the board of directors in 2020;

●	professional fees for legal, tax and accounting services in the amount of $24 in 2020, a decrease of 13 or 35% over the $37 spent in 2019. The decrease was primarily due to a decrease in legal fees in 2020; and

●	payroll in the amount of $(168) in 2020, a decrease of $403 or 172% over the $235 accrued in 2019, reflecting the departure of employees at the end of April 2020, and the reversal accruals related to the resignation of the chief executive officer in April 2020; and

●	other expenses in the amount of $53 in 2020, a decrease of $123 or 70% over the $176 incurred in 2019, primarily reflecting a decrease in board of directors’ fees and employee allowances in 2020.

Research and development

R&D expenses and related percentages for the three months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2020	2019
Research and development	$(4)	$-
Increase/(decrease) from prior year	$(4)	$(57)
Percent increase/(decrease) from prior year	(100)%	(100)%

Expenses for research and development in the three months ended June 30, 2020 was $(4) compared to $0 in the same period in 2019, reflecting a cost of $2 to maintain intellectual property licenses, offset by contractors’ credits in the amount of $(6) in 2020.

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

Amortization of amounts recorded as Prepaid Services for stock issued for services G&A and related percentages for the three months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2020	2019
Amortization of prepaid consulting expense G&A	$-	$-
Percentage decrease from prior year	-%	(100)%

The number of shares issued for prepaid consulting services G&A in the three months ending June 30, 2020 was nil.

There were no prepaid consulting services G&A in the three months ended June 30, 2020.

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

In the three months ended June 30, 2020, the Company issued no warrants to stockholders.

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

Depreciation and amortization expenses for the three months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

For the three months ended June 30,
	2020	2019
Depreciation expense	$-	$-
Amortization expense	$-	$-
Increase/ (Decrease) from prior year	$-	$-
Percentage increase/(decrease) from prior year	-%	-%

Interest Expense

Interest expense for the three months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2020	2019
Interest expense	$127	$157
Increase / (Decrease) from prior year	$(30)	$(85)
Percentage Increase (Decrease) from prior year	(19)%	(35)%

The decrease in interest expense was primarily due to the settlement of certain notes payable that carried a high rate of interest in 2019.

Loss of settlement of debt

There were no gains or losses on settlement by lenders or vendors of any of their notes or accounts payable by converting them to equity for both the three months ended June 30, 2020 and the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019 (dollar amounts in thousands)

Revenues

We had no revenues from operations for the six months ended June 30, 2020 and 2019.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the six months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2020	2019
Selling, general and administrative	$385	$984
Decrease from prior year	$(599)	$(774)
Percent decrease from prior year	(61)%	(44)%

For the six months ended June 30, 2020 and 2019, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2020	2019
Stock listing and investor relations expenses	$23	$17
Consulting and contractors	135	126
Payroll	65	470
Professional fees	40	74
Travel	-	2
Other expenses	122	296

In the six months ended June 30, 2020, total cash and accruals for selling, general and administrative expense was $385 compared to $984 for the corresponding period in 2019, a decrease of $599 or 61%. Significant items included:

●	consulting and contractor services entered into to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $135 in 2020, an increase of $9 or 7% over the $126 spent in 2019. The increase was the result primarily of additional consulting services performed for the board of directors in 2020;

●	professional fees for legal, tax and accounting services in the amount of $40 in 2020, a decrease of $34 or 46% over the $74 spent in 2019. The decrease was primarily due to a decrease in legal fees in 2020; and

●	payroll in the amount of $65 in 2020, a decrease of $405 or 27% over the $470 accrued in 2019, reflecting the departure of employees at the end of April 2020, and the reversal accruals related to the resignation of the chief executive officer in April 2020; and

●	other expenses in the amount of $122 in 2020, a decrease of $173 or 61% over the $296 incurred in 2019, primarily reflecting a decrease in board of directors’ fees and employee allowances in 2020.

Research and development

R&D expenses and related percentages for the six months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the six months ended March 31,
	2020	2019
Research and development	$28	$-
Increase/(decrease) from prior year	$28	$(186)
Percent increase/(decrease) from prior year	100%	(100)%

Expenses for research and development in the six months ended June 30, 2020 was $28 compared to $0 in the same period in 2019, reflecting the cost in 2020 to maintain intellectual property licenses.

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

Amortization of amounts recorded as Prepaid Services for stock issued for services G&A and related percentages for the six months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2020	2019
Amortization of prepaid consulting expense G&A	$-	$-
Percentage decrease from prior year	-%	(100)%

The number of shares issued for prepaid consulting services G&A in the six months ending June 30, 2020 was nil.

There were no prepaid consulting services G&A in the six months ended June 30, 2020.

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

In the six months ended June 30, 2020, the Company issued no warrants to stockholders.

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

Depreciation and amortization expenses for the six months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2020	2019
Depreciation expense	$-	$-
Amortization expense	$-	$-
Increase/ (Decrease) from prior year	$-	$(1)
Percentage increase/(decrease) from prior year	-%	(100)%

Interest Expense

Interest expense for the six months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2020	2019
Interest expense	$213	$272
Increase / (Decrease) from prior year	$(59)	$(190)
Percentage Increase (Decrease) from prior year	(22)%	(41)%

The decrease in interest expense was primarily due to the settlement of certain notes payable that carried a high rate of interest in the fourth quarter of 2019.

Loss of settlement of debt

There were no gains or losses on settlement by lenders or vendors of any of their notes or accounts payable by converting them to equity for both the six months ended June 30, 2020 and the six months ended June 30, 2019.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $45,267 at June 30, 2020, compared to $21,397 at June 30, 2019.

For the six months ended June 30, 2020 and 2019, net cash from/(used in) operating activities was $(94,658) and $15,538, respectively.

$0 of cash was used in investing activities for the six months ended June 30, 2020 ($0 in 2019).

During the six months ended June 30, 2020 and 2019, there were no proceeds from the sale of stock and exercise of stock warrants. The Company received $144,000 from the issuance of notes payable in six months ended June 30, 2020, compared to $0 in 2019. There were no loan repayments made in cash in the six months ended June 30, 2020 ($0 in 2019).

The Company does not expect to generate revenues from sales in the second half of 2020. If the Company is unable to raise additional working capital to meet all of its operating obligations and expenditures, the Company may have to modify its business plan.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2020 and 2019, the Company did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. SUBSEQUENT EVENTS

On July 22, 2020, director Kevin J. Phelps, interim president and CEO of the Company, entered into a three-year executive employment agreement (the “Agreement”) with the Company to serve as president and CEO. The Agreement was formally approved by the Company’s Board as of July 24, 2020 with Mr. Phelps abstaining. While fully effective, the parties may expand and restate the Agreement within thirty days.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarters ended June 30, 2020 and June 30, 2019, no shares were issued by the Company.

No consideration was received by the Company in the quarters ended June 30, 2020 and June 30, 2019 for the exercise of previously-issued warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at June 30, 2020, certain promissory notes on which the Company was in arrears on payments of principal as follows:

1.	Promissory notes issued between November 26, 2014 and December 31, 2015. Lenders earn interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes will be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. Notes aggregating $286,000 were in default at June 30, 2020, as the Company was unable to pay installments on those notes on their due dates.

2.	Promissory notes issued between May 1, 2015 and December 31, 2016 and maturing between June 14, 2015 and December 1, 2017. Lenders on loans aggregating $375,994 earn interest at rates between 2% and 18% per annum. On loans aggregating $100,000, interest is payable in a fixed amount not tied to a specific interest rate. Notes aggregating $625,994 were in default at June 30, 2020, as the Company was unable to repay those notes on their due dates.

3.	Promissory notes totaling $97,737 issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. The Company was unable to repay the note at maturity and at June 30, 2020 the notes were in default.

4.	Promissory notes for $206,000 issued between July 1, 2016 and December 31, 2016. The notes mature on December 31, 2017. Lenders earn an interest rate of 2% per annum The Company was unable to repay the note at maturity and at June 30, 2020 the notes were in default.

5.	Promissory notes totaling $1,354,000 issued in the fourth quarter of 2016. The lenders earn interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. The Company was unable to repay the note at maturity and at June 30, 2020 the notes were in default.

6.	Promissory notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and June 30, 2018. The Company was unable to repay the notes at maturity and at June 30, 2020 the notes were in default.

7.	Promissory notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between April 3, 2018 and May 31, 2018. At June 30, 2020, the notes were in default.

8.	Promissory notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between June 16, 2018 and December 31, 2018. At June 30, 2020, the notes were in default.

9.	Promissory note for $425,000 issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the holder an option to convert the note to stock using the lowest value of the Company’s common stock 25 days prior to the conversion. In 2018, The defaults also resulted in certain penalties, as a result of which the principal amount of the note outstanding at June 30, 2020 had increased to $454,032. $49,943 of accrued interest owed on the note has been converted to stock. The Company has accrued a $908,873 derivative liability for the remaining conversion right.

10.	Promissory notes aggregating $105,500 issued in the fourth quarter of 2017. The notes accrue interest at 2% per annum. At June 30, 2020, the notes were in default.

11.	Promissory notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019. At June 30, 2020, $10,000 of the notes were in default.

12.	Promissory notes aggregating $125,000 issued in the first quarter of 2018. The notes accrue interest between 2% and 12% per annum and mature between April 2018 and June 2018. These notes include warrants between 5,000,000 and 20,000,000 shares with an exercise price of $0.005. At June 30, 2020, the notes were in default.

13.	Promissory notes aggregating $65,000 issued in the second quarter of 2018. The notes accrue interest of 2% per annum and mature between July 2018 and October 2018. These notes include warrants between 1,000,000 and 5,000,000 shares with an exercise price of $0.005. At June 30, 2020, the notes were in default.

14.	Promissory notes aggregating $198,000 issued in the third quarter of 2018. The notes accrue interest at 2% per annum and mature between November 2018 and January 2019. These notes include warrants between 600,000 and 5,000,000 shares with an exercise price of $0.005. At June 30, 2020, the notes were in default.

15.	Promissory notes aggregating $533,855 issued in the fourth quarter of 2018. The notes accrue interest from 2% to 3.5% per annum and mature between February 2019 and December 2019. These notes include warrants between 200,000 and 39,500,000 shares with an exercise price of $0.005 to $0.04. At June 30, 2020 $419,000 of the notes were in default.

16.	Promissory note for $23,000 issued in the first quarter of 2019. The note accrues interest at 2% per annum and matures during July 2019. The note includes warrants for 4,600,000 shares with an exercise price of $0.005. At June 30, 2020, the note was in default.

17.	Promissory note for $231,478 issued in the first quarter of 2019. The note accrues interest at 6% per annum and matured in February 2020. At June 30, 2020, the notes were in default.

18.	Promissory notes aggregating $50,000 issued in the second quarter of 2019. The notes accrue interest at 2% per annum and mature between July and September 2019. These notes include warrants for 10,000,000 shares with an exercise price of $0.005. At June 30, 2020, the notes were in default.

At June 30, 2020, the Company had insufficient cash on hand to repay these notes.

ITEM 6. EXHIBITS

Exhibit Number	Name of Exhibit

10.70	Employment Agreement with Kevin Phelps effective as of April 29, 2020 (filed as Exhibit 10.1 to our Current Report on Form 8-K on July 27, 2020, and incorporated herein by reference.).

10.71	Amendment to the Articles of Incorporation filed February 5, 2020 approving a reverse split of issued and outstanding shares of common stock by 1,000 to 1.

10.72	Amendment to the Articles of Incorporation filed March 12, 2020 approving an increase in authorized shares of common stock from 500,000,000 to 750,000,000.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: August 14, 2020	By:	/s/ Kevin J. Phelps
Kevin J. Phelps
Chief Executive Officer

Immune Therapeutics, Inc.

Date: August 14, 2020	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer