Form 10-K/A
period 2019-12-31
Immune Therapeutics, Inc.
filed 2020-08-28
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was $13,372,401, based on the last reported sale price of the registrant’s Common Stock on the OTC Markets on that date.

As of August 24, 2020, the registrant had outstanding 457,578 shares of common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

Immune Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 14, 2020. The purposes of this Form 10-K/A are to (i) refile a revised Signature page to comply with instruction D(2)(a) of the General Instructions to Form 10-K, and (ii) file the certification of Peter Aronstam, the Company’s Chief Financial Officer, required pursuant to Section  906 of the Sarbanes-Oxley Act of 2002, as Exhibit 32.2 to this Form 10-K/A, which was inadvertently omitted from the Original Form 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Form 10-K/A, the Company is refiling the certifications of Kevin Phelps, the Company’s Chief Executive Officer, and Peter Aronstam, the Company’s Chief Financial Officer, required pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1, 31.2, and 32.1 to this Form 10-K/A.

Except as described above, and in Note 14. “Subsequent Events” of the footnotes to the Consolidated Financial Statements, no other changes have been made to the Original Form 10-K, and this Form 10-K/A does not modify or update any other disclosures made in the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of June 30, 2020 (the “Determination Date”) by: (i) each current director of our company; (ii) each of our named executive officers; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

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

64 | P a g e

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 457,578 shares of common stock outstanding as of June 30, 2020. Unless otherwise indicated, the business address of each person in the table below is c/o Immune Therapeutics, Inc., 2431 Aloma Ave., Suite 124, Winter Park, Florida 32792.

Name and Address	Amount of Beneficial Ownership*		Percentage of Class %

Noreen Griffin, Chief Executive Officer and Director(1)	15,838	(1)	3.46
Dr. Roscoe Moore, Director and Chairman of the Board	2,175	(2)	0.48
Dr. Clifford Selsky, Director	6,267	(3)	1.37
Kevin Phelps, Chief Executive Officer and Director(4)	200	(4)	0.04
Michael Sander, Director	-	(5)	0.00
Edward Teraskiewicz, Director(6)	29,688	(6)	6.49
Jack Brewer(7)	6,500	(7)	1.42
Peter Aronstam, Chief Financial Officer	700	(8)	0.15
Kelly Wilson, Chief Technology Officer	2,200	(9)	0.48

All directors and officers as a group (9 persons)	83,368		13.89

*	The percentages are calculated using 457,578 outstanding shares of the Company’s common stock on June 30, 2020, as adjusted pursuant to Rule 13d-3(d)(1)(i). Pursuant to Rule 13d-3(d)(1) of the Exchange Act, shares beneficially owned by a person or group includes shares of common stock that such person or group has the right to acquire within 60 days after June 30, 2020, which includes, but is not limited to, (i) shares subject to exercisable options or options exercisable within 60 days of June 30, 2020 and (ii) shares subject to RSUs or performance share awards that will vest within 60 days of June 30, 2020.

(1)	Ms. Griffin served as Chief Executive Officer and director until September 20, 2019. Represents 704 shares held in the name of Griffin Enterprises Group, Inc., which is 50% owned and managed by Robert Wilson, Ms. Griffin’s son; 2,685 shares held by the Griffin Family Trust, an irrevocable trust that is not managed by Ms. Griffin; 429 shares held by Noreen Griffin, individually. In addition, 12,020 warrants and options have been issued to Ms. Griffin and to Global Reverb Corporation, a related party.

(2)	As compensation for services as director, the Company will issue Dr. Moore a per quarter either 75 restricted shares of Company stock or warrants to purchase 75 shares of Company stock, with Dr. Moore choosing shares or warrants. As of June 30, 2020, no shares or warrants had been issued to Dr. Moore.

(3)	As compensation for services as director, the Company issued Dr. Selsky a total of 1,250 shares of restricted common stock. Warrants for 5,017 shares were issued to Dr. Selsky in 2016 and 2018.

(4)	Mr. Phelps was appointed Chief Executive Officer on July 22, 2020. As compensation for services as director, the Company issued Mr. Phelps a total of 200 shares of restricted common stock.

(5)	As compensation for services as director, the Company will issue Mr. Sander each quarter either 50 restricted shares of Company stock or warrants to purchase 50 shares of Company stock, with the Mr. Sander choosing shares or warrants. As of March 31, 2020, no shares or warrants had been issued to Mr. Sander.

(6)	Mr. Teraskiewicz resigned as director on October 31, 2019. 3,550 shares are held by Raster Investments, Inc., an irrevocable trust that is not managed by Mr. Teraskiewicz. At March 31, 2020, Raster Investments, Inc. had a total of 20,000 warrants. Mr. Teraskiewicz has a total of 6,138 warrants in his name.

(7)	Mr. Brewer resigned as director on September 24, 2019. Mr. Brewer was granted 6,500 warrants in 2018.

65 | P a g e

(8)	Represents warrants to purchase 700 shares of common stock, as follows: (i) for price of $170, 100 shares until June 29, 2021; (ii) for price of $50, 500 shares until June 26, 2032; and (iii) for price of $50, 100 shares until July 1, 2022.

(9)	Represents 500 shares of common stock, and 1,700 stock warrants outstanding.

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

66 | P a g e

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description

3.1	Restated Articles of Incorporation*
3.2	Bylaws*
10.1	Sale and Assignment of Patent and Transfer of Technology Agreement with Nicholas Plotnikoff †>
10.2	Agreement with Professor Shan †>
10.3	Patent License Agreement with Penn State Research Foundation r†
10.4	Patent License Agreement Between Immune Therapeutics, Inc. and Jacqueline Young for the intellectual property of Dr. Bernard Bihari#
10.5	Strategic Framework Agreement for Cooperation with Hubei Qianjiang Pharmaceutical Company, and Commissioned Processing Contract, and Addendum to Venture Cooperation †>
10.6	Malawi Memorandum of Agreement with GB Oncology & Imaging Group Ltd.#
10.7	Letter of Intent between GB Oncology & Imaging Group Ltd. and G-Ex Technologies St. Maris Pharma Limited #
10.8	Distribution Agreement in Nigeria with GB Pharma Holdings Inc. †>
10.9	ViPharma Agreement †>
10.10	Strategic Framework Agreement, Addendum to Venture Cooperation and Supplementary Agreement with Hubei Qianjiang Pharmaceutical Company (MENK) (filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.11	Manufacturing Agreement with Laboratorios Ramos (and English translation)>
10.12	Engagement Agreement for Corporate Advisory Services by the Brewer Group?
10.13	Employment Agreement with Noreen Griffin (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.14	Master Service Agreement with American Peptide Company (filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.15	Agreement with AHAR Pharma (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.16	Consulting agreement with Dr. Graham Burton (filed as Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.17	Promissory note to Robert J. Dailey, issued February 6, 2014, for $200,000 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.18	Promissory note to Robert J. Dailey, issued March 7, 2014, for $200,000 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.19	Promissory note to Robert J. Dailey, issued March 28, 2014, for $200,000 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.20	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $399,000 µ
10.21	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $400,000 µ
10.22	Distribution Agreement, effective June 11, 2014, between Airmed Biopharma Limited and PanAm Global Logistics, Inc. (filed as Exhibit 1.1 to our Current Report on Form 8-K filed June 25, 2014, and incorporated herein by reference).

67 | P a g e

10.23	Immune Therapeutics, Inc. 2014 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on July 17, 2014, and incorporated herein by reference).
10.24	Supplementary Agreement on New Drug Methionine – Enkephalin Cooperation, dated August 6, 2014, between Immune Therapeutics, Inc. and Hubei Qianjiang Pharmaceutical Co., Ltd. (filed as Exhibit 1.1 to our Current Report on Form 8-K on August 13, 2014, and incorporated herein by reference).
10.25	Assignment by Professor Fengping Shan Ph.D. to Immune Therapeutics, Inc., executed August 6, 2014 (filed as Exhibit 1.2 to our Current Report on Form 8-K on August 13, 2014, and incorporated herein by reference).
10.26	Clinical Trial Agreement, dated October 20, 2014, between TNI BioTech International Ltd. and American Hospital and Resorts (filed as Exhibit 10.1 to our Current Report on Form 8-K on October 30, 2014, and incorporated herein by reference).
10.27	Contract for the Compounding of Pharmaceutical Products, dated December 8, 2014, between Immune Therapeutics, Inc. and KRS Global Biotechnology, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K on December 15, 2014, and incorporated herein by reference).
10.28	Services Agreement, dated December 15, 2014, between Immune Therapeutics, Inc. and Aronstam Management Services, Inc. µ
10.29	Royalty Agreement (Filed as Exhibit 10.1 to our Current Report on Form 8-K on May 21, 2015, and incorporated herein by reference.)
10.30	Change of Transfer Agent Agreement (Filed as Exhibit 99.1 to our Current Report on Form 8-K on January 26, 2015, and incorporated herein by reference.)
10.31	Real Property Leases for Florida Office and Extensions dated July 19, 2017 and November 13, 2017
10.32	Compounding Contract with Complete Pharmacy and Medical Solutions, LLC (filed as Exhibit 10.1 to our Current Report 8-K on May 20, 2016, and incorporated herein by reference.)
10.33	Employment Agreement with Robert Wilson (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference).
10.34	Letter of Intent with Super T-Cell Cancer Co., (filed as Exhibit 10.1 to our Current Report on Form 8-K on April 21, 2016, and incorporated herein by reference.)
10.35	Extension of Employment Agreement with Noreen Griffin dated March 9, 2018. µ
10.36	Extension of AHAR Agreement dated March 29, 2016. µ
10.37	Extension of Employment Agreement with Peter Aronstam dated July 1, 2017. µ
10.38	Consulting Agreement with Joyce Banda dated September 1, 2016. µ
10.39	Intellectual Property Assignment Agreement with Cytocom, Inc. dated September 4, 2015. µ
10.40	Consulting Master Services Agreement with Coté Orphan, LLC dated February 16, 2016. µ
10.41	Securities Purchase Agreement and related agreements with JMJ Financial dated April 12, 2016 (filed as Exhibit 10.1 to our Current Report 8-K on April 18, 2016, and incorporated herein by reference).
10.43	Patent License Agreement dated September 24, 2014 between Dr. Jill P. Smith, LDN Research Group LLC and Cytocom, Inc. and related agreements. µ
10.44	Promissory Note dated February 6, 2017 issued to Phoenix Fund Management, LLC.
10.45	Settlement agreement with Phoenix Fund Management, LLC dated February 28, 2017. µ
10.46	Settlement agreement with Mr. Marshall Faulk dated April 3, 2017. µ
10.47	Promissory Note dated April 5, 2017 to Robert J. Dailey in the principal amount of $150,000.
10.48	Securities Purchase Agreement and Warrant dated May 1, 2017 with Ira Gaines. µ
10.49	Distribution Agreement with TNI BioTech International Ltd. and Omaera Pharmaceuticals Ltd. Dated August 22, 2017.
10.50	Settlement and mutual release agreement dated October 12, 2017 with Phoenix Fund Management, LLC and Far East Holdings, LLC. µ
10.51	Securities Purchase Agreement dated October 25, 2017 with Iliad Research and Trading, L.P. µ
10.52	Iliad Research and Trading (i) promissory note and (ii) warrant dated October 25, 2017. µ

68 | P a g e

10.53	Independent Corporate Development and Consulting Agreement with CSJ Group, LLC, and Advanced BioStrategies, Inc. dated December 5, 2017. µ
10.54	Independent Corporate Development and Legal Advising Agreement with CSJ and August Strategic & Legal Advisors, Inc. dated December 6, 2017 µ
10.55	Loan agreement and promissory note with Joel Yanowitz, dated January 9, 2018, for $50,000 (filed as Exhibit 10.23 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).
10.56	Loan agreement and promissory note with Rogoff Family Trust, dated February 13, 2018, for $50,000 (filed as Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).
10.57	Amended and restated License Agreement with Cytocom, Inc. dated May 1, 2018 (filed as Exhibit 10.1 to our Current Report dated June 4, 2018, and incorporated herein by reference).
10.58	Stock Purchase Agreement with Cytocom, Inc. dated June 4, 2018 (filed as Exhibit 10.2 to our Report on Form 8-K dated June 4, 2018, and incorporated herein by reference).
10.59	Promissory Note dated February 27, 2019 to Phoenix Group in the principal amount of $231,478.39.∞
10.60	Second Amendment to License Agreement with Cytocom Inc., effective December 31, 2018 and signed April 8, 2019.∞
10.61	Employment Agreement with Michael Handley dated September 20, 2019 (Filed as Exhibit 10.1 to our Current Report on Form 8-K on September 25, 2019, and incorporated in the Form 10-K for the year ended December 31, 2019).
10.62	License Agreement dated January 15, 2020 with Forte Biotechnology Int’l. Corp. ∞
10.63	Letter of Intent dated March 17, 2020 with Cytocom, Inc., setting forth the preliminary terms and conditions of a potential collaboration agreement for the development of Lodonal™ and IRT-101 for use against COVID-19 (Filed as Exhibit 10.1 to our Current Report on Form 8-K on March 20, 2020, and incorporated in the Form 10-K for the year ended December 31, 2019).
10.64	Convertible Promissory Note dated March 30, 2020 to Redstart Holdings Corp. in the principal amount of $53,000. ∞
10.65	PRC Amendment to The Second Amendment to the License Agreement effective December 31, 2018 with Cytocom, Inc. and signed May 12, 2020. ∞
21.1	List of Subsidiaries µ
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002 ϙ
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002 ϙ
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ϙ
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ϙ

*	filed with the Form 10 Registration Statement filed with the SEC on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
#	filed with the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
+	filed with the Amendment No. 2 to the Form 10 Registration Statement filed with the SEC on July 18, 2013 and incorporated herein by reference.
^	filed with the Amendment No. 3 to the Form 10 Registration Statement filed with the SEC on August 23, 2013 and incorporated herein by reference.
?	filed with the Amendment No. 4 to the Form 10 Registration Statement filed with the SEC on September 25, 2013 and incorporated herein by reference.
Î	filed with the Amendment No. 5 to the Form 10 Registration Statement filed with the SEC on October 11, 2013 and incorporated herein by reference.
†	Portions of this exhibit have been redacted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.
>	Filed with the Amendment No. 6 to the Form 10 Registration Statement filed with the SEC on November 21, 2013 and incorporated hereby by reference.
R	Filed with the Amendment No. 7 to the Form 10 Registration Statement filed with the SEC on January 22, 2015 and incorporated hereby by reference.
µ	Filed with Form 10-K for the year ended December 31, 2018.
∞	Filed with Form 10-K for the year ended December 31, 2019.
ϙ	Filed with Form 10-K-A for the year ended December 31, 2019.

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

On June 15, 2020, the Company issued a Convertible Promissory Note (the “Note”) to Geneva Roth Remark Holdings, Inc., (“Geneva Roth”) in the principal amount of $38,000. The Note matures on June 15, 2021, and bears interest at the rate of 12% per annum. Any amount of the Note not repaid at maturity, will bear interest at the rate of 22% per annum. Geneva Roth will have the right, at any time during the period beginning 180 days following the date of the Note and ending the later of the maturity date or the date of payment of the default amount, to convert all or any part of the outstanding and unpaid amount of the Note into shares of the Company’s common stock. The conversion price will be equal to 61% multiplied by the lowest trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. The Company has agreed to reserve from its authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of the Note. The Company is also required at all times to have authorized and reserved six times the number of shares that would be issuable upon full conversion of the Note (initially 30,636,925 shares).

On July 22, 2020, director Kevin J. Phelps, interim president and CEO of the Company entered into a three-year executive employment agreement with the Company to serve as president and CEO. This agreement was formally approved by the Company’s Board as of July 24, 2020 with Mr. Phelps abstaining. While fully effective, the parties may expand and restate the Agreement within thirty days.

On August 13, 2020, the Company issued a Convertible Promissory Note (the “Note”) to Geneva Roth Remark Holdings, Inc., (“Geneva Roth”) in the principal amount of $53,000. The Note matures on August 13, 2021, and bears interest at the rate of 12% per annum. Any amount of the Note not repaid at maturity, will bear interest at the rate of 22% per annum. Geneva Roth will have the right, at any time during the period beginning 180 days following the date of the Note and ending the later of the maturity date or the date of payment of the default amount, to convert all or any part of the outstanding and unpaid amount of the Note into shares of the Company’s common stock. The conversion price will be equal to 61% multiplied by the lowest trading price for the common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. The Company has agreed to reserve from its authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of the Note. The Company is also required at all times to have authorized and reserved six times the number of shares that would be issuable upon full conversion of the Note (initially 35,463,365 shares).

On August 16, 2020, the Company and Cytocom, Inc. (“Cytocom”) closed on an agreement for the Company to sublicense Lodonal (“LDN”) and Methionine Enkephalin (“MENK”) for emerging markets. Under the terms of the agreement, Cytocom will assume approximately $5,200,000 in the Company’s note, loan and other financial obligations. Pursuant to the sublicensing agreement, Cytocom will assume the following approximate obligations of the Company: $1,051,000 in accrued liabilities and accounts payable, $3,038,000 in notes and loans payable, and $1,111,000 in obligations owed to former Immune employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: August 28, 2020	By:	/s/ Kevin Phelps
	Name:	Kevin Phelps
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Peter Aronstam
	Name:	Peter Aronstam
	Title:	Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Dr. Roscoe Moore	Director	August 28, 2020
Roscoe Moore

Michael Sander	Director	August 28, 2020
Michael Sander

70 | P a g e