Form 10-K/A
period 2019-12-31
Immune Therapeutics, Inc.
filed 2020-09-30
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

Immune therapeutics, Inc. (the “Company”) is filing Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) solely to correct a clerical error in the first amendment to Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on August 28, 2020 (“Amendment No. 1”).

We have determined that the “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” (“Auditor Report”) filed with Amendment No. 1 contained a clerical error wherein the date of the Auditor Report was shown as May 14, 2020. May 14, 2020 was the date on which the Company filed the Annual Report on Form 10-K for the year ended December 31, 2019 (“Original Filing”). An updated Auditor Report was provided for the filing of Amendment No. 1, and the date of the Auditor Report in Amendment No. 1 should have been shown as August 28, 2020. Amendment No. 2 corrects the clerical error.

Except for the correction described above, this Amendment No. 2 to Form 10-K/A does not modify, amend or update in any way any other item or disclosure in Amendment No. 1. Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing or Amendment No. 1 other than as expressly indicated in this Amendment No. 2. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and Amendment No. 1.

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

10 | P a g e

The Company has licensed the following intellectual property from Cytocom for sale in Emerging Markets

Cytocom has licensed to the Company the right to use the intellectual property discussed in this section in the following countries (“Emerging Markets”):

Argentina	Ecuador	Peru
Angola	Gabon	Rwanda
Antigua and Barbuda	Gambia	São Tomé and Príncipe
Benin	Ghana	Senegal
Bhutan	Guatemala	Seychelles
Bolivia	Guinea	Sierra Leone
Botswana	Guinea-Bissau	Solomon Islands
Burkina Faso	Guyana	Somalia
Burundi	Haiti	South Africa
Brazil	Honduras	South Sudan
Cameroon	Kenya	Sri Lanka
Cape Verde	Kiribati	St Vincent and the Grenadines
Central African Republic	Lesotho	Sudan
Chad	Liberia	Swaziland
Chile	Madagascar	Tajikistan
Congo, Rep	Malawi	Tanzania
Congo, Dem	Mali	Togo
Côte d’Ivoire	Mauritania	Uruguay
Columbia	Mauritius	Tonga
Coro	Mozambique	Uganda
Cuba	Namibia	Uzbekistan
Djibouti	Nicaragua	Vanuatu
Dominica	Niger	Venezuela
Eritrea	Nigeria	Zambia
Ethiopia	Pakistan	Zimbabwe
Equatorial Guinea	Peoples Republic of China

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

August 28, 2020

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

Person	Capacity	Date

/s/ Dr. Roscoe Moore	Director	August 28, 2020
Roscoe Moore

/s/ Michael Sander	Director	August 28, 2020
Michael Sander

70 | P a g e