Form 10-Q
period 2020-09-30
Immune Therapeutics, Inc.
filed 2020-11-16
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: Yes [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	IMUN	OTC Markets

As of November 16, 2020, there were 464,470 shares of Common Stock outstanding.

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

We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. Factors that might cause such differences include, but are not limited to, the effects of the novel coronavirus COVID-19 (“COVID-19”) pandemic, and those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2019 filed with the Securities and Exchange Commission on September 30, 2020 (the “2019 Form 10-K”) under the heading “Risk Factors”. It is not possible to predict or identify all such factors, and therefore the factors that are noted are not intended to be a complete discussion of all potential risks or uncertainties that may affect forward-looking statements. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward- looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	risks related to the impact of the COVID-19 pandemic, including the severity and duration of the outbreak, actions taken by government authorities to contain the outbreak or treat its impact, the impact on our fans, sponsors and suppliers, other impacts to the business, and the Company’s ability to sufficiently manage and mitigate the strategic and operational impact of such events;
●	our lack of operating history;
●	our inability to keep up with industry competition;
●	interpretations of current laws and the passages of future laws;
●	acceptance of our business model by investors and our ability to raise capital;
●	our reliance on key personnel, including our ability to attract and retain scientists;
●	our reliance on third party manufacturing to supply drugs for clinical trials and sales;
●	our limited distribution organization with no sales and marketing staff;
●	our being subject to product liability claims;
●	our reliance on key personnel, including our ability to attract and retain scientists;
●	legislation or regulation that may increase the cost of our business or limit our service and product offerings;
●	risks related to our intellectual property, including our ability to adequately protect intellectual property rights;
●	risks related to government regulation, including our ability to obtain approvals for the commercialization of some or all of our drug candidates, and ongoing regulatory obligations and continued regulatory review which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements; and
●	our ability to obtain regulatory approvals in foreign jurisdictions to allow us to market our products internationally.

Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this prospectus are based on information available to us on the date of this Quarterly Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Quarterly Report.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS

Current Assets:
Cash	$30,937	4,925
Total current assets	30,937	4,925

Fixed Assets:
Computer equipment (net)	213	691
Deposits	200	200

Total assets	$31,350	5,816

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,813,056	2,655,952
Accrued liabilities	3,933,904	3,746,867
Notes payable net of debt discount	2,891,676	5,545,371
Derivative liability	962,235	798,126
Accrued interest payable	574,931	899,904
Net payables due to related parties	46,170	48,217
Total current liabilities	11,221,972	13,694,437

Total liabilities	11,221,972	13,694,437

Commitments and Contingencies (Note 10)

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 shares authorized; 457,578 and 457,578 shares issued and outstanding respectively	46	46
Additional paid in capital	370,908,099	370,908,099
Stock issuances due	10,303	10,303
Accumulated deficit	(382,109,070)	(384,607,069)

Total stockholders’ deficit	(11,190,622)	(13,688,621)
Total liabilities and stockholders’ deficit	$31,350	$5,816

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months ended		Nine Months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Operating expenses
Selling, general and administrative	$130,873	$388,898	$516,296	$1,372,480
Research and development expense	-	-	27,566	-
Stock issued for services G&A	-	-	-	120,000
Depreciation and amortization expense	160	304	479	995
Total operating expense	131,033	389,202	544,341	1,493,475

Loss from operations	(131,033)	(389,202)	(544,341)	(1,483,475)

Other income (expense):
Interest expense	(100,681)	(125,046)	(313,830)	(397,400)
Finance charges	(35,721)	-	(173,118)	-
Gain on settlement of debt	3,332,280	-	3,332,280	-
Gain/(Loss) on valuation derivative	1,029,570	(427,237)	197,008	(584,729)
Total other income (expense)	4,225,448	(552,283)	3,042,340	(982,129)

Net income (loss)	$4,094,415	$(941,485)	$2,497,999	$(982,129)

Basic earnings (loss) per share attributable to common stockholders	$8.95	$(2.07)	$5.46	$(5.47)
Diluted earnings (loss) per share attributable to common stockholders	$0.24	$(2.07)	$0.17	$(5.47)

Weighted average number of shares outstanding	457,578	455,578	457,578	452,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total
Balance December 31, 2018	434,323	$44	$369,924,426	$35,303	$(381,210,411)	$(11,250,638)

Issuance of common stock for prepaid services	3,000	-	120,000	-	-	120,000

Issuance of warrants in connection with debt agreement	-	-	73,000	-	-	73,000

Issuance of common stock in exchange for debt	18,255	2	62,432	-	-	62,434

Net loss	-	-	-	-	(2,475,604)	(2,475,604)

Balance September 30, 2019	455,578	$46	$370,179,858	$35,303	$(383,686,015)	$(13,470,808)

Balance, December 31, 2019	457,578	$46	$370,908,099	$10,303	(384,607,069)	$(13,688,621)

Net income	-	-	-	-	2,497,999	2,497,999

Balance September 30, 2020	457,578	$46	$370,908,099	$10,303	$(382,109,070)	$(11,190,622)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,497,999	$(2,475,604)
Adjustments to reconcile net loss to net cash flows from / (used in) operating activities:
Gain on settlement of debt	(3,332,278)	-
Change in value of derivative	(197,008)	584,729
Non-cash finance charges	173,118	-
Amortization of debt discount	65,035	214,428
Depreciation	478	996
Stock issued for services	-	120,000
Changes in operating assets and liabilities:
Accounts payable	186,883	514,218
Inventories	-	82,801
Interest accrued	258,795	181,499
Accrued liabilities	184,990	777,530

Net (used in)/generated from operating activities	(161,988)	597

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable ($197,000 net of loan issuance costs)	188,000	-

Net cash provided by financing activities	188,000	-

Net increase in cash and cash equivalents	26,012	597
Cash and cash equivalents at beginning of period	4,925	5,859
Cash and cash equivalents at end of period	$30,937	$6,456

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$16,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt discounts on notes payable and warrants	$-	$73,000
Conversion of debt and accrued interest to common stock	$-	$27,110
Reclassification from notes payable to accounts payable	$-	$254,749
Debt settled and reclassified to accrued expenses	$-	$35,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

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

On August 16, 2020, the Company and Cytocom closed on an agreement for the Company to sublicense LDN and MENK for developing markets to Cytocom. Accordingly, the Company transferred to Cytocom all of its right, title and interest in and to LDN and MENK in Developing Markets and the License under the License Agreement of May 1, 2018 between the companies. Cytocom agreed in return to assume and pay approximately $5,200,800 of the Company’s notes payable, accounts payable and other accrued obligations. As of September 30, 2020, approximately $3,266,000 of notes payable together with interest accrued thereon had been assigned to Cytocom. The companies are continuing to negotiate and implement the assignments to Cytocom of the accounts payable and other accrued obligations.

As a consequence of the 2020 transactions, the Company has now licensed most of the previously owned intellectual property rights. In exchange the Company has acquired and continues to own equity interest in the licensees. The consideration for the licenses has provide the Company with an opportunity to reduce its liabilities and strengthen its balance sheet.

The Company intends to continue on as a bio-pharmaceutical drug company and will pursue efforts to acquire assets through acquisition and licenses. To do so the Company will be required to raise additional capital in for the form of debt and/or equity. There is no guaranty that the Company will be able to make such acquisition or raise the capital required to execute the strategy.

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidate and the achievement of a level of revenues adequate to support the Company’s cost structure.

The Company reported net income of $4,094,415 and net income attributable of $2,497,999, respectively for the three and nine months ended September 30, 2020. Earnings for three months ended September 30, 2020 were primarily derived by non-cash item gains on the settlement of certain notes and loans payable and certain accrued liabilities settled in connection with the August 16, 2020 agreement with Cytocom. As of September 30, 2020, the Company had a stockholder’s deficit of $11,190,620.

The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources.

Based on the Company’s operating plan, existing working capital as of September 30, 2020 was not sufficient to meet the cash requirements to fund planned operations through for the next 12 months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Shares Issued and Outstanding

On October 25, 2019, the Company closed voting by written consent as detailed in its Proxy Statement on form 14A, filed September 5, 2019 pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (“Proxy Statement”). The Proxy Statement disclosed actions for which the Company was soliciting written consent, including consent to effect a reverse stock split of the Company’s issued and outstanding, but not authorized, common stock (the “Reverse Split”) at a ratio of 1,000-to-1. The Company’s shareholders approved the Reverse Split. On February 6, 2020, the Company’s Florida certificate of incorporation was amended to reflect this action.

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

The financial statements accompanying this Form 10-Q are presented based on the implementation of the reverse stock split.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2020, the Company has no cash balances in excess of insured limits.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to five years. Maintenance and repairs are charged against expense as incurred. Depreciation expense for the quarters ended September 30, 2020 and September 30, 2019 was $479 and $995, respectively.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2020 and 2019, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2020, and 2020, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

Net Income/Loss per Share

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

The Company’s potential dilutive securities, which include stock and warrants, have been included from the computation of diluted net income for the three month period and nine month period ended September 30, 2020. They have been excluded from the computation of diluted net loss per share for the three month period and nine month period ended September 30, 2019, as the effect would be to reduce the net loss per share.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$2,497,999	457,578	$5.46
Diluted EPS
Effect of warrants convertible into common stock		20,012,082
Shares repurchasable using proceeds of warrants		(5,093,137)
Effect of convertible debt	109,697	79,976
Income available to common stockholders	$2,607,696	15,456,500	$0.17

The following shares of potentially dilutive securities have been included from the computations of diluted weighted average shares outstanding for the three month period and nine month period ended September 30, 2020. They have been excluded from the computations of diluted weighted average shares outstanding for the three month period and nine month period ended September 30, 2019 as the effect of including such securities would be antidilutive:

	September 30,
	2020	2019
Common Stock Purchase Warrants	16,584,263	4,211,061
Convertible Debt	79,976	152,720

Recent Accounting Standards

During the quarter ended September 30, 2020, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Accrued Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30, 2020	December 31, 2019
Accrued payroll	$3,722,847	$3,610,810
Accrued interest and penalties – notes payable	574,931	899,904
Accrued legal	166,057	136,057
Other liabilities- due to Forte Biotech	45,000	48,217

Total accrued expenses and other liabilities	$4,508,835	$4,694,988

4. Notes payable

During the three and nine months ended September 30, 2020, the Company issued $53,000 and $197,000, respectively in promissory notes.

On August 16, 2020, the Company and Cytocom entered into an agreement for the Company to sublicense LDN and MENK for emerging markets to Cytocom. Pursuant to the agreement, effective September 30, 2020 the Company assigned notes payable aggregating $2,728,731 to Cytocom.

Notes payable consist of the following:

	September 30, 2020	December 31, 2019
Promissory notes issued between December 2, 2014 and January 5, 2015. Lender earns interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes were to be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. These notes were in default at September 30, 2020. In connection with an August 16, 2020 agreement with Cytocom, $216,000 of the notes outstanding at June 30, 2020 were assumed by Cytocom.	$70,000	$286,000

Promissory notes issued between May 1, 2015 and June 30, 2016 and maturing between February 22, 2017 and November 1, 2018. Lenders earn interest at rates between 2% and 10% per annum. These notes were in default at September 30, 2020. In connection with an August 16, 2020 agreement with Cytocom, $476,494 of the notes outstanding at June 30, 2020 were assumed by Cytocom.	149,500	625,994

Promissory notes issued to an officer of the Company effective November 3, 2015 and maturing November 3, 2016 for settlement of accrued payroll, bearing interest at 10% per annum and including a stock conversion feature. These notes were assumed by Cytocom in connection with the August 16, 2020 agreement.	-	97,737

Promissory notes issued between July 1, 2016 and December 31, 2016. Lenders earn interest at 2% per annum. The notes matured on December 31, 2017. These notes were assumed by Cytocom in connection with the August 16, 2020 agreement.	-	206,000

Promissory notes aggregating $1,350,000 issued in the fourth quarter 2016. The notes accrue interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. As September 30, 2020 the notes were in default. In connection with an August 16, 2020 agreement with Cytocom, $747,500 of the notes outstanding at June 30, 2020 were assumed by Cytocom.	606,500	1,354,000

Promissory notes aggregating $500,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and September 30, 2018. On September 30, 2020, the notes were in default. In connection with an August 16, 2020 agreement with Cytocom, $295,000 of the notes outstanding at June 30, 2020 were assumed by Cytocom.	205,000	500,000

Promissory notes aggregating $300,000 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between May 15, 2018 and May 31, 2018. At September 30, 2020, the notes were in default. In connection with an August 16, 2020 agreement with Cytocom, $150,000 of the notes outstanding at June 30, 2020 were assumed by Cytocom.	150,000	300,000

Promissory notes aggregating $191,800 issued in the third quarter of 2017. The notes accrue interest at 2% per annum and mature between August 31, 2018 and September 30, 2018. On September 30, 2020, the notes were in default. In connection with an August 16, 2020 agreement with Cytocom, $75,000 of the notes outstanding at June 30, 2020 were assumed by Cytocom.	116,800	191,800

Promissory note for $425,000 issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the holder an option to convert the note to stock using the lowest value of the Company’s common stock 25 days prior to the conversion. In 2018, the defaults also resulted in certain penalties, as a result of which the principal amount of the note outstanding at September 30, 2020 had increased to $454,032. $49,943 of accrued interest owed on the note has been converted to stock. The Company recognized a $711,652 derivative liability for remaining conversion right.	454,032	454,032

Promissory notes aggregating $105,500 issued in the fourth quarter of 2017. The notes accrue interest at 2% per annum. At September 30, 2020, the notes were in default.	105,500	105,500

Promissory notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019. At September 30, 2020, the notes were in default.	47,975	47,975

Promissory notes aggregating $125,000 issued in the first quarter of 2018. The notes accrue interest between 2% and 12% per annum and mature between April 2018 and June 2018. These notes include warrants between 500,000 and 2,000,000 shares with an exercise price of $0.05. In connection with an August 16, 2020 agreement with Cytocom, all of the notes outstanding at June 30, 2020 were assumed by Cytocom (the warrants remained with the Company).	-	125,000

Promissory notes aggregating $65,000 issued in the second quarter of 2018. The notes accrue interest between 2% per annum and mature between July 2018 and October 2018. These notes include warrants between 1,000 and 5,000 shares with an exercise price of $5. At September 30, 2020 the notes were in default	65,000	65,000

Promissory notes aggregating $208,000 issued in the third quarter of 2018, of which $3,000 were issued to a related party. The notes accrue interest at 2% per annum and mature between August 5, 2019 and January 5, 2019. These notes include warrants between 60,000 and 500,000 shares with an exercise price of $0.05. At September 30, 2020, the notes were in default. In connection with an August 16, 2020 agreement with Cytocom, $80,000 of the notes outstanding at June 30, 2020 were assumed by Cytocom.	118,000	198,000

Promissory notes aggregating $533,855 issued in the fourth quarter of 2018, of which $210,000 is to a related party. The notes accrue interest at 2% per annum and mature between January 2019 and November 2019. These notes include warrants between 200 and 39,500 shares with an exercise price of $5 to $40. At September 30, 2020, the notes were in default. In connection with an August 16, 2020 agreement with Cytocom, $210,000 of the notes outstanding at June 30, 2020 were assumed by Cytocom.	323,855	533,855

Promissory note for $23,000 issued to a related party in the first quarter of 2019. The note accrues interest at 2% per annum and matures during July 2019. The note includes warrants for 4,600 shares with an exercise price of $5. At September 30, 2020, the note was in default.	23,000	23,000

Promissory note for $231,478 issued in the first quarter of 2019. The note accrues interest at 6% per annum and matured in February 2020. On September 30, 2020, the notes were in default.	231,478	231,478

Promissory note for $10,000 issued in the second quarter of 2019,. The note accrue interest at 2% per annum and matured in July 2019. The note includes warrants for 10,000 shares with an exercise price of $5. At September 30, 2020, the note was in default. In connection with an August 16, 2020 agreement with Cytocom, $40,000 of the notes outstanding at June 30, 2020 were assumed by Cytocom.	10,000	50,000

Promissory note in the amount of $150,000 issued on October 1, 2019 for the settlement of outstanding debt in the same amount. The note accrues interest at 15% per annum, with $1,875 due in monthly interest payments, and matures on April 30, 2021.	150,000	150,000

Promissory notes in the amount of $144,000 issued in the second quarter of 2020. The notes accrue interest at 12% per annum, and mature between March 31, 2021 and June 15, 2021. The Company has recognized a $183,167 derivative liability for the conversion rights attached to the notes.	144,000	-

Promissory note in the amount of $53,000 issued in the third quarter of 2020. The note accrues interest at 12% per annum and matures on August 13, 2021. The Company recognized a $67,416 derivative liability for the conversion rights attached to the note.	53,000	-

Less: Original issue discount on notes payable and warrants issued with notes.	(131,965)	-

Total	$2,891,675	$5,545,371

As of September 30, 2020, the Company had accrued $574,931 in unpaid interest and default penalties. During the quarter ended September 30, 2020, no shares were issued by the Company in settlement of promissory notes.

As of September 30, 2019, the Company had accrued $1,033,010 in unpaid interest and default penalties. During the quarter ended September 30, 2019, no shares were issued by the Company in settlement of promissory notes.

5. Derivative Liabilities

As of September 30, 2020, and December 31, 2019 the aggregate fair value of the outstanding derivative liabilities was $962,235 and $798,126, respectively. The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumption during the quarter ended September 30, 2020:

Three months ended September 30, 2020
Volatility	158.79%
Risk-free interest rate	0.15%
Expected dividends	-%
Expected term	1 year

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

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheet as of September 30, 2020:

	Fair Value Measurements as of September 30, 2020
	Level 1	Level 2	Level 3
Assets
Total assets	-	-	-
Liabilities
Conversion option derivative liability	$-	$-	$962,235
Total liabilities	$-	$-	$962,235

The following table set forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Conversion option derivative liability
Beginning balance	$798,126
Additions	361,118
Change in fair value	(197,009)
Ending balance	$962,235

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

Stock Warrants

In the three and nine months ended September 30, 2020, no new warrants were issued. There were no modifications of the terms of any warrants issued by the Company in the quarters ended September 30, 2020 and 2019.

Following is a summary of outstanding stock warrants at, and activity during the nine months ended, September 30, 2020:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2019	20,083,335	$0.05-500	$4.21

Issued	-	$-	$-

Expired and forfeited	(1,300)	$100-500	$192.31

Exercised	-	$-	$-

Warrants as of September 30, 2020	20,082,035	$0.05-200	$4.23

Summary of outstanding warrants as of September 30, 2020:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Fourth Quarter 2020	1,000	$200	0.50
First Quarter 2021	12,600	$200	0.75
Second Quarter 2021	5,812	$14-200	1.00
Third Quarter 2021	5,167	$30-200	1.25
Fourth Quarter 2021	300	$100	1.50
First Quarter 2022	150	$200	1.75
Second Quarter 2022	1,750	$150	2.00
Third Quarter 2022	1,650	$50-100	2.25
Fourth Quarter 2022	9,811	$80-290	2.50
First Quarter 2023	1,204,000	$0.05-40	2.75
Second Quarter 2023	802,000	$0.05-200	3.00
Third Quarter 2023	7,521,500	$0.05-100	3.25
Fourth Quarter 2023	6,024,300	$0.05-0.20	3.50
First Quarter 2024	3,660,000	$0.05	3.75
Second Quarter 2024	800,000	$0.05	4.00
Third Quarter 2028	3,000	$70	8.25
Second Quarter 2032	28,995	$10-70	12.00
	20,082,035	$0.05-200

7. Stock Compensation

Shares Issued for Services

During the quarters ended September 30, 2020 and 2019, the Company issued no shares of common stock for consulting fees.

8. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the nine-month periods ended September 30, 2020 and 2019 because the Company incurred a net loss in both periods.

For U.S. federal purposes the corporate statutory income tax rate was 21%, for 2019 and 2020 tax years.

The Company has recognized no tax benefit for the losses generated for the nine-month period through September 30, 2020. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

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

On August 16, 2020, the Company and Cytocom closed on an agreement for the Company to sublicense LDN and MENK for developing markets to Cytocom. Accordingly, the Company transferred to Cytocom all of its right, title and interest in and to LDN and MENK in Developing Markets and the License under the License Agreement of May 1, 2018 between the companies. Cytocom agreed in return to assume and pay approximately $5,200,800 of the Company’s notes payable, accounts payable and other accrued obligations. As of September 30, 2020, approximately $3,266,000 of notes payable together with interest accrued thereon had been assigned to Cytocom. The companies are continuing to negotiate and implement the assignments to Cytocom of the remaining accounts payable and other accrued obligations.

As a consequence of the 2020 transactions, the Company has now licensed most of the previously owned intellectual property rights. In exchange the Company has acquired and continues to own equity interest in the licensees. The consideration for the licenses has provide the Company with an opportunity to reduce its liabilities and strengthen its balance sheet.

The Company intends to continue on as a bio-pharmaceutical drug company and will pursue efforts to acquire assets through acquisition and licenses. To do so the Company will be required to raise additional capital in for the form of debt and/or equity. There is no guaranty that the Company will be able to make such acquisition or raise the capital required to execute the strategy.

10. Commitments and Contingencies

In October 2013, the Company announced the signing of a Distribution Agreement with AHAR Pharma, a Nigerian company, to market Lodonal™, in Nigeria for the treatment of autoimmune diseases and cancer. AHAR intends to distribute Lodonal™ through a local distributor network, an Internet client base and directly to hospitals, pharmacists and doctors in Nigeria. The first deliveries under the agreement took place in February 2018. Because AHAR Pharma failed to meet its contractual purchase obligations, the Company formally issued notice of default under the agreement.

On April 18, 2018, AHAR Pharma transferred its rights under the Distribution Agreement to Fidson Healthcare Plc (“Fidson”), and Fidson signed an exclusive distribution agreement with the Company to distribute Lodonal™. Discussions between the Company and Fidson in the first half of 2020 did not result in any orders or shipments under this agreement. The Company’s rights to sell Lodonal™ in developing markets, which includes Nigeria, were transferred to Cytocom in August 2020, and the Company will transfer its rights with Fidson to Cytocom in accordance with that transfer.

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

Operating Leases

At September 30, 2020, the Company was a party to an agreement to lease office space in Winter Park, Florida. Rental expense for the three months ended September 30, 2020 and 2019 was $177 and $2,162 respectively.

11. Subsequent Events

In October 2020, the Company received three notices of conversion from a note holder representing $53,000 of principal and $3,180 in accrued interest for debt issued on March 30,2020. The Company issued 6,892,613 common shares in connection with these notices at share prices ranging from $0.0078 to $0.0087 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements and Associated Risks

This section and other parts of this Form 10-Q contain forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the effects of the COVID-19 pandemic, and those discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2019 filed with the Securities and Exchange Commission on May 14, 2020 (the “2019 Form 10-K”) under the heading “Risk Factors”.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

We had no revenues from operations during the three-month periods ended September 30, 2020 and 2019.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended September 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2020	2019
Selling, general and administrative	$131	$389
Decrease from prior year	$(258)	$(199)
Percent decrease from prior year	(66)%	(34)%

For the three months ended September 30, 2020 and 2019, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2020	2019
Stock listing and investor relations expenses	$5	$2
Consulting and contractors	29	45
Payroll	38	235
Professional fees	38	27
Travel	-	4
Other expenses	21	76

In the three months ended September 30, 2020, total selling, general and administrative expense was $131 compared to $389 for the corresponding period in 2019, a decrease of $258 or 66%. Significant items included:

●	consulting and contractor services entered into to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $29 in 2020, a decrease of $16 or 36% over the $45 spent in 2019. The decrease was the result primarily of lower fees accrued for board services and the reversal of prior-period accruals fees expected to be paid for CEO services;

●	professional fees for legal, tax and accounting services in the amount of $38 in 2020, an increase of 11 or 41% over the $27 spent in 2019. The increase was primarily due to an increase in legal fees in 2020 arising from the assignment of certain liabilities to Cytocom; and

●	payroll in the amount of $38 in 2020, a decrease of $197 or 84% over the $235 accrued in 2019, reflecting the departure of employees in the fourth quarter of 2019 and at the end of April 2020, and the reversal accruals related to the resignation of the chief executive officer in April 2020; and

●	other expenses in the amount of $21 in 2020, a decrease of $55 or 72% over the $76 incurred in 2019, primarily reflecting a decrease in board of directors’ fees and employee allowances in 2020.

Interest Expense and Finance Expense

Interest expense for the three months ended September 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2020	2019
Interest expense	$101	$125
Increase / (Decrease) from prior year	$(24)	$(284)
Percentage Increase (Decrease) from prior year	(19)%	(69)%

The decrease in interest expense was primarily due to the settlement of certain notes payable that carried a high rate of interest in 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 (dollar amounts in thousands)

Revenues

We had no revenues from operations for the nine months ended September 30, 2020 and 2019.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the nine months ended September 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2020	2019
Selling, general and administrative	$516	$1,372
Decrease from prior year	$(856)	$(974)
Percent decrease from prior year	(62)%	(42)%

For the nine months ended September 30, 2020 and 2019, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the nine months September 30,
	2020	2019
Stock listing and investor relations expenses	$28	$20
Consulting and contractors	164	171
Payroll	103	705
Professional fees	78	101
Travel	-	2
Other expenses	143	373

In the nine months ended September 30, 2020, total cash and accruals for selling, general and administrative expense were $516 compared to $1,372 for the corresponding period in 2019, a decrease of $856 or 62%. Significant items included:

●	consulting and contractor services entered into to assist the Company in raising capital, manage investor relations, and develop business in new markets, in the amount of $164 in 2020, a decrease of $7 or 4% over the $171 spent in 2019. The increase was the result primarily of additional consulting services performed for the board of directors in 2020;

●	professional fees for legal, tax and accounting services in the amount of $78 in 2020, a decrease of $23 or 23% over the $101 spent in 2019. The decrease was primarily due to a decrease in legal fees in 2020; and

●	payroll in the amount of $103 in 2020, a decrease of $602 or 85% over the $705 accrued in 2019, reflecting the departure of employees in the fourth quarter of 2019 and at the end of April 2020, and the reversal accruals related to the resignation of the chief executive officer in April 2020; and

●	other expenses in the amount of $143 in 2020, a decrease of $230 or 62% over the $373 incurred in 2019, primarily reflecting a decrease in board of directors’ fees and employee allowances in 2020.

Research and development

R&D expenses and related percentages for the nine months ended September 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2020	2019
Research and development	$28	$-
Increase/(decrease) from prior year	$28	$(186)
Percent increase/(decrease) from prior year	100%	(100)%

Expenses for research and development in the nine months ended September 30, 2020 was $28 compared to $0 in the same period in 2019, as there were no costs in 2019 to maintain intellectual property licenses.

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

In the nine months ended September 30, 2020, the Company issued no warrants to stockholders.

In the nine months ended September 30, 2019, the Company issued 14,600,000 warrants to stockholders at an exercise price of $0.005, for which it recorded a debt discount of $73,000.

Interest Expense and Finance Expense

Interest expense for the nine months ended September 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2020	2019
Interest expense	$314	$397
Increase / (Decrease) from prior year	$(83)	$(473)
Percentage Increase (Decrease) from prior year	(21)%	(54)%

The decrease in interest expense was primarily due to the settlement of certain notes payable that carried a high rate of interest in the fourth quarter of 2019.

Liquidity and Capital resources

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had cash of $30,937 at September 30, 2020, compared to $4,925 at December 31, 2019.

For the nine months ended September 30, 2020 and 2019, net cash from/(used in) operating activities was $(161,988) and $597, respectively.

There was no cash used in investing activities for the three and nine months ended September 30, 2020 and 2019.

During the nine months ended September 30, 2020 and 2019, there were no proceeds from the sale of stock and exercise of stock warrants. The Company received $188,000 from the issuance of notes payable in nine months ended September 30, 2020, compared to $0 in 2019. There were no loan repayments made in cash in the nine months ended September 30, 2020 ($0 in 2019).

The Company does not expect to generate revenues from sales in the second half of 2020. If the Company is unable to raise additional working capital to meet all of its operating obligations and expenditures, the Company may have to modify its business plan. In addition, the extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company’s business and financial condition.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2020 and 2019, the Company did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Management assessed the effectiveness of the internal controls over financial reporting as of September 30, 2019, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of September 30, 2019, the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarters ended September 30, 2020 and September 30, 2019, no shares were issued by the Company.

No consideration was received by the Company in the quarters ended September 30, 2020 and September 30, 2019 for the exercise of previously issued warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at September 30, 2020, certain promissory notes on which the Company was in arrears on payments of principal as follows:

1.	Promissory notes aggregating $70,000 issued between December 2, 2014 and January 5, 2015. Lender earns interest at a rate of 10% per annum, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes were to be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. These notes were in default at September 30, 2020 as the Company was unable to pay installments on those notes on their due dates. As of the date of the filing of this Quarterly Report, the amount that is in default under these notes is $70,000, and the total arrearage including accrued interest and fees is $114,757.

2.	Promissory notes aggregating $149,500 issued between May 1, 2015 and June 30, 2016 and maturing between February 22, 2017 and November 1, 2018. Lenders earn interest at rates between 2% and 10% per annum. These notes were in default at September 30, 2020 as the Company was unable to repay those notes on their due dates. As of the date of the filing of this Quarterly Report, the amount that is in default under these notes is $149,500, and the total arrearage including accrued interest and fees is $184,827.

3.	Promissory notes aggregating $606,500 issued in the fourth quarter 2016. The notes accrue interest at 2% per annum and mature between November 1, 2017 and December 31, 2017. As September 30, 2020 the notes were in default as the Company was unable to repay those notes on their due dates. As of the date of the filing of this Quarterly Report, the amount that is in default under these notes is $606,500, and the total arrearage including accrued interest and fees is $683,187.

4.	Promissory notes aggregating $205,000 issued in the first quarter of 2017. The notes accrue interest at 2% per annum and mature between January 12, 2018 and September 30, 2018. On September 30, 2020, the notes were in default as the Company was unable to repay those notes on their due dates. As of the date of the filing of this Quarterly Report, the amount that is in default under these notes is $205,000, and the total arrearage including accrued interest and fees is $229,445.

5.	Promissory note for $150,000 issued in the second quarter of 2017. The note accrues interest at 2% per annum and mature between May 15, 2018 and May 31, 2018. The Company was unable to repay the note at maturity and at September 30, 2020 the notes were in default. As of the date of the filing of this Quarterly Report, the amount that is in default under this note is $150,000, and the total arrearage including accrued interest and fees is $167,063.

6.	Promissory notes aggregating $116,800 issued in the second quarter of 2017. The notes accrue interest at 2% per annum and mature between May 15, 2018 and May 31, 2018. The Company was unable to repay the note at maturity and at September 30, 2020 the notes were in default. As of the date of the filing of this Quarterly Report, the amount that is in default under these notes is $116,800, and the total arrearage including accrued interest and fees is $129,544.

7.	Promissory note for $425,000 issued in October 2017. The note is in default, giving the holder an option to convert the note to stock using the lowest value of the Company’s common stock 25 days prior to the conversion. In 2018, the defaults also resulted in certain penalties, as a result of which the principal amount of the note outstanding at September 30, 2020 had increased to $454,032. As of the date of the filing of this Quarterly Report, the amount that is in default under these notes is $425,000, and the total arrearage including accrued interest and fees is $623,430.

8.	Promissory notes aggregating $105,500 issued in the fourth quarter of 2017. The notes accrue interest at 2% per annum. The Company was unable to repay the note at maturity and at September 30, 2020 the notes were in default. At September 30, 2020, the notes were in default. As of the date of the filing of this Quarterly Report, the amount that is in default under these notes is $105,500, and the total arrearage including accrued interest and fees is $116,388.

9.	Promissory notes aggregating $47,975 issued in the first quarter of 2018. The notes accrue interest at 2% per annum and mature between May 2018 and January 2019. The Company was unable to repay the note at maturity and at September 30, 2020 the notes were in default. As of the date of the filing of this Quarterly Report, the amount that is in default under these notes is $47,975, and the total arrearage including accrued interest and fees is $52,917.

10.	Promissory notes aggregating $65,000 issued in the second quarter of 2018. The notes accrue interest between 2% per annum and mature between July 2018 and October 2018. The Company was unable to repay the note at maturity and at September 30, 2020 the notes were in default. As of the date of the filing of this Quarterly Report, the amount that is in default under these notes is $65,000, and the total arrearage including accrued interest and fees is $71,234.

11.	Promissory notes aggregating $118,000 issued in the third quarter of 2018, of which $3,000 were issued to a related party. The notes accrue interest at 2% per annum and mature between August 5, 2019 and January 5, 2019. The Company was unable to repay the note at maturity and at September 30, 2020 the notes were in default. As of the date of the filing of this Quarterly Report, the amount that is in default under these notes is $118,800, and the total arrearage including accrued interest and fees is $159,972.

12.	Promissory notes aggregating $283,855 issued in the fourth quarter of 2018. The notes accrue interest at 2% per annum and mature between January 2019 and November 2019. The Company was unable to repay the note at maturity and at September 30, 2020 the notes were in default. As of the date of the filing of this Quarterly Report, the amount that is in default under these notes is $283,855, and the total arrearage including accrued interest and fees is $307,929.

13.	Promissory note for $23,000 issued to a related party in the first quarter of 2019. The note accrues interest at 2% per annum and matures during July 2019. The note includes warrants for 4,600 shares with an exercise price of $5. At September 30, 2020, the note was in default. As of the date of the filing of this Quarterly Report, the amount that is in default under these notes is $23,000, and the total arrearage including accrued interest and fees is $24,763.

14.	Promissory note for $231,478 issued in the first quarter of 2019. The note accrues interest at 6% per annum and matured in February 2020. On September 30, 2020, the notes were in default. As of the date of the filing of this Quarterly Report, the amount that is in default under these notes is $231,478, and the total arrearage including accrued interest and fees is $250,344.

15.	Promissory note aggregating $10,000 issued in the second quarter of 2019. The note accrues interest at 2% per annum and matured in July 2019. At September 30, 2020 the note were in default. As of the date of the filing of this Quarterly Report, the amount that is in default under the notes is $10,000, and the total arrearage including accrued interest and fees is $11,295.

At September 30, 2020, the Company had insufficient cash on hand to repay these notes.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On November 16, 2020, Mr. Peter Aronstam notified the Company that he is resigning from the positions of Chief Financial Officer and Secretary of the Company, effective that date. His resignation was not due to any matter related to the Company’s operations, policies or practices, his experiences while serving in those positions or any disagreement with the management team.

With effect of Mr. Aronstam’s resignation and until a replacement can be found, Mr. Kevin Phelps, Director and Chief Executive Officer of the Company will temporarily take over the positions previously held by Mr. Aronstam for the roles of Chief Financial Officer and Secretary while maintaining his position as the Chief Executive Officer.

ITEM 6. EXHIBITS

Exhibit Number	Name of Exhibit

10.73	Agreement dated August 12, 2020 between Immune Therapeutics, Inc. and Cytocom, Inc. assigning all of .Immune Therapeutics’ right, title and interest in LDN and MENK in Developing Markets and the License to those products to Cytocom, and related matters.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: November 16, 2020	By:	/s/ Kevin J. Phelps
Kevin J. Phelps
Chief Executive Officer

Immune Therapeutics, Inc.

Date: November 16, 2020	By:	/s/ Peter Aronstam
Peter Aronstam
Chief Financial Officer