Form 10-K
period 2020-12-31
Immune Therapeutics, Inc.
filed 2021-04-15
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was $11,826,000, based on the last reported sale price of the registrant’s Common Stock on the OTC Markets on that date.

As of April 15, 2021, the registrant had outstanding 481,906 shares of common stock, $0.0001 par value per share.

IMMUNE THERAPEUTICS, INC.

2020 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K are considered forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) concerning our business, results of operations, economic performance and/or financial condition, based on management’s current expectations, plans, estimates, assumptions, and projections. Forward-looking statements are included, for example, in the discussions about:

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

We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described herein, and elsewhere in this Annual Report and in our other public reports filed with the Securities and Exchange Commission. It is not possible to predict or identify all such factors, and therefore the factors that are noted are not intended to be a complete discussion of all potential risks or uncertainties that may affect forward-looking statements. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Important factors that could cause such differences include, but are not limited to:

●	our lack of operating history;
●	our current and future capital requirements and our ability to satisfy our capital needs;
●	our inability to keep up with industry competition;
●	interpretations of current laws and the passages of future laws;
●	acceptance of our business model by investors and our ability to raise capital;
●	our drug discovery and development activities may not result in products that are approved by the applicable regulatory authorities. Even if our drug candidates do obtain regulatory approval, they may never achieve market acceptance or commercial success;
●	our reliance on key personnel and collaborative partners, including our ability to attract and retain scientists;
●	our reliance on third party manufacturing to supply drugs for clinical trials and sales;
●	our limited distribution organization with no sales and marketing staff;
●	our being subject to product liability claims;
●	our reliance on key personnel, including our ability to attract and retain scientists;
●	legislation or regulation that may increase the cost of our business or limit our service and product offerings;
●	risks related to our intellectual property, including our ability to adequately protect intellectual property rights;
●	risks related to government regulation, including our ability to obtain approvals for the commercialization of some or all of our drug candidates, and ongoing regulatory obligations and continued regulatory review which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements; and
●	our ability to obtain regulatory approvals to allow us to market our products internationally.

Moreover, new risks regularly emerge, and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this prospectus are based on information available to us on the date of this Annual Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Annual Report.

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

On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all the outstanding shares of TNI BioTech IP, Inc. On September 4, 2014, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc. We filed our name change amendment with the Secretary of State of Florida on October 27, 2014 changing our name to Immune Therapeutics, Inc.

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

On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Cytocom. The Restated Agreement restates the licensing arrangement between the Company and Cytocom as provided by the Original Agreement. The Restated Agreement grants the Company distribution and marketing rights for Lodonal™ and MENK for humans in certain Emerging Markets. In addition, the Company has been granted the rights to distribute and market Lodonal™ and MENK for animal use in the United States. The royalty due to Cytocom has been reduced from 5% to 1% of sales and the Company no longer has any ongoing obligations to pay for costs in connection with the assets of Cytocom. While the Company formalized the agreement to deconsolidate on May 1, 2018, Cato Research Ltd and Penn State University, both vendors of the Company, did not consent to assign the payables to Cytocom.

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

Original Restructuring Strategy

In October 2019, the Board of Immune Therapeutics, Inc. (“Immune”) approved the restructuring of Immune (“Original Restructuring Strategy”), which included a conversion of Immune promissory notes (the “Convertible Notes”) into a proposed new class of Series D Preferred equity. However, Immune was unable to obtain the requisite shareholder approval to issue the Series D Preferred equity, so that the plan to convert the debt into a Series D could not be completed. At the same time, the Shareholders did approve a 1- for 1000 reverse stock split (“Reverse Stock Split”).

Due to its inability to move forward on the proposed plan the Company has been forced to pursue alternatives to the Original Restructuring Strategy. In an effort to realize the potential value of its technology positions, the Board directed management to pursue possible sublicensing options with Forte and with Cytocom (with which it holds an equity interest.)

In the first quarter 2020 the Reverse Stock Split was submitted and approved by the State of Florida. In June 2020, the Company received notification that its application with the Financial Industry Regulatory Agency (“FINRA”) had been denied due to a deficiency cited in the Company’s capitalization. In March 2021, the Company refiled its application with FINRA for approval of its 1 for 1000 Reverse Stock Split. To date no action has been taken by FINRA. Management believes it has resolved the deficiency as reflected in the re-application to FINRA.

On February 27, 2020, the Company approved and entered into a license agreement (the “License Agreement”) with Forte Biotechnology International Corp. (“Forte”). As of April 15, 2021, this license agreement has not been executed as Forte has failed to fund the consideration defined in the agreement. Under the License Agreement, the Company granted Forte an exclusive license to develop and commercialize pharmaceutical products consisting of Lodonal and MENK for use in veterinary applications for all indications world-wide. Milestone payments and royalties are defined in the agreement based on development and royalties are based on sales during the license period.

The Initial License Fee totals includes the assumption of Company defaulted Notes and certain other liabilities. Forte will assume defaulted debt and certain accounts payable and accrued liabilities of the Company. The note holders and vendors associated with the assigned liabilities have not yet assigned their rights to Forte.

Negotiated Consideration for February 28, 2020 License to Forte

Consideration Assumption of:
Notes in Default.	$1,787,706
Accounts payable and accruals	261,706
Past Due Employee Obligations	990,201

Total Consideration to be Recognize Upon Execution	$3,039,613

The documentation associated with the Forte license has yet to be signed and the individual lenders need to provide their approval for the transfer of these notes. As such, the accompanying financial statements do not reflect any gain on sale. Until such time as the transaction is completed, Forte does not have clear title and interest to the veterinary rights.

On May 13, 2020, the Company and Cytocom entered into Amendment to The Second Amendment to The License Agreement (“Third Amendment”) that was effective December 31, 2018. The sublicense provides Cytocom with the Company’s previously licensed rights for LDN and Menk in Emerging Markets. Terms for consideration for the sublicense were not finalized until August 12, 2020, at which time Cytocom and the Company signed a letter agreement in which Cytocom agreed to assume a combination of defaulted Notes plus certain other liabilities. The Company agreed to transfer all their rights, title, and interest to Cytocom in technology licensed from Penn State Research Foundation in exchange for Cytocom assuming all past due and future obligations under the Penn State license.

In the third quarter of 2020, the Company received a Notice of Default (“Notice”) from Cytocom relating to the sublicensing transaction. The Company disputes the validity of the Notice on the basis that Cytocom has failed to execute on their consideration for the license.

As of April 4, 2021, the accounts payable, accruals and employee obligations transfers has not been fully executed. The Notes in default have been assigned and the transfer signed off by the creditors, but Cytocom still has not completed the assumption of the agreed upon obligations.

Consideration for May 13, 2020 License to Cytocom

Consideration Assumption of:
Notes in Default.	$3,038,107
Accounts payable and accruals	105,123
Past Due Employee Obligations	1,110,567
Total anticipated Consideration	$5,200,797
Recognized through December31, 2020	(3,314,333)
To Be Recognized upon Execution	$1,888,464

At December 31, 2020, the Company has an equity interest of 13.5% in Cytocom.

Assuming that the sublicensing transactions with Cytocom and Forte are completed as described herein, the Company has no operating assets which it intends to commercialize. Therefore, as described below, the Company will continue to explore opportunities to restructure its capital position and, if successful, resume its focus on commercializing pharmaceutical products.

Current Restructuring Strategy

Management recognizes that the Company cannot move forward without adequate capital resources. The transactions with Cytocom and Forte do not provide any new working capital to the Company.

As a result, Management is currently pursuing a strategy to re-capitalize the Company and position it for future growth. Key steps in the process include:

●	Re-apply to secure FINRA approval for the previously approved reverse stock split.
●	Improve the condition of the Company’s financial position and balance sheet:

○	License, where practical technologies which the Company will otherwise not be able to commercialize.
○	Seek additional capital to continue to maintain operations and compliance with OTC reporting requirements.
○	Seek funding from current Note Holders with exercisable warrants to convert such warrants as a means of raising capital and reducing outstanding debt.

●	Identify and seek to acquire late-stage assets for future commercialization.
●	Build out an appropriate operational infrastructure, generate new opportunities and grow shareholder value.

If the Company is unable to secure new working capital, other alternatives strategies will be required.

Rationale for Current Restructuring Strategy

Historically, the Company has been able to acquire and develop assets, spin them out and retain both an equity stake and royalties and milestone payments. In so doing, the Company has acted as an incubator for drug development. Management believes that this strategy can continue to be successful.

There can be no guaranties that the Company will be successful in:

●	Executing its restructuring plan
●	Securing adequate capital to continue operations.
●	Identifying and acquiring assets for future development.

The Company has rights to the following intellectual property, which have been substantially licensed from Forte and Cytocom, as described above. None of which have active programs to commercialize at this time:

Patent Status	Title:	Assigned

US2014024588 2014/01/23	Method for Inducing Sustained Immune Response	Nicholas P. Plotnikoff Assigned to TNI Biotech to Cytocom

AT346605T Federal Republic of Germany	Method for triggering a continuous immune response	See US Patent US2014024588 assigned same as above

2313364 Russian Federation	Method for triggering a continuous immune response	See US Patent US2014024588 assigned

India Patent, Application number 1627/KOLNP/2003 number 220265	Method for triggering a continuous immune response	See US Patent US2014024588 assigned

Ireland EP 1401471 BI	Method for triggering a continuous immune response	See US Patent US2014024588 assigned

People’s Republic of China, Application No.: 200810165784.8 China Patent CN1015113407 A	Method for triggering a continuous immune response	See US Patent US2014024588 assigned

United Kingdom Patent Application 02746503.8 “AN ENKEPHALIN PEPTIDE COMPOSITION	Method for triggering a continuous immune response “AN ENKEPHALIN PEPTIDE COMPOSITION	See US Patent US2014024588 assigned
Licensed
U.S. Patent number 7,879,870	Treatment of inflammatory and ulcerative disease of the bowel with opioid antagonists	Exclusive License from Penn State University Foundation to Jill Smith and LDN Research Group LLC from Jill Smith and LDN Research to Cytocom

Application number 15/437,365 issued 10/30/2018 Patent No 10111870	Treatment of inflammatory and ulcerative disease of the bowel with opioid antagonists	Exclusive License Jill Smith and LDN Research Group LLC same as above

U.S. Application Number: 11061932 Claims Priority to US 60648021 Canadian Pending 2,557,504	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor	Pending / Continuation Licensed Penn State University

Publication number: 20160256517 Pending	COMBINATORIAL THERAPIES FOR THE TREATMENT OF NEOPLASIAS USING THE OPIOID GROWTH FACTOR RECEPTOR	Licensed Penn State University

Patent number: 9375458 Filed: October 25, 2012 Date of Patent: June 28, 2016	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor	Licensed Penn State University

Patent number: 8003630Filed: August 25, 2006 Date of Patent: August 23, 2011	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor	Exclusive License Penn State University

Publication number: 20110123437 Type: Application Filed: February 3, 2011 Publication date: May 26, 2011	COMBINATORIAL THERAPIES FOR THE TREATMENT OF NEOPLASIAS USING THE OPIOID GROWTH FACTOR RECEPTOR	Licensed Penn State University

Patent number: 6737397 Type: Grant Filed: August 17, 2000 Date of Patent: May 18, 2004	Control of cancer growth through the interaction of [MET5]-enkephalin and the zeta receptor	Licensed Penn State University

Patent number: 6136780 Type: Grant Filed: March 27, 1997 Date of Patent: October 24, 2000	Control of cancer growth through the interaction of [Met.sup.5 ]-enkephalin and the zeta (.zeta.) receptor	Licensed Penn State University

US 7,807,368 (US PgPub 2008- 0146512 A1)	Cyclin-dependent kinase inhibitors as targets for opioid growth factor treatment.	Licensed Penn State University

US9375458B2	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor	Licensed Penn State University Pending

CN 200910011030 (No related apps)	naloxone and composition thereof in preparing drug for treating cancer. Shan Fengping: August 26, 2009.	Assigned Fingping Shan

Application: CN20071051586 on 15 Feb 2007 - international: A61K39/00; A61K39/39; A61P37/04 Publication: 15 Feb 2007 PAT: CN101244270	Application of methionine enkephalin in preparing human or animal vaccination	Assigned Fingping Shan

CN 200710158742 2017 granted	application of compounds methionine enkephalin for preparing medicine for curing blood medulla hematopoietic system cancer	Assigned Fingping Shan

CN 200610046249 (No related U.S. applications)	Aerosol containing Met-Enkephalin. Shan Fengping: November 15, 2006.	Assigned Fingping Shan

CN 200310120896 2006	food for regulating human body immune balance.	Assigned Fingping Shan

CN 200610046249	Aerosol containing Met-Enkephalin. Shan Fengping:	Assigned Fingping Shan

WO 2007/067753 (PTC /US2006 /046925 Pending	Methods of reducing side effects in cancer therapy	assigned Fengping Shan

CN 200510019964	Use of Methionine Enkephalin in preparation of medicine for reducing toxic side effects of chemical or radioactive	Assigned Fengping Shan

CA 200810229085	Use of Methionine Enkephalin in treating intestinal cancer and pancreatic cancer	Assigned Fengping Shan

China Patent 200810229085	The invention belongs to the technical field of treating tumors by immunization therapy. In particular, a method for treating intestinal cancer and pancreatic cancer cells by Methionine Enkephalin under conditions of in- vivo injection and in- vitro cell culture so as to achieve the treating

aim.	21-Mar-26	IRT-101 (MENK)

Competition

The industry for treatment of humans is highly competitive and subject to rapid and significant technological change. While we believe that our technology rights provide our sublicenses with competitive advantages. Our sub-licensees will face potential competition from many different sources including large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions.

Many of our sublicensee’s potential competitors have substantially greater financial, technical, and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, those competitors may be more successful than our sublicensees’ may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Their competitors’ drugs may be more effective, or more effectively marketed and sold, than any drug our sublicensees may commercialize and may render their product candidates obsolete or non-competitive before they can recover the expenses of developing and commercializing any of their product candidates. Further, the development of new treatment methods for the conditions our sub licensees are targeting could render their drugs non-competitive or obsolete. The ability of our sublicensees to overcome competitive factors will materially impact the value of our equity holdings in such licensees.

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

Item 1A. Risk Factors

Not required for Smaller Reporting Companies

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We maintain our office headquarters at 2431 Aloma Ave., Suite 124, Winter Park, Florida 32792. The monthly lease cost is approximately $350. The lease is cancelable upon one month’s notice.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for quotation on the OTCQB marketplace under the symbol IMUN. Our common stock began trading in November 1999 on OTC under the name Galliano International Ltd. Trading under the name of TNI BioTech, Inc. commenced in March 2012 under the symbol TNIB. The symbol was changed to IMUN on December 11, 2014. The following table sets forth the high and low sales prices per share of our common stock (presented based on a 1:1,000 reverse stock split) for the periods indicated as reported by the OTC Markets Group, Inc.

Period

	Price Range
	High	Low
Quarter Ended:

December 31, 2020	$49	$11
September 30, 2020	$50	$13
June 30, 2020	$29	$10
March 31, 2020	$15	$5

Quarter Ended:

December 31, 2019	$10	$4
September 30, 2019	$10	$4
June 30, 2019	$9	$4
March 31, 2019	$20	$4

Record Holders

As of March 31, 2021, we have approximately 621 active stockholders of record of our common stock.

Dividends

The Company paid no dividends in 2020 or 2019. We do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on its common stock other than those generally imposed by applicable state law.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2020 and 2019, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Item 1A. Risk Factors of this Annual report on Form 10-K.

Overview

Revenue, Direct Expenses and Gross Margin

The Company had no revenue and incurred no direct expenses during the years ended December 31, 2020 and 2019.

Direct expenses include the cost of finished product sold from the Company’s contract manufacturers, sales incentives, associated travel, and inventory return charges.

Research and Development

R&D expenses consist of payments made to contractors for services related to research and product development, product development costs, payments made for patents and licenses to which the Company has acquired rights to use. The Company’s spending on R&D has been primarily to maintain patents and licenses.

Operating Expenses

Selling, general and administrative expenses primarily include salary and benefit costs for employees and contractors included in general and administrative functions, professional services, insurance, travel expenses, telecommunications, and office expenses. Professional services consist principally of external legal, audit, tax and other consulting services.

Other income (expense)

Other income (expense) consists of interest expense on borrowings, finance charges reflecting with debt issuance costs and changes in fair market value of derivative liabilities. During the twelve-month period ended December 31, 2020, the Company recognized a non-cash gain upon the assignment of certain debt agreements with Cytocom.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. At December 31, 2020 and 2019 the Company had no leases to which the standard applies.

At December 31, 2020, the Company was a party to an agreement to a short-term operating lease for office space in Orlando, Florida. This agreement allows for cancellation with thirty days’ notice. Rental expense for the years ended December 31, 2020 and 2019 was $3,000 and $12,661, respectively.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2020, the Company has no cash balances in excess of insured limits.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, “Financial Instruments”, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. Cash, accounts payable, and accrued liabilities are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of notes payable also approximate fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and are comprised of fees paid to consultants and patent related costs.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2020 and 2019, the Company does not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2020, and 2019, the Company has not accrued any interest or penalties related to uncertain tax positions.

Stock-Based Compensation and Issuance of Stock for Non-Cash Consideration

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values equaling either the market value of the shares issued, or the value of consideration received, whichever is more readily determinable. Generally, the non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair value of the Company’s common stock at the date of the agreement.

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

The Company did not grant any stock-based compensation awards during the years ended December 31, 2020 and 2019.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

The Company’s potentially dilutive securities, which include warrants and potential common shares issuable under certain convertible notes, have been included in the computation of diluted net income per share for the twelve-month period ended December 31, 2020. Net income per share, for the year ended December 31, 2020, was calculated by dividing the net loss by the weighted-average number of common share outstanding for the period determined using the treasury-stock method and the if-converted method.

For the twelve-month period ended December 31, 2019, the potentially dilutive securities were excluded from the computation of diluted loss per share as the effect would be to reduce the net loss per common share. Therefore, the weighted-average common stock outstanding used to calculate both basic and diluted net loss per share for the year ended December 31, 2019.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues (dollar amounts in thousands):

We had no revenues from operations for the years ended December 31, 2020 and 2019.

Operating Expenses

Selling, general and administrative (dollar amounts in thousands):

Selling, general and administrative expense for the years ended December 31, 2020 and 2019 were as follows (dollar amounts in thousands):

	2020	2019
Selling, general and administrative	$760	$2,368
Decrease from prior year	$(1,608)	$(864)
Percent decrease from prior year	(68)%	(27)%

In 2020, selling, general and administrative expense was $760, compared to $2,368 for 2019, a decrease of $1,608 or 68%. For the years ended December 31, 2020 and 2019, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	2020	2019
Stock listing and investor relations expenses	$33	$50
Professional fees and consulting	530	632
Payroll	177	1,543
Other expenses	20	143
	$760	$2,368

The decrease in selling, general and administrative expense was attributable primarily to the reduction in payroll costs and on cost of legal and board fees as the Company has effected a realignment of its corporate strategy in 2020.

Research and development

R&D expenses for the years ended December 31, 2020 and 2019 were as follows (dollar amounts in thousands):

	2020	2019
Research and development	$126	$336
Decrease from prior year	$210	$192
Percent decrease from prior year	(63)%	133%

R&D is overseen and managed internally, working with individuals, and universities in order to utilize patents that we have sub-licensed or acquired since our inception. We continue to seek to expand our pipeline of patents by reviewing other compounds, technologies, or capabilities. We also seek out promising compounds and innovative technologies developed by third parties to incorporate into our discovery and development processes or projects.

For the years ended December 31, 2020 and 2019, research and development expenses were made up as follows (dollar amounts in thousands):

	2020	2019
Patent expenses	$33	$318
Professional fees	93	18
	$126	$336

Expenses for research and development decreased by 63% compared to expenses in the same period 2019. The change was primarily due to higher professional fees incurred in 2020 offset by reduced patent related expenses in the current year.

Stock issued for services

The cost of stock issued for services was zero in 2020 and $131 in 2019. The decrease in expense reflects that no such professional services were paid by the issuance of common stock in 2020. The number of shares issued for consulting services in 2019 was 3,300.

Warrant valuation expense

The Company did not issue any warrants in 2020. In 2019, the Company issued 14,600 warrants as part of notes payable at an exercise price of $5, for which it recorded a $0 warrant expense.

When the Company sells its stock to stockholders for cash, it periodically issues common stock warrants to certain stockholders to acquire additional stock at prices agreed at the date of the original sale. The Company incurs a cost for the rights attached to the warrants, which is calculated using the Black-Scholes Model. This expense is reported in the Consolidated Statements of Operations above as the Warrant valuation expense.

Depreciation and amortization

All Fixed Assets of the Company were fully depreciated at December 31, 2020. The Company amortizes the costs incurred to acquire capitalized assets over the estimated useful life of the associated asset.

Interest Expense

Interest expense for the years ended December 31, 2020 and 2019 were as follows (dollar amounts in thousands):

	2020	2019
Interest expense	$480	$894
Increase/(decrease) from prior year	$(414)	$(289)
Percentage increase/(decrease) from prior year	(46)%	(24)%

Interest expense is comprised of loan origination fees and interest owed by the Company. The decrease year over year was attributable to the lower level of debt in the Company. During the third quarter of 2020, the Company assigned notes payable aggregating $2,728,731 to Cytocom.

Gain/(Loss) on assignment of certain debt and liabilities (dollar amounts in thousands):

The Company recorded $3,502,280 in 2020 recognizing a non-cash gain on the settlement of certain debt and liabilities with the assignment of these to Cytocom. The Company recorded no gain or loss in 2019 on such assignments.

Liquidity:

Liquidity is measured by the Company’s ability to secure enough cash to meet its contractual and operating needs as they arise. The Company had cash of $9,971 at December 31, 2020 compared to $4,925 at December 31, 2019.

For the years ended December 31, 2020 and 2019, cash used in operating activities was $191,954 and $934, respectively. The Company had no cash inflows or outflows for investing activities for the years ended December 31, 2020 and 2019. During 2020 the Company received proceeds of $197,000 from notes issuances. In 2019, the Company was able to cover its operating and investing cash-flow requirements through its existing cash balances and without the need to issue notes payable or to sell equity.

The Company cannot be certain that it will generate sufficient cash flows for the next 12 months to pay for operating expenses and to pay off current and past-due obligations. The Company expects to fund operations through sales of equity and notes payable, and conversions of exiting obligations into equity. Over the next 12 months, the Company believes it will require between $500,000 and $1,000,000 to meet its ongoing expenses and obligations.

If the Company is unable to generate sufficient cash flows from sales, or if it does not raise additional working capital to meet all its operating obligations and expenditures, the Company may have to modify its business plan.

Off-Balance Sheet Arrangements

During the years ended December 31, 2020 and 2019, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2020 and 2019 and the report of Turner, Stone & Company, L.L.P. (“Turner”), our independent registered public accounting firm, are set forth on pages F-1 through F-21 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the has concluded that our disclosure controls and procedures are ineffective to ensure that information disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. This determination was based on the limited accounting staff, the lack of segregation of duties and the lack of an audit committee at December 31, 2020, which creates a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness means there is a risk that our financial reports or other filings may contain an error or inaccuracy or not submitted timely.

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

Our Chief Executive Officer has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee at December 31, 2020, management concluded that, as of December 31, 2020, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2020, the Company’s Chief Financial Officer resigned and as of the filing of this report on Form 10-K, this position has not been filled. There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

As of May 14, 2021, the number of voting members of our Board of Directors was 3. The members of our Board of Directors as of May 14, 2020 are as follows:

Name	Age	Director Since	Position
Kevin Phelps	66	November 2018	Chief Executive Officer and Director
Dr. Roscoe Moore	66	August 2018	Director and Chairman of the Board

The biographies of each director below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

Kevin Phelps — Mr. Phelps, 66, is a General Partner in Trillium Group, LLC, a Rochester, New York based venture capital firm and a Founder of Cashel Rock Advisors and FinanciaLink Strategic Alliances, two private wealth management firms specializing in strategies for corporations and high net-worth individuals. On April 30, 2020, Mr. Phelps was appointed interim Chief Executive Officer following the resignation of Mr. Handley,

His professional experience began as a CPA with Price Waterhouse (now PwC), where he consulted with over 20 companies with a principal focus on emerging growth opportunities. In 1987, he was recruited to head financial planning for Eastman Kodak’s BioProducts Division. He assisted in the spinoff of the business into an international joint venture and became the Chief Financial Officer and later Executive VP of Business Development of the new entity, Genencor International, Inc. Following Genencor, Mr Phelps joined Trillium Group, LLC a regional private equity firm. . In addition, Mr. Phelps has served as Chief Financial Officer of Vaccinex, Inc. (Nasdaq “VCNX”), and is currently Director/Chairman of OyaGen, Inc., a pre-clinical drug development company and Director for Arev Nanotek Brands (CSE “AVER”), a plant extraction and phyto-medicinal development company.

Dr. Roscoe Moore — Dr. Moore, 66, was a career officer within the Commissioned Corps of the United States Public Health Service (USPHS) and Assistant United States Surgeon General (Rear Admiral, USPHS) within the Immediate Office of the Secretary, Department of Health and Human Services (HHS). He operated as Principal Liaison between the HHS and the ministries of health of African countries for the development of infrastructure for preventive health needs and was integrally involved in the formation of the President’s Emergency Program for AIDS Relief (PEPFAR) program under President George W. Bush, a program which is credited with turning the tide of the global AIDS pandemic. He was selected as Chief Veterinary Medical Officer, USPHS, by Surgeon General C. Everett Koop, and was the Chief Epidemiologist with the Center for Devices and Radiological Health for the FDA. Dr. Moore served as an Epidemic Intelligence Service Officer with the U.S. Centers for Disease Control and Prevention (CDC) and as the ranking veterinarian across all uniformed services, including the armed forces. Dr. Moore has conducted clinical research on infectious diseases including Venezuelan equine encephalitis, tuberculosis, listeriosis, psittacosis, malaria, and HIV/AIDS. He has also been involved in the development of a sustainable infrastructure for the surveillance of emerging and re-emerging diseases worldwide. He has written or co-authored over 100 publications covering a broad range of public health issues.

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

Executive Officers

Biographical information concerning our Chief Executive Officer is set forth above.

Board Committees

In February of 2015, the Board authorized the formation of and adopted charters for an audit committee, compensation committee and nominating committee. At December 31, 2020, we had not yet established an audit committee, compensation committee, or nominating committee. In April 2020, the full Board resolved to constitute itself as the Company’s audit committee until such time as an audit committee is appointed. During 2020, the functions ordinarily handled by these committees were handled by our entire Board. As of the date of filing this annual report, no members were appointed to the audit committee, compensation committee or nominating committee. The compensation committee and nominating committee have not yet held any meetings.

Family Relationships

There are no familial relationships between any of our officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Director Independence

The Company is not currently listed on any national securities exchange that has a requirement that the board of directors be independent. At December 31, 2020, Dr. Moore, is deemed an “independent director” as that term is defined under the rules of the NASDAQ Capital Market.

Code of Ethics

We have adopted a Code of Ethics that applies to all our employees and officers, and the members of our Board of Directors. The Code of Ethics is available on our corporate website at www.immunetherapeutics.com. You can access the Code of Ethics on our website by first clicking “About Us” and then “Corporate Governance.” Any amendment to or waiver of the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2020, the Reporting Persons met all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table summarizes the annual compensation of our Named Executive Officers (defined below), as of December 31, 2020. “Named Executive Officers,” consistent with Item 402(m) of Regulation S-K promulgated under the Exchange Act, include: (i) the Company’s Principal Executive Officer and individuals acting in a similar capacity during fiscal year 2020, regardless of compensation level; (ii) the Company’s two most highly compensated executive officers other than the Principal Executive Officer who were serving as executive officers at the end of fiscal year 2020; and (iii) up to two additional individuals who would have been included under (ii) above but for the fact that the applicable individual was not serving as an executive officer of the Company at the end of fiscal year 2020.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total($)

Kevin Phelps (1)
Chief Executive Officer	2020	$160,000	$-	$-	$-	$-	$160,000

Peter Aronstam (2)	2020	$52,500	-	-	-	-	$52,500
Former Chief Financial Officer	2019	$60,000	-	-	-	-	$60,000

(1) Mr. Phelps became Chief Executive Officer on April 29, 2020. In 2020, Mr. Phelps agreed to defer payment of his of salary until the Company had sufficient income to pay the compensation in cash. At December 31, 2020, the salary deferred for Mr. Phelps was $160,000. In 2020, no stock compensation awards were issued to Mr. Phelps.

(2) Mr. Aronstam resigned as the Company’s Chief Financial Officer on November 16, 2020.

Summary Director Compensation Table

The following table shows information regarding the compensation earned or paid during 2020 to Non-Employee Directors who served on the Board during the year.

Name and Principal Position	Year	Fees Paid or Earned in Cash ($)		Stock Awards ($)		Option Awards ($)	Non-equity incentive plan compensation	Non-qualified incentive plan compensation	All Other Compensation ($)	Total ($)

Dr. Roscoe Moore,	2020	60,000	(1)	-	(1)	-	-	-	-	60,000
Director, Chairman of the Board	2019	60,000	(1)	-	(1)	-	-	-	-	60,000

Kevin Phelps,	2020	60,000	(2)	1,340		-	-	-	-	61,340
Director	2019	60,000	(2)	1,340		-	-	-	-	61,340

Michael Sander,	2020	60,000	(3)	-		-	-	-	-	60,000
Director	2019	10,000	(3)	-		-	-	-	-	5,000

For 2020, all members of the Board of Directors who are not our employees, or Non-Employee Directors, currently earn an annual retainer of $60,000 per year, payable monthly in arrears. No payments were made on these retainers in 2020.

In addition, Non-Employee Directors are eligible to receive stock or warrants upon their appointment to the Board. Certain members of the Board of Directors are also entitled to receive quarterly or annual payment of Company shares or warrants to acquire shares for their services. No stock compensation awards were issued in 2020. We do not currently have minimum stock ownership guidelines for Non-Employee Directors.

We reimburse Non-Employee Directors for actual out-of-pocket costs incurred to attend board meetings. No additional compensation is paid for attendance in person or by telephone at board meetings.

(1) For services as a director in 2020, Dr. Moore was entitled to receive payment of $60,000 ($60,000 in 2019). Dr. Moore has agreed to defer his fees. 300 shares of common stock were issued to Dr. Moore in 2019 for services as director in 2019. Dr. Moore also served as a senior advisor to the Company between November 2017 and November 2019. As compensation for his services in that role, Dr. Moore was to be paid a monthly fee of $1,500. Dr. Moore has agreed to defer such fees.

(2) For services as a director in 2020, Mr. Phelps was entitled to receive payment of $60,000 ($60,000 in 2019). Mr. Phelps has agreed to defer his fees. until 2020. 200 shares of common stock were issued to Mr. Phelps in 2019 for services as director in 2019 for which the Company recorded an expense of $1,340.

(3) Mr. Sander resigned as a director on January 21, 2021. For services as a director in 2020 and 2019, Mr. Sander was entitled to receive payment of $60,000 and $10,000, respectively. Mr. Sander agreed to defer his fees. In accordance with his director’s agreement with the Company, Mr. Sander is entitled to receive each quarter either 5,000 restricted shares of Company stock or warrants to purchase 5,000 shares of Company stock, at his election. Mr. Sander did not make an election in 2019; accordingly, no shares of common stock or warrants were issued to Mr. Sander in 2019 for services as director in 2019 and no expense was accrued.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2021 (the “Determination Date”) by: (i) each current director of our company; (ii) each of our named executive officers; (iii) all current executive officers and directors of our company as a group; and (iv) all those known by us to be beneficial owners of more than five percent (5%) of our common stock.

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

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 481,906 shares of common stock outstanding as of March 31, 2021. Unless otherwise indicated, the business address of each person in the table below is c/o Immune Therapeutics, Inc., 2431 Aloma Ave., Suite 124, Winter Park, Florida 32792.

Name and Address	Amount of Beneficial Ownership*	Percentage of Class %

Dr. Roscoe Moore, Director and Chairman of the Board	2,175	<1%
Kevin Phelps, Director and Chief Executive Officer	200	<1%

All directors and officers as a group (2 persons)	2,375	<1%
Noreen Griffin, Investor (1)	61,010	11.3%

*	The percentages are calculated using 481,906 outstanding shares of the Company’s common stock on March 24, 2021, as adjusted pursuant to Rule 13d-3(d)(1)(i). Pursuant to Rule 13d-3(d)(1) of the Exchange Act, shares beneficially owned by a person or group includes shares of common stock that such person or group has the right to acquire within 60 days after March 31, 2020, which includes, but is not limited to, (i) shares subject to exercisable options or options exercisable within 60 days of March 31, 2021 and (ii) shares subject to RSUs or performance share awards that will vest within 60 days of March 31, 2021.

(1)	Ms. Griffin served as the Company’s CEO until September 2019. Represents 704 shares held in the name of Griffin Enterprises Group, Inc. which is 50% owned and managed by Robert Wilson, Ms. Griffin’s son; 2,685 shares held by Griffin Family Trust, an irrevocable trust that is not managed by Ms. Griffin; 429 shares held by Ms. Griffin, individually. In addition, 49,772 shares associated with a convertible note held Global Reverb Corp., an entity owned 100$ by Ms. Griffin; and 7,420 common stock warrants which have been issued to Ms. Griffin.

Item 13. Certain Relationships and Related Party Transactions

None

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by Turner, Stone & Company, L.L.P., our independent registered public accounting firm, during the fiscal years ended December 31, 2020 and December 31, 2019 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2020	December 31, 2019

Audit Fees	$57,000	$48,000
Audited Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description

3.1	Restated Articles of Incorporation*
3.2	Bylaws*
10.1	Sale and Assignment of Patent and Transfer of Technology Agreement with Nicholas Plotnikoff †>
10.2	Agreement with Professor Shan †>
10.3	Patent License Agreement with Penn State Research Foundation r†
10.4	Patent License Agreement Between Immune Therapeutics, Inc. and Jacqueline Young for the intellectual property of Dr. Bernard Bihari#
10.5	Strategic Framework Agreement for Cooperation with Hubei Qianjiang Pharmaceutical Company, and Commissioned Processing Contract, and Addendum to Venture Cooperation †>
10.6	Malawi Memorandum of Agreement with GB Oncology & Imaging Group Ltd.#
10.7	Letter of Intent between GB Oncology & Imaging Group Ltd. and G-Ex Technologies St. Maris Pharma Limited #
10.8	Distribution Agreement in Nigeria with GB Pharma Holdings Inc. †>
10.9	ViPharma Agreement †>
10.10	Strategic Framework Agreement, Addendum to Venture Cooperation and Supplementary Agreement with Hubei Qianjiang Pharmaceutical Company (MENK) (filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.11	Manufacturing Agreement with Laboratorios Ramos (and English translation)>
10.12	Engagement Agreement for Corporate Advisory Services by the Brewer Group?
10.13	Employment Agreement with Noreen Griffin (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.14	Master Service Agreement with American Peptide Company (filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.15	Agreement with AHAR Pharma (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.16	Consulting agreement with Dr. Graham Burton (filed as Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.17	Promissory note to Robert J. Dailey, issued February 6, 2014, for $200,000 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.18	Promissory note to Robert J. Dailey, issued March 7, 2014, for $200,000 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.19	Promissory note to Robert J. Dailey, issued March 28, 2014, for $200,000 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.20	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $399,000 µ
10.21	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $400,000 µ
10.22	Distribution Agreement, effective June 11, 2014, between Airmed Biopharma Limited and PanAm Global Logistics, Inc. (filed as Exhibit 1.1 to our Current Report on Form 8-K filed June 25, 2014, and incorporated herein by reference).
10.23	Immune Therapeutics, Inc. 2014 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on July 17, 2014, and incorporated herein by reference).
10.24	Supplementary Agreement on New Drug Methionine – Enkephalin Cooperation, dated August 6, 2014, between Immune Therapeutics, Inc. and Hubei Qianjiang Pharmaceutical Co., Ltd. (filed as Exhibit 1.1 to our Current Report on Form 8-K on August 13, 2014, and incorporated herein by reference).

10.25	Assignment by Professor Fengping Shan Ph.D. to Immune Therapeutics, Inc., executed August 6, 2014 (filed as Exhibit 1.2 to our Current Report on Form 8-K on August 13, 2014, and incorporated herein by reference).
10.26	Clinical Trial Agreement, dated October 20, 2014, between TNI BioTech International Ltd. and American Hospital and Resorts (filed as Exhibit 10.1 to our Current Report on Form 8-K on October 30, 2014, and incorporated herein by reference).
10.27	Contract for the Compounding of Pharmaceutical Products, dated December 8, 2014, between Immune Therapeutics, Inc. and KRS Global Biotechnology, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K on December 15, 2014, and incorporated herein by reference).
10.28	Services Agreement, dated December 15, 2014, between Immune Therapeutics, Inc. and Aronstam Management Services, Inc. µ
10.29	Royalty Agreement (Filed as Exhibit 10.1 to our Current Report on Form 8-K on May 21, 2015, and incorporated herein by reference.)
10.30	Change of Transfer Agent Agreement (Filed as Exhibit 99.1 to our Current Report on Form 8-K on January 26, 2015, and incorporated herein by reference.)
10.31	Real Property Leases for Florida Office and Extensions dated July 19, 2017 and November 13, 2017
10.32	Compounding Contract with Complete Pharmacy and Medical Solutions, LLC (filed as Exhibit 10.1 to our Current Report 8-K on May 20, 2016, and incorporated herein by reference.)
10.33	Employment Agreement with Robert Wilson (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference).
10.34	Letter of Intent with Super T-Cell Cancer Co., (filed as Exhibit 10.1 to our Current Report on Form 8-K on April 21, 2016, and incorporated herein by reference.)
10.35	Extension of Employment Agreement with Noreen Griffin dated March 9, 2018.
10.36	Extension of AHAR Agreement dated March 29, 2016. µ
10.37	Extension of Employment Agreement with Peter Aronstam dated July 1, 2017.
10.38	Consulting Agreement with Joyce Banda dated September 1, 2016. µ
10.39	Intellectual Property Assignment Agreement with Cytocom, Inc. dated September 4, 2015.
10.40	Consulting Master Services Agreement with Coté Orphan, LLC dated February 16, 2016.
10.41	Securities Purchase Agreement and related agreements with JMJ Financial dated April 12, 2016 (filed as Exhibit 10.1 to our Current Report 8-K on April 18, 2016, and incorporated herein by reference).
10.43	Patent License Agreement dated September 24, 2014 between Dr. Jill P. Smith, LDN Research Group LLC and Cytocom, Inc. and related agreements.
10.44	Promissory Note dated February 6, 2017 issued to Phoenix Fund Management, LLC.
10.45	Settlement agreement with Phoenix Fund Management, LLC dated February 28, 2017.
10.46	Settlement agreement with Mr. Marshall Faulk dated April 3, 2017.
10.47	Promissory Note dated April 5, 2017 to Robert J. Dailey in the principal amount of $150,000.
10.48	Securities Purchase Agreement and Warrant dated May 1, 2017 with Ira Gaines.
10.49	Distribution Agreement with TNI BioTech International Ltd. and Omaera Pharmaceuticals Ltd. Dated August 22, 2017.
10.50	Settlement and mutual release agreement dated October 12, 2017 with Phoenix Fund Management, LLC and Far East Holdings, LLC.
10.51	Securities Purchase Agreement dated October 25, 2017 with Iliad Research and Trading, L.P.
10.52	Iliad Research and Trading (i) promissory note and (ii) warrant dated October 25, 2017.
10.53	Independent Corporate Development and Consulting Agreement with CSJ Group, LLC, and Advanced BioStrategies, Inc. dated December 5, 2017.
10.54	Independent Corporate Development and Legal Advising Agreement with CSJ and August Strategic & Legal Advisors, Inc. dated December 6, 2017
10.55	Loan agreement and promissory note with Joel Yanowitz, dated January 9, 2018, for $50,000 (filed as Exhibit 10.23 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).
10.56	Loan agreement and promissory note with Rogoff Family Trust, dated February 13, 2018, for $50,000 (filed as Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).
10.57	Amended and restated License Agreement with Cytocom, Inc. dated May 1, 2018 (filed as Exhibit 10.1 to our Current Report dated June 4, 2018, and incorporated herein by reference).

10.58	Stock Purchase Agreement with Cytocom, Inc. dated June 4, 2018 (filed as Exhibit 10.2 to our Report on Form 8-K dated June 4, 2018, and incorporated herein by reference).
10.59	Promissory Note dated February 27, 2019 to Phoenix Group in the principal amount of $231,478.39.
10.60	Second Amendment to License Agreement with Cytocom Inc., effective December 31, 2018 and signed April 8, 2019.∞
10.61	Employment Agreement with Michael Handley dated September 20, 2019 (Filed as Exhibit 10.1 to our Current Report on Form 8-K on September 25, 2019, and incorporated herein by reference.).
10.62	License Agreement dated January 15, 2020 with Forte Biotechnology Int’l. Corp. ∞
10.63	Letter of Intent dated March 17, 2020 with Cytocom, Inc., setting forth the preliminary terms and conditions of a potential collaboration agreement for the development of Lodonal™ and IRT-101 for use against COVID-19 (Filed as Exhibit 10.1 to our Current Report on Form 8-K on March 20, 2020, and incorporated herein by reference.).
10.64	Convertible Promissory Note dated March 30, 2020 to Redstart Holdings Corp. in the principal amount of $53,000. ∞
10.65	PRC Amendment to The Second Amendment to the License Agreement effective December 31, 2018 with Cytocom, Inc. and signed May 12, 2020. ∞
21.1	List of Subsidiaries
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed with the Form 10 Registration Statement filed with the SEC on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
#	filed with the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
+	filed with the Amendment No. 2 to the Form 10 Registration Statement filed with the SEC on July 18, 2013 and incorporated herein by reference.
^	filed with the Amendment No. 3 to the Form 10 Registration Statement filed with the SEC on August 23, 2013 and incorporated herein by reference.
?	filed with the Amendment No. 4 to the Form 10 Registration Statement filed with the SEC on September 25, 2013 and incorporated herein by reference.
Î	filed with the Amendment No. 5 to the Form 10 Registration Statement filed with the SEC on October 11, 2013 and incorporated herein by reference.
†	Portions of this exhibit have been redacted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.
>	Filed with the Amendment No. 6 to the Form 10 Registration Statement filed with the SEC on November 21, 2013 and incorporated hereby by reference.
R	Filed with the Amendment No. 7 to the Form 10 Registration Statement filed with the SEC on January 22, 2015 and incorporated hereby by reference.
∞	Filed with Form 10-K for the year ended December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immune Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immune Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

April 15, 2021

We have served as the Company’s auditor since 2012.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	December 31, 2020	December 31, 2019
ASSETS

Current Assets:
Cash	$9,971	$4,925
Total current assets	9,971	4,925

Fixed Assets:
Computer equipment, net	-	691
Deposits	200	200

Total assets	$10,171	$5,816

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,562,515	$2,655,952
Accrued payroll	3,627,648	3,610,810
Accrued interest	635,217	899,904
Accrued liabilities	221,057	136,057
Net due to related parties	531,420	48,217
Notes payable, net of debt discount	2,844,851	5,545,371
Derivative liability	1,254,444	798,126
Total current liabilities	11,677,152	13,694,437

Total liabilities	11,677,152	13,694,437

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 and 500,000,000 shares authorized, respectively; 476,504 and 457,578 shares issued and outstanding respectively	48	46
Additional paid in capital	371,341,120	370,908,099
Stock issuances due	10,303	10,303
Accumulated deficit	(383,018,452)	(384,607,069)

Total stockholders’ deficit	(11,666,981)	(13,688,621)
Total liabilities and stockholders’ deficit	$10,171	$5,816

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

Revenues, net	$-	$-
Cost of products sold	-	-
Gross profit	-	-

Operating expenses:
Selling, general and administrative	760,132	2,368,474
Research and development expense	126,259	336,110
Stock issued for services general and administrative	-	131,390
Depreciation and amortization expense	639	2,074
Total operating expenses	887,030	2,838,048

Loss from operations	(887,030)	(2,838,048)

Other income (expense):
Interest expense	(479,931)	(894,173)
Finance charges	(173,118)	-
Loss on valuation of derivative	(373,584)	(46,745)
Gain (loss) on settlement of debt and liabilities assigned	3,502,280	-
Recovery of amount due from Cytocom	-	382,308
Total other income (expense)	2,475,647	(558,610)
Net income (loss) attributable to common stockholders	$1,588,617	$(3,396,658)

Basic earnings (loss) per share attributed to common stockholders	$3.44	$(7.59)
Diluted earnings (loss) per share attributed to common stockholders	$0.11	$(7.59)

Weighted average number of shares outstanding	16,016,427	447,530
Basic weighted average number of shares outstanding	461,190	447,530

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total

Balance December 31, 2018	434,323	44	$369,924,426	$35,303	$(381,210,411)	$(11,250,638)

Issuance of common stock for services	3,000	-	145,000	(25,000)	-	120,000

Extinguishment of debt assumed by related party	-	-	691,850	-	-	691,850

Issuance of common stock in exchange for debt	18,255	2	62,433	-	-	62,435

Issuance of common stock to board members	2,000	-	11,390	-	-	11,390

Issuance common stock warrants in connection with debt agreement	-	-	73,000	-	-	73,000

Net loss	-	-	-	-	(3,396,658)	(3,396,658)

Balance December 31, 2019	457,578	$46	$370,908,099	$10,303	$(384,607,069)	$(13,688,621)

Issuance of common stock upon conversion of debt	18,926	2	152,638	-	-	152,640

Extinguishment of derivative liability upon conversion of debt	-	-	280,383	-	-	280,383

Net income	-	-	-	-	1,588,617	1,588,617

Balance, December 31, 2020	476,504	$48	$371,341,120	$10,303	$(383,018,452)	$(11,666,981)

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including non-controlling interest	$1,588,617	$(3,396,658)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Gain on assignment of certain debt and liabilities	(3,502,280)	-
Non-cash finance charge	173,118	-
Amortization of debt discount	162,210	222,257
Change in value of derivative liability	373,584	46,745
Depreciation	639	2,074
Recovery of amount due from Cytocom	-	(382,308)
Stock issued for services	-	131,390
Changes in operating assets and liabilities:
Inventory	-	82,801
Accounts payable	99,234	894,951
Accrued payroll	16,838	1,600,240
Accrued interest	327,883	645,201
Accrued liabilities	85,000	32,705
Due to related parties	483,203	119,668

Net cash used in operating activities	(191,954)	(934)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes (net)	197,000	-
Net cash provided by financing activities	192,000	-

Decrease in cash	5,046	(934)
Cash and cash equivalents, beginning of year	4,925	5,859
Cash and cash equivalents, end of year	$9,971	$4,925

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	2020	2019

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$16,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes, accrued liabilities and accounts payable to common stock	$152,640	$27,110
Debt settled and reclassed to accrued expenses	$-	$35,325
Reclassification from accounts payable to notes payable	$-	$304,478
Notes Payable, interest, and liabilities assigned	$3,502,280	$691,850
Debt discounts on notes payable and warrants	$197,000	$73,000

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

1. Organization and Description of Business

Company Overview

Immune Therapeutics Inc. (the “Company” or “IMUN”) is a Florida Public Company trading on the OTC-Pink. The Company has been inactive for the last year due to a lack of funding, and with the Company’s current structure, it is impossible to move forward until a restructuring of the Company is completed.

Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources.

Based on the Company’s operating plan, working capital at December 31, 2020 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Management recognizes that the Company cannot move forward without adequate capital resources. The transactions with Cytocom and Forte do not provide any new working capital to the Company.

Management is currently pursuing a strategy to re-capitalize the Company and position it for future growth. Key steps in the process include:

●	Re-apply to secure FINRA approval of the reverse stock split.
●	Improve the condition of the Company’s financial position and balance sheet:

○	License, where practical technologies which the Company will otherwise not be able to commercialize.
○	Seek additional capital to continue to maintain operations and compliance with OTC reporting requirements.
○	Seek funding from current noteholders with exercisable warrants to convert such warrants as a means of raising capital and reducing outstanding debt.

●	Identify and seek to acquire late-stage assets for future commercialization.
●	Build out an appropriate operational infrastructure, generate new opportunities and grow shareholder value.

If the Company is unable to secure new working capital, other alternatives strategies will be required. For the twelve months ended December 31, 2020, the Company reported net income attributable to common shareholders of $1,588,617 which included a non-cash gain of $3,502,280 during the period. As of December 31, 2020, the Company has a stockholders’ deficit of $11,666,981.

Historically, the Company has been able to acquire and develop assets, spin them out and retain both an equity stake and royalties and milestone payments. In so doing, the Company has acted as an incubator for late-stage drug development. Management believes that this strategy can continue to be successful.

At this time, the Company is reviewing several opportunities which it may pursue as soon as funding is available. At present no definitive actions have been taken.

There can be no guaranties that the Company will be successful in:

●	Executing its restructuring plan
●	Securing adequate capital to continue operations.
●	Identifying and acquiring assets for future development.

Company History

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

On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Cytocom. The Restated Agreement restates the licensing arrangement between the Company and Cytocom as provided by the Original Agreement. The Restated Agreement grants the Company distribution and marketing rights for Lodonal™ and MENK for humans in certain Emerging Markets. In addition, the Company has been granted the rights to distribute and market Lodonal™ and MENK for animal use in the United States. The royalty due to Cytocom has been reduced from 5% to 1% of sales and the Company no longer has any ongoing obligations to pay for costs in connection with the assets of Cytocom. While the Company formalized the agreement to deconsolidate on May 1, 2018, Cato Research Ltd and Penn State University, both vendors of the Company, did not consent to assign the payables to Cytocom.

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

In October 2019, the Board of Immune Therapeutics, Inc. (“Immune”) approved the restructuring of Immune (“Original Restructuring Strategy”), which included a conversion of Immune promissory notes (the “Convertible Notes”) into a proposed new class of Series D Preferred equity. However, Immune was unable to obtain the requisite shareholder approval to issue the Series D Preferred equity, so that the plan to convert the debt into a Series D could not be completed. At the same time, the Shareholders did approve a 1- for 1000 reverse stock split (“Reverse Stock Split”).

Due to its inability to move forward on the proposed plan the Company has been forced to pursue alternatives to the Original Restructuring Strategy. To realize the potential value of its technology positions, the Board approved Management to pursue possible sublicensing options to Forte and Cytocom.

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

We have identified the policies below as critical to our business operations and the understanding of its results of operations. The Company’s management has reviewed these critical accounting policies and related disclosures with the Company’s Board of Directors. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results.

Equity investment in Cytocom, Inc.

Prior to May 1, 2018, the Company consolidated Cytocom. On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Cytocom, Inc., in accordance with which the Company no longer has any ongoing obligations to pay for costs in connection with the assets of Cytocom. The Company deconsolidated Cytocom as of May 1, 2018, and accounts for its retained interest in Cytocom under the equity method of accounting, with the Company’s share of Cytocom’s earnings recorded in “loss from equity method investment” in the consolidated statements of operations. As the balance of the Company’s investment in Cytocom has been zero since December 31, 2018, no losses have been recognized during the year ended December 31, 2019.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. At December 31, 2020 and 2019 the Company had no leases to which the standard applies.

At December 31, 2020, the Company was a party to an agreement to a short-term operating lease for office space in Orlando, Florida. This agreement allows for cancellation with thirty days’ notice. Rental expense for the years ended December 31, 2020 and 2019 was $3,000 and $12,661 respectively.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At December 31, 2020, the Company has no cash balances in excess of insured limits.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, “Financial Instruments”, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. Cash, accounts payable, and accrued liabilities are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of notes payable also approximate fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and are comprised of fees paid to consultants and patent related costs.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2020 and 2019, the Company does not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2020, and 2019, the Company has not accrued any interest or penalties related to uncertain tax positions.

Stock-Based Compensation and Issuance of Stock for Non-Cash Consideration

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values equaling either the market value of the shares issued, or the value of consideration received, whichever is more readily determinable. Generally, the non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair value of the Company’s common stock at the date of the agreement.

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

The Company did not grant any stock-based compensation awards during the years ended December 31, 2020 and 2019.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

The Company’s potentially dilutive securities, which include warrants and potential common shares issuable under certain convertible notes, have been included in the computation of diluted net income per share for the twelve-month period ended December 31, 2020. Net income per share, for the year ended December 31, 2020, was calculated by dividing the net loss by the weighted-average number of common share outstanding for the period determined using the treasury-stock method and the if-converted method.

For the twelve-month period ended December 31, 2019, the potentially dilutive securities were excluded from the computation of diluted loss per share as the effect would be to reduce the net loss per common share. Therefore, the weighted-average common stock outstanding used to calculate both basic and diluted net loss per share for the year ended December 31, 2019.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$1,588,617	461,190	$3.44
Diluted EPS
Effect of warrants convertible into common stock		20,012,082
Potential shares purchasable using proceeds of warrants		(4,629,476)
Effect of convertible debt	142,247	103,677
Income available to common stockholders	$1,730,864	15,947,473	$0.11

Recent Accounting Standards

During the year ended December 31, 2020, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Fixed Assets

	December 31,
	2020	2019
Fixed assets:
Computer equipment	$13,213	$13,213

Less accumulated depreciation	(13,213)	(12,522)

Fixed assets, net	$-	$691

The Company utilizes the straight-line method for depreciation, using three to five-year depreciable asset lives. Depreciation expense was not material for all periods presented.

4. Notes payable

During the twelve months ended December 31, 2020, the Company issued $197,000, in new promissory notes. As of December 31, 2020, the Company had $1,639,275 in notes payable to shareholders of record.

On August 16, 2020, the Company and Cytocom entered into an agreement for the Company to sublicense LDN and MENK for emerging markets to Cytocom. Pursuant to the agreement, effective September 30, 2020, the Company assigned notes payable aggregating $2,728,731 to Cytocom. The owner of each assigned note provided their written consent to assignment, assumption, and amendment of the promissory notes.

Redstart Holdings Corp.

On March 30, 2020, the Company issued a Convertible Promissory Note (the “Note”) to Redstart Holdings Corp. (“Redstart”) in the principal amount of $53,000. The Note matures on March 30, 2021, and bears interest at the rate of 12% per annum. Any amount of the Note not repaid at maturity, will bear interest at the rate of 22% per annum. Redstart has the right, at any time during the period beginning 180 days following the date of the Note and ending the later of the maturity date or the date of payment of the default amount, to convert all or any part of the outstanding and unpaid amount of the Note into shares of the Company’s common stock. The conversion price will be equal to 61% multiplied by the lowest trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date.

Redstart converted the Note and related accrued interest in the amount of $3,180 in October 2020. The Company issued 6,893 shares of common stock at an average price per share of $8.15 in connection with this conversion.

Geneva Roth Remark Holdings, Inc.

During the second and third quarters of 2020, the Company issued three Convertible Promissory Notes (the “Notes”) aggregating $144,000 to Geneva Roth Remark Holdings Corp. (“GRRH”). The Notes matures one year from the date of issuance, and bear interest at the rate of 12% per annum. Any amount of the Notes not repaid at maturity, will bear interest at the rate of 22% per annum. GRRH has the right, at any time during the period beginning 180 days following the date of the Notes and ending the later of the maturity date or the date of payment of the default amount, to convert all or any part of the outstanding and unpaid amount of the Notes into shares of the Company’s common stock. The conversion price will be equal to 61% multiplied by the lowest trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date.

During the fourth quarter of 2020, GRRH converted $91,000 in principal and $5,460 in accrued interest on their outstanding Notes. The Company issued 12,034 shares of common stock at an average price per share of $8.02 in connection with this conversion.

As of December 31, 2020, the Company has $53,000 in principal outstanding in notes due to GRRH with a maturity date of August 13, 2021. GRRH converted this note and associated accrued interest during the first quarter of 2021.

The Company has agreed to reserve from its authorized and unissued common stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of common stock upon the full conversion of the outstanding $53,000 Note. The Company is also required to have authorized and reserved six times the number of shares that would be issuable upon full conversion of the Note. As of December 31, 2020, the Company had reserved 5,401,923 shares for this instrument.

Gain on Settlement of Debt

On August 16, 2020, the Company and Cytocom entered into an agreement for the Company to sublicense LDN and MENK for emerging markets to Cytocom. Pursuant to the agreement, effective September 30, 2020 the Company assigned notes payable aggregating principal amount of $2,728,731 and related accrued interest of $495,409 to Cytocom.

Notes Payable at December 31, 2020 and 2019:

	December 31,
	2020	2019
Promissory notes issued between December 2014 and January 2015. Lender earns interest at 10%, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes were to be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. These notes are in default at. In connection with an August 16, 2020 agreement with Cytocom, $216,000 of the notes were assumed by Cytocom.	$70,000	$286,000

Promissory notes issued between May 2015 and June 2016 and maturing between February 2017 and November 2018. Lenders earn interest at rates between 2% and 10%. In connection with an August 16, 2020 agreement with Cytocom, $476,494 of the notes were assumed by Cytocom. These notes are in default.	$149,500	625,994

Promissory notes issued to a former officer of the Company in 2015 with a maturity of November 3, 2016 in settlement of accrued payroll, bearing interest at 10% and including a stock conversion feature. These notes were assumed by Cytocom in connection with the August 16, 2020 agreement.	$-	97,737

Promissory notes issued between July 2016 and December 2016. Lenders earn interest at 2%. The notes matured on December 31, 2017. These notes were assumed by Cytocom in connection with the August 16, 2020 agreement.	$-	206,000

Promissory notes aggregating $1,350,000 issued in 2016. The notes accrue interest at 2% and mature between November 2017 and December 2017. In connection with an August 16, 2020 agreement with Cytocom, $747,500 of the notes were assumed by Cytocom. These notes are in default.	$606,500	1,354,000

Promissory notes aggregating $500,000 issued in 2017 accrue interest at 2% and mature between January 2018 and September 2018 In connection with an August 16, 2020 agreement with Cytocom, $295,000 of the notes outstanding at June 30, 2020 were assumed by Cytocom. These notes are in default.	$205,000	500,000

Promissory notes aggregating $300,000 issued in 2017 accrue interest at 2% and mature in May 2018. In connection with an August 16, 2020 agreement with Cytocom, $150,000 of the notes were assumed by Cytocom. These notes are in default.	$150,000	300,000

Promissory notes aggregating $191,800 issued in 2017 accrue interest at 2% and mature between August 2018 and September 2018. In connection with an August 16, 2020 agreement with Cytocom, $75,000 of the notes were assumed by Cytocom. These notes are in default.	$116,800	191,800

Promissory note for $425,000 issued in October 2017 with an original issue discount of $70,000. The note is in default, giving the holder an option to convert the note to stock using the lowest value of the Company’s common stock 25 days prior to the conversion. In 2018, the defaults also resulted in certain penalties, as a result of which the principal amount of the note outstanding had increased to $454,032. $49,943 of accrued interest owed on the note has been converted to stock. The Company recognized a $1,200,129 derivative liability for remaining conversion right. On November 10, 2020, the noteholder entered into an agreement to sell all rights to the note to Global Reverb Corp., an entity wholly owned by the Company’s former Chief Executive Officer and director, Noreen Griffin.	$454,032	454,032

Promissory notes aggregating $105,500 issued in 2017 accrue interest at 2%. At September 30, 2020, the notes were in default.	$105,500	105,500

Promissory notes aggregating $47,975 issued in the 2018 accrue interest at 2% and mature between May 2018 and January 2019. These notes are in default.	$47,975	47,975

Promissory notes aggregating $125,000 issued in 2018 accrue interest between 2% and 12% and mature between April 2018 and June 2018. These notes include warrants between 500,000 and 2,000,000 shares with an exercise price of $0.05. In connection with an August 16, 2020 agreement with Cytocom, these notes were assumed by Cytocom (the warrants remained with the Company).	$-	125,000

Promissory notes aggregating $65,000 issued in 2018 accrue interest at 2% and mature between July 2018 and October 2018. These notes include warrants between 1,000 and 5,000 shares with an exercise price of $5. These notes are in default.	$65,000	65,000

Promissory notes aggregating $208,000 were issued in 2018, of which $3,000 were issued to a related party. The notes accrue interest at 2% and mature between August 2019 and January 2019. These notes include warrants between 60,000 and 500,000 shares with an exercise price of $0.05. In connection with an August 16, 2020 agreement with Cytocom, $80,000 of the notes outstanding were assumed by Cytocom. These notes are in default.	$118,000	198,000

Promissory notes aggregating $533,855 were issued in 2018, of which $210,000 is to a related party. The notes accrue interest at 2% and mature between January 2019 and November 2019. These notes include warrants between 200 and 39,500 shares with an exercise price of $5 to $40. In connection with an August 16, 2020 agreement with Cytocom, $210,000 of the notes were assumed by Cytocom. These notes are in default.	$323,855	533,855

Promissory note for $23,000 issued to a related party in the first quarter of 2019. The note accrues interest at 2% and matured during July 2019. The note includes warrants for 4,600 shares with an exercise price of $5. The note is in default.	$23,000	23,000

Promissory note for $231,478 issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. The note is in default.	$231,478	231,478

Promissory notes for $50,000 issued in the second quarter of 2019 accrues interest at 2% and matured in July 2019. The notes include warrants for 10,000 shares with an exercise price of $5. In connection with an August 16, 2020 agreement with Cytocom, $40,000 of the notes were assumed by Cytocom. The note is in default.	$10,000	50,000

Promissory note in the amount of $150,000 issued on October 2019 for the settlement of outstanding debt in the same amount. The note accrues interest at 15% per annum, with $1,875 due in monthly interest payments, and matures on April 30, 2021.	$150,000	150,000

Promissory note in the amount of $53,000 issued in the third quarter of 2020 accrues interest at 12% and matures in August 2021. The Company recognized a $54,312 derivative liability for the conversion rights attached to the note as of December 31, 2020.	$53,000	-
	2,879,640	5,545,371
Less: Original issue discount on notes payable and warrants issued with notes.	(34,789)	-

Total	$2,844,851	$5,545,371

As of December 31, 2020, the Company had accrued $635,217 in unpaid interest and default penalties.

As of December 31, 2019, the Company had accrued $899,904 in unpaid interest and default penalties. During the twelve-month period ended December 31, 2019 the Company issued 18,255 shares with a fair value of $78,500 in settlement of $62,435 in promissory notes. Also, during the twelve-month period ended December 31, 2019, the Company settled a $100,000 note with accrued interest and penalties in the aggregate amount of $596,850, by assigning such amounts to a related party. In accordance with ASC 470-50-40-2, the extinguishment transactions between related entities may be in essence capital transactions. When related parties are involved, recognition of the difference between the retired debt’s reacquisition price and carrying amount as a gain is not appropriate. As such, no gain on the extinguishment of the transaction was recorded.

5. Derivative Liability

As of December 31, 2020, and December 31, 2019, the fair value of the outstanding derivative liability was $1,254,444 and $798,126, respectively. The Company estimated the fair value of the derivative liability using the binomial option pricing model on December 31, 2020. The Black-Scholes option pricing model was used to determine the fair market value of the liability as of December 31, 2019.

	Year End December 31, 2020	Year Ended December 31, 2019
Volatility	178.65%	165.62%
Risk-free interest rate	1.0%	1.96%
Expected dividends	na	na
Expected term (years)	.25 - 1.00	1

The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of December 31, 2020:

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3
Assets
Total assets	-	-	-
Liabilities
Conversion option derivative liability	-	-	1,254,444

Total liabilities	$-	$-	$1,254,444

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of December 31, 2019:

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3
Assets
Total assets	-	-	-
Liabilities
Conversion option derivative liability	-	-	798,126

Total liabilities	$-	$-	$798,126

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3)
Balance January 1, 2019	$786,706
Change in fair value	46,745
Partial settlement of liability	(35,325)
Balance December 31, 2019	798,126
Additions	361,116
Change in fair value	375,584
Conversion of notes to common stock	(280,382)
Ending balance	$1,254,444

6. Common Stock and Common Stock Warrants

Each holder of common stock is entitled to vote on all shareholder matters and is entitled to one vote for each share held. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock or any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

As of December 31, 2020, and 2019, the Company was authorized to issue 750,000,000 and 500,000,000 common shares, respectively, at a par value of $0.0001 per share. As of December 31, 2020, and 2019, the Company had 476,505 and 457,758 shares of common stock outstanding, respectively.

Reverse Stock Split FINRA approval

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

A 1 for 1,000 reverse stock split (“Reverse”) was approved by over 55% of the shareholders in 2019. An application for approval was filed with both the State of Florida and with the Financial Industry Regulatory Authority (“FINRA”). The request was approved by the State of Florida in March 2020. In June 2020, FINRA informed the Company that it would not approve the request citing a deficiency in the Company’s capital structure. Management believes it has resolved the deficiency and a re-application to FINRA is in process. Assuming approval is received, it is the Company’s intent to proceed with the Reverse and the restructuring of the company.

The financial statements accompanying this Form 10-K are presented based on the implementation of the shareholder consent.

Common Stock Warrants

The Company did not issue or modify any warrants in the twelve-month periods ended December 31, 2020.

When the Company sells its stock to stockholders for cash, it periodically issues common stock warrants to the investors at prices agreed at the date of the original sale. The Company incurs a cost for the rights attached to the warrants, which is calculated using the Black-Scholes Model and is reported in the Statements of Operations in the period of issuance.

A summary of outstanding warrants as of December 31, 2020 follows:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

First Quarter 2021	12,600	$200	.25
Second Quarter 2021	5,812	$ 14-200	.50
Third Quarter 2021	5,167	$ 30-200	.75
Fourth Quarter 2021	300	$100	1.00
First Quarter 2022	150	$200	1.25
Second Quarter 2022	1,750	$150	1.50
Third Quarter 2022	1,650	$ 50-100	1.75
Fourth Quarter 2022	9,811	$ 80-290	2.00
First Quarter 2023	1,204,000	$ 0.05-40	2.25
Second Quarter 2023	802,000	$ 0.05-200	2.50
Third Quarter 2023	7,521,500	$ 0.05-100	2.75
Fourth Quarter 2023	6,024,300	$ 0.05-0.20	3.00
First Quarter 2024	3,660,000	$0.05	3.25
Second Quarter 2024	800,000	$5.00	3.50
Third Quarter 2028	3,000	$70	8.00
Second Quarter 2032	28,995	$ 10-70	11.75
	20,081,035	$ 0.05-200

Following is a summary of outstanding stock warrants activity for the twelve months ended December 31, 2020:

	Number of Shares	Exercise Price Per Share		Weighted Average Price

Warrants as of December 31, 2018	20,083,348		$.05-3740		$0.09
Issued	15		$5		$0.005
Expired and forfeited	(28)		$50-3740		$0.54
Exercised			$-	$
Warrants as of December 31, 2019	20,083,335		$0.05-500		$4.21
Issued	-	$		$
Expired and forfeited	(2,300)		$100-500		$195.65
Exercised	-	$		$
Warrants as of December 31, 2020	20,081,035		$0.05-200		$4.22

7. Income Taxes

There was no income tax expense reflected in the results of operations for the years ended December 31, 2020 and 2019. As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $99,724,000 which may be used to offset future taxable income.

Approximately $70,497,000 will expire in 2033 while $27,227,000 will be limited to 80% of taxable income but will not expire.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

Deferred tax assets:

	2020	2019

Net operating losses	$19,892,000	$20,346,000
Stock based compensation	39,284,000	39,284,000
Amortization, depreciation, and impairment	4,178,000	4,178,000
Capitalization of start-up costs for tax purposes	1,145,000	1,145,000
Gain/(loss) on conversion of debt	713,000	713,000
Total deferred tax assets	65,212,000	65,666,000

Valuation allowance	(65,212,000)	(65,666,000)

Total deferred tax assets, net	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding realizability.

	For the year ended December 31,
	2020	2019

Statutory federal tax rate	21.00%	21.00%
Permanent differences	4.94%	-
Prior period adjustment	2.63%	-
Valuation allowance	(28.57)%	(21.00)%

Provision for income taxes	-	-

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2020, and 2019, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2020 and 2019. The Company did not recognize any interest or penalties during fiscal 2020 or 2019 related to unrecognized tax benefits.

All tax years remain open to examination for federal income tax purposes and by other taxing jurisdictions to which the Company is subject.

8. Licenses and Supply Agreements

Forte Biotechnology International Corp.

On February 27, 2020, the Company approved and entered into a license agreement (the “License Agreement”) with Forte Biotechnology International Corp. (“Forte”). As of April 15, 2021, this license agreement has not been executed as Forte has failed to fund the consideration defined in the agreement.

Under the License Agreement, the Company granted Forte an exclusive license to develop and commercialize pharmaceutical products consisting of Lodonal and MENK for use in veterinary applications for all indications world-wide. . Milestone payments and royalties are defined in the agreement based on development and royalties are based on sales during the license period.

The Initial License Fee totals $3,039,599 comprised of the assumption of certain Company defaulted Notes and other liabilities. Forte will assume a minimum of IMUN defaulted debt and to assume certain additional $ obligations of the Company. The note holders and vendors associated with the assigned liabilities have not yet assigned their rights to Forte.

Consideration for February 28, 2020 License to Forte

Consideration Assumption of:
Notes in Default.	$1,787,706
Accounts payable and accruals	261,706
Past Due Employee Obligations	990,201

Total Consideration to be Recognize Upon Execution	$3,039,613

The documentation and sign off of this agreement related to the Forte license has yet to be signed and the individual lenders need to provide their approval for the transfer of these notes. As such the accompanying financial statements do not reflect any gain on sale. Until such time as the transaction is completed Forte does not have clear title and interest to the veterinary rights.

Forte has agreed to make payments to the Company in connection with this agreement as follows:

●	Initial License Fee of $3,740,746 by May 16, 2020 upon the assignment of certain Company Notes Payable.
●	Development Milestone Payments upon the occurrence of the identified events, the following one-time, non-creditable, non-refundable milestone payments:

Event	Milestone Payment*
Successful MUMS Designation	$100,000
Successful Conditional Approval	$100,000

●	Commercial Milestone Payments upon reaching the mutually agreed aggregate net sales, Forte will pay one-time, non-creditable, non-refundable milestone payments to be negotiated and addressed in a separate Amendment later.
●	Royalties during the royalty term (generally 15 years from the first sale of a product in a country), royalties on annual net sales as follows:

Annual Sales of Royalty Qualifying Licensed Products	Royalty Rate
<$500,000,000	2%
500,000,000 to < $1,000,000,000	4%
> $1,000,000,000)	6%

Cytocom

In December 2014, the Company transferred to Cytocom certain of its rights, title and interest in or relating to intellectual property. Cytocom licensed back to the Company a perpetual, non-exclusive, royalty-free right and license to use the assigned intellectual property for veterinary indications and for the marketing rights to emerging markets, access to all clinical data, use of the formulation for LDN and MENK.

The Original Agreement also granted the Company rights to market Lodonal™ and Met-Enkephalin (“MENK”) in “Emerging Markets,” which included all countries excluding Canada, Italy, Japan, France, Germany, United Kingdom, European Community, and the United States. Pursuant to the Original Agreement, the Company was required to pay Cytocom a 5% royalty on all sales all ongoing drug development and fees due in connection with the underlying patents until such time as Cytocom was funded.

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

On May 13, 2020, the Company and Cytocom entered into Amendment to The Second Amendment to The License Agreement (“Third Amendment”) The License Agreement that was effective December 31, 2018. The sublicense provides Cytocom with the Company’s previously licensed rights for LDN and Menk in Emerging Markets.

Terms for consideration for the sublicense were not finalized until August 12, 2020 at which time Cytocom and the Company signed a letter agreement in which Cytocom agreed to assume a combination of defaulted notes plus certain other liabilities. The Company agreed to transfer all the rights, title, and interest to Cytocom in technology licensed from Penn State Research Foundation in exchange for Cytocom assuming all past due and future obligations under the Penn State license. While the Company formalized the agreement to deconsolidate on May 1, 2018, Cato Research Ltd and Penn State University, both vendors of the Company, did not consent to assign the payables to Cytocom. As of December 31, 2020, the Company had outstanding accounts payable balances of $330,552 and $400,065 due to Cato Research Ltd and Penn State University, respectively.

In the third quarter of 2020, the Company received a Notice of Default (“Notice”) from Cytocom relating to the sublicensing transaction. The Company disputes the validity of the Notice on the basis that Cytocom has failed to execute on their consideration for the license.

As of April 4, 2021, the Notes transaction has not been fully executed. The Notes in default have been assigned and the transfer signed off by the creditors, but Cytocom still has not completed the assumption of the agreed upon obligations.

Consideration for May 13, 2020 License to Cytocom

Consideration Assumption of:
Notes in Default.	$3,038,107
Accounts payable and accruals	105,123
Past Due Employee Obligations	1,110,567
Total anticipated Consideration	$5,200,797
Recognized through December31, 2020	(3,314,333)
To Be Recognized upon Execution	$1,888,464

At December 31, 2020, the Company has an equity interest of 13.5% in Cytocom. In connection with the May 1, 2018 “Restated Agreement” with Cytocom, the Company no longer has ongoing obligations to pay for costs in connection with the assets of Cytocom. Accordingly, effective May 1, 2018, the Company deconsolidated Cytocom. The Company uses the equity method to account for its retained interest in Cytocom.

On December 31, 2019, the Company reached a settlement with Cytocom to recover the net payable balance outstanding of $382,308. The Company recorded a gain on the settlement of that amount.

9. Commitments and Contingencies

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

On April 18, 2018, AHAR Pharma transferred its rights under the Distribution Agreement to Fidson Healthcare Plc (“Fidson”), and Fidson signed an exclusive distribution agreement with the Company to distribute Lodonal™. There were no shipments under this agreement during the years ended December 31, 2020 and 2019. There were also no discussions with Fidson regarding the Distribution Agreement in 2020 or 2019.

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

10. Related Party Transactions

Board and Officer Transactions

Kevin Phelps, the Company’s Chief Executive Officer, and a member of the board of directors, is earned board compensation of $5,000 a month during 2020. Mr. Phelps has unpaid board fees of $125,000 and $65,000 at December 31, 2020 and 2019, respectively, which is included in amounts due to related parties. Mr. Phelps serves as the Company’s Chief Executive Officer with an annual salary of $240,000. As of December 31, 2020, Mr. Phelps had $160,000 in earned and unpaid compensation included in amounts due to related parties.

Dr. Roscoe Moore, the chairman of the board of directors, is entitled to receive compensation of $5,000 a month for board fees. Dr. Moore has unpaid board fees of $155,250 and $95,250 at December 31, 2020 and 2019, respectively, which is included in amounts due to related parties. Dr. Moore had a note payable with a balance of $3,000 at December 31, 2020.

Noreen Griffin, the Company’s former Chief Executive Officer, has unpaid cash compensation of $1,962,464 at December 31, 2020 and 2019, respectively, which is included in accrued payroll expenses. There was an additional $55,500 due to Mrs. Griffin at December 31, 2020 and 2019 related to certain benefits. During the fourth quarter of 2020, Ms. Griffin acquired a convertible note with a face amount of $454,032 and accrued unpaid interest of $243,569 from an existing noteholder of the Company. As of December 31, 2020, the principal and interest in this note was convertible into 96,889 commons shares. Subsequent to December 31, 2020, Ms. Griffin assigned 50% of the principal and unpaid interest to another investor of the Company.

11. Subsequent Events

Subsequent to December 31, 2020, the Company received a notice of conversion of the May 4, 2020 convertible promissory note with a face value of $53,000 and $3,180 in accrued interest. In connection with this notice, the Company issued 5,402 in common stock on February 26, 2021 reflecting a conversion price of $10.40 per share.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: April 15, 2021	By:	/s/ Kevin Phelps
	Name:	Kevin Phelps
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Dr. Roscoe Moore	Director	April 15, 2021
Roscoe Moore

26