Form 10-Q
period 2021-03-31
Immune Therapeutics, Inc.
filed 2021-05-24
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Emerging growth Company [ ]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [  ] No [X]

As of May 24, 2021, there were 481,906 shares of Common Stock outstanding.

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

We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described herein, and elsewhere in this Quarterly Report and in our other public reports filed with the Securities and Exchange Commission. It is not possible to predict or identify all such factors, and therefore the factors that are noted are not intended to be a complete discussion of all potential risks or uncertainties that may affect forward-looking statements. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS

Current Assets:
Cash	$11,658	$9,971
Total current assets	11,658	9,971

Deposits	253	200

Total assets	$11,911	$10,171

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,710,589	$2,562,515
Accrued payroll	3,627,648	3,627,648
Accrued interest	453,782	635,217
Accrued liabilities	267,557	221,057
Payables due to related parties	626,010	531,420
Notes payable, net of debt discount	3,070,208	2,844,851
Derivative liability	-	1,254,444
Total current liabilities	10,755,794	11,677,151

Total liabilities	10,755,794	11,677,152

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 shares authorized; 481,906 and 476,504 shares issued and outstanding respectively	49	48
Additional paid in capital	371,473,810	371,341,120
Stock issuances due	10,303	10,303
Accumulated deficit	(382,228,045)	(383,018,452)

Total stockholders’ deficit	(10,743,883)	(11,666,981)
Total liabilities and stockholders’ deficit	$11,911	$10,171

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months ended
	March 31, 2021	March 31, 2020
Operating expenses:
Selling, general and administrative	$138,726	$363,637
Research and development expense	148,693	31,509
Depreciation and amortization expense	-	159
Total operating expenses	(287,419)	(395,305)

Loss from operations	(287,419)	(395,305)

Other income (expense):
Interest expense	(100,404)	(86,185)
Gain (loss) on Derivative liability revaluation	1,178,230	(311,383)
Total other income (expense)	1,077,826	(397,568)
Net income (loss)	$790,407	$(792,873)

Basic income (loss) per share attributable to common shareholders	$1.65	$(1.73)
Diluted income (loss) per share to common shareholders	$0.05	$(1.73)

Basic weighted average number of shares outstanding	478,305	457,578
Diluted weighted average number of shares outstanding	16,594,895	457,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIODS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total
Balance December 31, 2019	457,578	$46	$370,908,099	$10,303	$(384,607,069)	$(13,688,621)

Net loss	-	-	-	-	(792,873)	(792,873)

Balance March 31, 2020	457,578	$46	$370,908,099	$10,303	$(385,399,942)	$(14,481,494)

Balance, December 31, 2020	476,504	$48	$371,341,120	$10,303	(383,018,452)	$(11,666,981)

Issuance of common stock upon conversion of debt	5,402	1	56,479	-	-	56,480

Extinguishment of derivative liability upon conversion of debt	-	-	76,211	-	-	76,211

Net income (loss)	-	-	-	-	790,407	790,407

Balance March 31, 2021	481,906	$49	$371,473,810	$10,303	$(382,228,045)	$(10,743,883)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$790,407	$(792,873)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation	-	159
Amortization of debt discount	34,789	-
Change in value of derivative	(1,178,230)	311,383

Changes in operating assets and liabilities:
Deposits	53	-
Accounts payable	147,965	97,292
Accrued payroll	-	240,140
Accrued interest	65,613	96,447
Accrued liabilities	46,500	49,998
Due to related parties	94,590	(1,318)

Net cash from operating activities	1,687	1,228

Net increase in cash and cash equivalents	1,687	1,228
Cash and cash equivalents at beginning of period	9,971	4,925
Cash and cash equivalents at end of period	$11,658	$6,153
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Conversion of debt and accrued interest to common stock	$56,480	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

1. Company Overview

Immune Therapeutics Inc. (the “Company” or “IMUN”) is a Florida Public corporation trading on the OTC-Pink market. The Company is a drug development and commercialization company. We identify, evaluate, and seek to acquire technologies in the medical device and drug development sectors with the intent to further develop them and move them to commercialization. Such commercialization efforts include sale, licensing and go to market strategies. During 2020 as described herein, the Company executed two such licenses; one to Cytocom, Inc. (“Cytocom”) and one to Forte Animal Health, Inc. (“Forte”).

The Company’s strategy has been limited due to lack of capital. Management is seeking to secure new investment capital with which to continue to pursue the Company’s strategy. There is no guaranty that the Company will be successful in securing additional capital.

Going Concern

As of March 31, 2021, the Company had $11,658 in cash on hand, negative working capital of $10,743,883 and a stockholders’ deficit of $10,743,883. For the three months ended March 31, 2021, the Company reported a net income attributable to common shareholders of $790,407. Included in the net income for the three months ended March 31, 2021 is a non-cash gain of $1,178,230 related to write off of derivative liabilities associated with the conversion and elimination of conversion features for notes. During the three months ended March 31, 2020, the Company reported a net loss attributable to common shareholders of $792,873.

Historically the Company has relied on the funding of operations through private equity financings and management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its current or future product candidates as they become available and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources.

Working capital at March 31, 2021 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Management recognizes that the Company cannot move forward without adequate capital resources. The transactions anticipated with Cytocom and Forte will result in the assignment of certain debt and other liabilities of the Company but will not provide immediate cash inflows to the Company.

Management is currently pursuing a strategy to re-capitalize the Company and position it for future growth. Key steps in the process include:

●	Improve the condition of the Company’s financial position and balance sheet:
	○	Complete the licensing transactions described herein.
	○	Seek additional capital to continue to maintain operations and compliance with OTC reporting requirements.
	○	Seek funding from current noteholders with exercisable warrants to convert such warrants as a means of raising capital and reducing outstanding debt.
●	Identify and seek to acquire late-stage assets for future commercialization.
●	Build out an appropriate operational infrastructure, generate new opportunities and grow shareholder value.

If the Company is unable to secure new working capital, other alternatives strategies will be required.

There can be no guaranties that the Company will be successful in:

●	Executing its restructuring plan
●	Securing adequate capital to continue operations.
●	Identifying and acquiring assets for future development.

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

In July 2012, the Company’s focus turned to acquiring patents that would protect and advance the development of new uses of opioid-related immune-therapies.

Due to its inability to move forward on the proposed plan the Company has been forced to pursue alternatives to the original restructuring strategy. To realize the potential value of its technology positions, the Board directed management to pursue sublicensing options to Forte and Cytocom as further described in Note 7.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2020 (including the notes thereto) set forth in Form 10- K.

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

Shares Issued and Outstanding

The Company’s shareholders approved a 1,000:1 reverse stock split in October 2019. The action was filed with the State of Florida during the first quarter of 2020 at which time all current and historical financial reporting was restated to reflect the impact of the reverse split on per share and warrant grant disclosures. On May 6, 2021, the Company received approval from the Financial Information Reporting Authority (“FINRA”).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2021, the Company has no cash balances in excess of insured limits.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and are typically comprised of expenses associated with advancing the commercialization of our technologies. Expenses recognized in the quarter ended March 31, 2021 consisted of amounts paid to consultants for patent related activities.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2021 and 2020, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2021, and 2020, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC Topic 718, “Compensation-Stock Compensation.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.

The Company did not grant any stock-based compensation awards during the three months ended March 31, 2021 and 2020.

Net Income (Loss) per Share

The Company’s potentially dilutive securities, common stock warrants, have been included in the computation of diluted net income per share for the three-month period ended March 31, 2021. Net income per share for the three-month period ended March 31, 2021 was calculated by dividing the net income by the weighted-average number of common share outstanding for the period determined using the treasury-stock method and the if-converted method.

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. For the three-month period ended March 31, 2020, the potentially dilutive securities were excluded from the computation of diluted loss per share as the effect would be to reduce the net loss per common share. Therefore, the weighted-average common stock outstanding used to calculate both basic and diluted net loss per share is the same for the three-month period ended March 31, 2020.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$790,407	478,305	$1.65
Diluted EPS
Effect of warrants convertible into common stock		20,012,083
Potential shares purchasable using proceeds of warrants		(3,925,915)
Effect of convertible debt		30,422
Income available to common stockholders	$790,407	16,594,895	$0.05

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the first quarter 2021. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Notes payable

As of March 31, 2021 and December 31, 2020, the Company had $1,677,275 and $1,639,275, respectively, in notes payable to shareholders of record.

During the first quarter of 2021, the Company issued 5,402 common shares, at a price of $10.40 per share, upon the conversion of $53,000 in promissory notes and $3,480 in accrued interest. The Company did not issue any in new promissory notes during the three months ended March 31, 2021.

The Company issued $53,000 in new promissory notes during the three months ended March 31, 2020. The noteholder converted the principal and all accrued interest in the amount of $3,180 in October 2020. The Company issued 6,893 shares of common stock at an average price per share of $8.15 in connection with this conversion.

A summary of Notes Payable at March 31, 2021 and December 31, 2020 follows.

	March 31, 2021	December 31, 2020
Promissory notes issued between December 2014 and January 2015. Lender earns interest at 10%, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes were to be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. These notes are in default.	$70,000	$70,000

Promissory notes issued between May 2015 and June 2016 and maturing between February 2017 and November 2018. Lenders earn interest at rates between 2% and 10%. These notes are in default.	$149,500	149,500

Promissory notes aggregating $1,350,000 issued in 2016. The notes accrue interest at 2% and mature between November 2017 and December 2017. These notes are in default.	$606,500	606,500

Promissory notes aggregating $500,000 issued in 2017 accrue interest at 2% and mature between January 2018 and September 2018. These notes are in default.	$205,000	205,000

Promissory notes aggregating $300,000 issued in 2017 accrue interest at 2% and mature in May 2018. These notes are in default.	$150,000	150,000

Promissory notes aggregating $191,800 issued in 2017 accrue interest at 2% and mature between August 2018 and September 2018. These notes are in default.	$116,800	116,800

A promissory note for $425,000 was issued in October 2017 with an original issue discount of $70,000 and an annual interest rate of 22% on all outstanding balances. The note is in default, giving the holder an option to convert the note to stock using the lowest value of the Company’s common stock 25 days prior to the conversion. The defaults triggered certain penalties, resulting in an outstanding balance of $454,032. The original noteholder entered into a Note Purchase Agreement, in the amount of $697,600 reflecting the total principal, interest and penalties associated with this instrument, and transferred the note to Global Reverb Corp., an entity wholly owned by the Company’s former Chief Executive Officer and director, Noreen Griffin. During the first quarter of 2021, the Global Reverb Corp. sold 50% of the value of the note to another investor.	$697,600	454,032

Promissory notes aggregating $105,500 issued in 2017 accrue interest at 2%. These notes were in default.	$105,500	105,500

Promissory notes aggregating $47,975 issued in the 2018 accrue interest at 2% and mature between May 2018 and January 2019. These notes are in default.	$47,975	47,975

Promissory notes aggregating $65,000 issued in 2018 accrue interest at 2% and mature between July 2018 and October 2018. These notes include warrants between 1,000 and 5,000 shares with an exercise price of $5. These notes are in default.	$65,000	65,000

Promissory notes aggregating $208,000 were issued in 2018, of which $3,000 were issued to a related party. The notes accrue interest at 2% and mature between August 2019 and January 2019. These notes include warrants between 60,000 and 500,000 shares with an exercise price of $0.05. These notes are in default.	$118,000	118,000

Promissory notes aggregating $533,855 were issued in 2018, of which $210,000 is to a related party. The notes accrue interest at 2% and mature between January 2019 and November 2019. These notes include warrants between 200 and 39,500 shares with an exercise price of $5 to $40. These notes are in default.	$323,855	323,855

Promissory note for $23,000 issued to a related party in the first quarter of 2019. The note accrues interest at 2% and matured during July 2019. The note includes warrants for 4,600 shares with an exercise price of $5. The note is in default.	$23,000	23,000

Promissory note issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. The note is in default.	$231,478	231,478

Promissory notes for $50,000 issued in the second quarter of 2019 accrues interest at 2% and matured in July 2019. The notes include warrants for 10,000 shares with an exercise price of $5. The note is in default.	$10,000	10,000

Promissory note issued on October 2019 for the settlement of outstanding debt in the same amount. The note accrues interest at 15% per annum, with $1,875 due in monthly interest payments, and matures on April 30, 2021.	$150,000	150,000

Promissory note issued in the third quarter of 2020 accrues interest at 12% and matures in August 2021. The Company recognized a $54,312 derivative liability for the conversion rights attached to the note as of December 31, 2020. This outstanding principal and interest accrued on this note was converted into 5,402 common shares in February 2021.	$-	53,000
	3,070,208	2,879,640
Less: Original issue discount on notes payable and warrants issued with notes.	-	(34,789)

Total	$3,070,208	$2,844,851

As of March 31, 2020 and December 31, 2020, the Company had $453,782 and $635,217, respectively, in accrued and unpaid interest and default penalties.

4. Derivative Liabilities

As of March 31, 2021, and December 31, 2020 the fair value of the outstanding derivative liabilities was zero and $1,254,444, respectively.

During the three-month period ended March 31, 2021, the Company entered into a Note Exchange Agreement with a noteholder that resulted in the issuance of new non-convertible promissory notes of $697,600 in exchange for outstanding convertible promissory note with related accrued interest. The new notes do not have conversion rights and as such, the Company reversed a derivative liability of $1,200,129 during the first quarter of 2021.

The Company issued 5,402 common shares, during the first quarter of 2021, in connection with a noteholder’s election to convert $56,480 in principal and interest to common shares. The Company recognized $21,899 for the change in fair market value on related derivative liability prior to the conversion and reverse $76,211 in derivative liabilities for the conversion rights upon issuance of the common shares.

The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

●	Level 1 Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
●	Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company measured the fair market value of the conversion option associated with certain convertible notes, at December 31, 2020 utilizing Level 3 inputs which resulted in a derivative liability of $1,254,441.

A reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy follows:

Conversion option derivative liability
Balance December 31, 2020	$1,254,441
Change in fair value	21,899
Settlement of liability upon debt exchange and conversion	(1,276,340)
Balance March 31, 2021	$-

5. Capital Structure – Common Stock and Stock Purchase Warrants

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

Stock Warrants

During the three months ended March 31, 2021 and March 31, 2020, no warrants issued or exercised. There were no modifications to the terms of any warrants issued by the Company during these periods.

At March 31, 2021, the Company had a total of 20,068,435 warrants rights outstanding. Included in the outstanding warrants are 18,730,000 warrants, held by thirty one investors with an exercise price of $0.05 per share, that include provisions that limit the maximum impact of a reverse split on their warrant shares and the exercise price per share at 10-to-1.

The following is a summary of outstanding common stock warrants for the three-month period ended March 31, 2021.

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Second Quarter 2021	5,812	$14-200	.25
Third Quarter 2021	5,167	$30-200	.50
Fourth Quarter 2021	300	$100	.75
First Quarter 2022	150	$200	1.00
Second Quarter 2022	1,750	$150	1.25
Third Quarter 2022	1,650	$50-100	1.50
Fourth Quarter 2022	9,811	$80-290	1.75
First Quarter 2023	1,204,000	$0.05-40	2.00
Second Quarter 2023	802,000	$0.05-200	2.25
Third Quarter 2023	7,521,500	$0.05-100	2.50
Fourth Quarter 2023	6,024,300	$0.05-0.20	2 .75
First Quarter 2024	3,660,000	$0.05	3.00
Second Quarter 2024	800,000	$5.00	3.25
Third Quarter 2028	3,000	$70	7.50
Second Quarter 2032	28,995	$10-70	11.25
	20,068,435	$0.05-200

Following is a summary of outstanding stock warrants activity for the three months ended March 31, 2021:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2020	20,081,035	$0.05-200	$0.68
Issued	-	$-	$-
Expired and forfeited	(12,600)	$200	$200
Exercised	-	$-	$-
Warrants as of March 31, 2021	20,068,435	$0.05-200	$0.55

6. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the years ended March 31, 2021 and 2020 because the Company incurred a net loss in both years. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year but are not consistent from year to year.

For U.S. federal purposes the corporate statutory income tax rate was 21%, for 2021 and 2020 tax years. The Company has recognized no tax benefit for the losses generated for the periods through March 31, 2021. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

7. Licenses Agreements

Due to the Company’s need to generate short term cash flow to fund operations, the Company sublicensed all of its remaining technology to Forte and Cytocom Inc. as detailed below. The Company is currently seeking to acquire pharmaceutical and medical device products, technology and/or intellectual property that it can incubate for future commercialization using its experience and expertise in this area.

Forte Animal Health, Inc.

On February 27, 2020, the Company approved and entered into a license agreement (the “License Agreement”) with Forte Animal Health Inc. (“Forte”). Forte has yet to fund the consideration defined in the agreement. This license agreement has not been fully executed and as such the underlying license is not yet effective.

Under the License Agreement, the Company granted Forte an exclusive license to develop and commercialize pharmaceutical products consisting of Lodonal and MENK for use in veterinary applications for all indications world-wide. Milestone payments and royalties are defined in the agreement based on development and royalties are based on sales during the license period.

The Initial License Fee includes the assumption of certain Company defaulted Notes and other liabilities. Forte will assume a minimum of IMUN defaulted debt and to assume certain additional obligations of the Company. The note holders and vendors associated with the assigned liabilities have not yet assigned their rights to Forte.

Consideration for February 28, 2020 License to Forte

Consideration Assumption of:
Notes in Default	$1,787,706
Accounts payable and accruals	261,706
Past Due Employee Obligations	990,201

Total Consideration to be Recognize Upon Execution	$3,039,613

The documentation and sign off of this agreement related to the Forte license has yet to be signed and the individual lenders need to provide their approval for the transfer of these notes. As such the accompanying financial statements do not reflect any gain on sale. Until such time as the transaction is completed Forte does not have clear title and interest to the veterinary rights.

Forte has agreed to make payments to the Company in connection with this agreement as follows:

●	Initial License Fee, upon the assignment of certain Company Notes Payable.

●	Development Milestone Payments upon the occurrence of the identified events, one-time, non-creditable, non-refundable milestone payments of $100,000 will be earned by the Company upon: (1) a successful MUMS designation and (2) upon a successful conditional approval.
●	Commercial Milestone Payments upon reaching the mutually agreed aggregate net sales. Forte will pay one-time, non-creditable, non-refundable milestone payments to be negotiated and addressed in a separate Amendment later.
●	Royalties during the royalty term (generally 15 years from the first sale of a product in a country), royalties on annual net sales as follows:

Annual Sales of Royalty Qualifying Licensed Products	Royalty Rate
<$500,000,000	2%
500,000,000 to < $1,000,000,000	4%
> $1,000,000,000)	6%

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

Terms for consideration for the sublicense were not finalized until August 12, 2020 at which time Cytocom and the Company signed a letter agreement in which Cytocom agreed to assume a combination of defaulted notes plus certain other liabilities. The Company agreed to transfer all the rights, title, and interest to Cytocom in technology licensed from Penn State Research Foundation in exchange for Cytocom assuming all past due and future obligations under the Penn State license. While the Company formalized the agreement to deconsolidate on May 1, 2018, Cato Research Ltd and Penn State University, both vendors of the Company, did not consent to assign the payables to Cytocom. As of March 31, 2021, the Company had outstanding accounts payable balances of $477,451 and $421,048 due to Cato Research Ltd and Penn State University, respectively.

In the third quarter of 2020, the Company received a Notice of Default (“Notice”) from Cytocom relating to the sublicensing transaction. The Company disputes the validity of the Notice on the basis that Cytocom has failed to execute on their consideration for the license.

The Notes transaction has not been fully consummated. The Notes in default have been assigned and the transfer signed off by the creditors, but Cytocom still has not completed the assumption of the agreed upon obligations.

Consideration for May 13, 2020 License to Cytocom

Consideration Assumption of:
Notes in Default	$3,038,107
Accounts payable and accruals	1,052,123
Past Due Employee Obligations	1,110,567
Total anticipated Consideration	$5,200,797
Recognized through December 31, 2020	(3,312,333)
To Be Recognized upon Execution	$1,888,464

At March 31, 2021, the Company has an equity interest of 13.3% in Cytocom. In connection with the May 1, 2018 “Restated Agreement” with Cytocom, the Company no longer has ongoing obligations to pay for costs in connection with the assets of Cytocom. Accordingly, effective May 1, 2018, the Company deconsolidated Cytocom. The Company uses the equity method to account for its retained interest in Cytocom.

8. Subsequent Events

The Company announced on May 6, 2021, that FINRA has processed a reverse split of 1-for 1,000 of the issued and outstanding stock. The reverse stock split was completed with the state of Florida on March 12, 2020. FINRA’s processing was the last step necessary to fully effectuate the reverse split approved by shareholders in October of 2019. The Company’s common stock began trading on a split-adjusted basis on the Over-the-Counter Exchange (OTC-PINK) at market open on May 6, 2021.

As a result of the reverse stock split, each 1,000 pre-split shares of common stock outstanding will automatically be combined into one issued and outstanding share of common stock. No fractional shares of common stock will be issued as a result of any reverse stock split, fractional shares will be rounded up to whole shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements that are based on the beliefs of management as well as assumptions made by and currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, the successful commercialization of our products, general domestic and global economic conditions, government and environmental conditions and regulations, competition and customer strategies, changes in our business strategy or development plans, capital deployment, business disruptions, including those by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements. For further discussion of certain of the matters described above see the Cautionary Note Regarding Forward-Looking Statements included in our 2020 Annual Report on Form 10-K.

Undue reliance should not be placed on our forward-looking statements. Except as required by law, we disclaim an obligation to update any factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this quarterly report on Form 10-Q to reflect new information, future events, or other developments. The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not a guarantee of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Each of the terms the “Company”, “we”, “us” or “our” as used herein refers collectively to Immune Therapeutics, Inc. and its subsidiaries, unless otherwise stated.

Company Overview

Immune Therapeutics Inc. (the “Company” or “IMUN”) is a Florida Public Company trading on the OTC-Pink. We are a drug development and commercialization company. We identify, evaluate, and seek to acquire technologies in the medical and drug development sectors with the intent to further develop them and move them to commercialization. Such commercialization efforts include sale, licensing and go to market strategies. During 2020 as described herein, the Company executed two such licenses; one to Cytocom, Inc. (“Cytocom”) and one to Forte Animal Health, Inc. (“Forte”).

Our strategy has been limited due to lack of capital. Management is seeking to secure new investment capital with which to continue to pursue the Company’s strategy. There is no guaranty that the Company will be successful in securing additional capital.

Going Concern

As of March 31, 2021, the Company had $11,658 in cash on hand, negative working capital of $10,743,883 and a stockholders’ deficit of $10,743,883. For the three months ended March 31, 2021, the Company reported a net income attributable to common shareholders of $790,407. Included in the net income for the three months ended March 31, 2021 is a non-cash gain of $1,178,230 related to write off of derivative liabilities associated with the conversion and elimination of conversion features for notes. During the three months ended March 31, 2020, the Company reported a net loss attributable to common shareholders of $792,873.

Historically the Company has relied on the funding of operations through private equity financings and management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its current or future product candidates as they become available and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources.

Based on our operating plan, working capital at March 31, 2021 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

If the Company is unable to secure new working capital, other alternatives strategies will be required. For the three months ended March 31, 2021, the Company reported a net income attributable to common shareholders of $790,407 which included a non-cash gain of $1,178,230 related to the revaluation of the fair market value of derivative liabilities associated with conversion rights on certain debt instruments. during the period. As of March 31, 2021, the Company has a stockholders’ deficit of $10,743,883.

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

We had no revenues from operations for the three months ended March 31, 2021 and 2020.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended March 31, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2021	2020
Selling, general and administrative	$138	$364
Decrease from prior year	$(226)	$(123)
Percent decrease from prior year	(62)%	(25)%

For the three months ended March 31, 2021, our operations and selling, general and administrative expense have been focused on business development activities and completion of the current licensing transactions.

For the three months ended March 31, 2021 and 2020, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2021	2020
Shareholder and investor relations	$6	$15
Board fees	30	60
Contractors and consulting	35	46
Salaries and benefits	65	233
Other expenses	2	10

In the three months ended March 31, 2021, total selling, general and administrative expense was $138 compared to $364 for the corresponding period in 2020, a decrease of $226 or 62%. Significant items included:

●	The Company had three board members on January 1, 2021. In January 2021, Mr. Michael Sander resigned from the board leaving two board members for the remainder of the quarter ended March 31, 2021 compared to four members as of March 31, 2020.
●	Contractors and consulting services include professional fees for legal, tax and accounting services in the. The decrease was primarily due to a decrease in audit-related fees in 2020; and
●	payroll in the amount of reflects a decrease of headcount during the periods as the Company is re-aligning its business strategies.

Research and development

R&D expenses and related percentages for the three months ended March 31, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2021	2020
Research and development	$149	$32
Increase/(decrease) from prior year	$117	$(32)
Percent increase/(decrease) from prior year	366%	(100)%

Expenses for research and development in the three months ended March 31, 2021 was $149 compared to $32 in the same period in 2020.

The Company recorded $149 during the three months ended March 31, 2021 for fees payable to Penn State University related to license maintenance fees, minimum royalties and various patent evaluation and filing expenses. These liabilities were assigned to Cytocom in connection with August 12, 2020 agreement as described in Note 7 to the financial statements. As Penn State has not consented to the assignment of these fees, the Company retains liability for them until paid by Cytocom; at which time, the Company will recognize a gain on the assignment of liabilities.

 Interest Expense

Interest expense for the three months ended March 31, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2021	2020
Interest expense	$100	$86
Increase / (Decrease) from prior year	$14	$(29)
Percentage Increase (Decrease) from prior year	16%	(25)%

The Company was able to reduce the total principal outstanding as of March 31, 2021 through the assignment of $2,728,731 of notes payable to Cytocom during in the third quarter of 2020. The increase in interest expense during the three-month period ended March 31, 2021 reflects the amortization of debt discount in the amount of $35 during the current reporting period and $65 in interest expense on principal amounts.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. The Company does not anticipate generating sufficient cash flows from our operations to fund the next twelve months. We had cash of $11,658 at March 31, 2021, compared to $6,153 at March 31, 2020.

For the three months ended March 31, 2021 and 2020, cash from operating activities was $1,687 and $1,228, respectively.

The Company had no cash used in investing activities for the three months ended March 31, 2021 and 2020.

The Company does not expect to generate revenues from sales in the foreseeable future. If the Company is unable to raise additional working capital to meet its operating obligations and expenditures, the Company be required to modify its business plan.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2021 and 2020, the Company did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures as defined in Rules 13(a)-15(e) under the Exchange Act. Based on this evaluation, the principal executive officer who is also the principal financial officer concluded that, because of the weakness in internal controls over financial reporting described below, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management assessed the effectiveness of the internal controls over financial reporting as of using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 26, 2021, the Company issued 5,402 shares of common stock, at an average price per share of $10.46, in connection with a conversion notice received from a noteholder in payment of outstanding principal and related accrued interest. The transaction was exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. The conversion made according to the terms of the promissory note and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at March 31, 2021, certain promissory notes on which the Company was in arrears on payments of principal as follows:

●	$70,000 in promissory notes issued between December 2014 and January 2015. Lender earns interest at 10%, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes were to be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015.
●	$149,500 in promissory notes issued between May 2015 and June 2016 and maturing between February 2017 and November 2018. Lenders earn interest at rates between 2% and 10%.
●	$606,500 in promissory notes issued in 2016 that accrue interest at 2% and mature between November 2017 and December 2017.
●	$205,000 in promissory notes issued in 2017 that accrue that interest at 2% and mature between January 2018 and September 2018.
●	$150,000 in promissory notes issued in 2017that accrue interest at 2% and mature in May 2018.
●	$116,800 in promissory notes issued in 2017 that accrue interest at 2% and mature between August 2018 and September 2018.
●	$697,600 promissory note originally issued in October 2017 that accrues interest at 22% on all outstanding balances. The note is in default giving the holder an option to convert the note to stock using the lowest value of the Company’s common stock 25 days prior to the conversion. The Company has accrued a $3,024,790 derivative liability for the conversion right.
●	$105,500 promissory notes aggregating $105,500 issued in 2017 that accrues interest at 2%.
●	$47,975 promissory notes issued in the 2018 that accrue interest at 2% and mature between May 2018 and January 2019.
●	$65,000 in promissory notes issued in 2018 accrue interest at 2% and mature between July 2018 and October 2018. These notes include warrants between 1,000 and 5,000 shares with an exercise price of $5.
●	$118,000 in promissory notes were issued in 2018, of which $3,000 were issued to a related party. The notes accrue interest at 2% and mature between August 2019 and January 2019. These notes include warrants between 60,000 and 500,000 shares with an exercise price of $0.05.
●	$323,855 in promissory notes were issued in 2018, of which $210,000 is to a related party. The notes accrue interest at 2% and mature between January 2019 and November 2019. These notes include warrants between 200 and 39,500 shares with an exercise price of $5 to $40.
●	$23,000 promissory note issued to a related party in the first quarter of 2019. The note accrues interest at 2% and matured during July 2019. The note includes warrants for 4,600 shares with an exercise price of $5.
●	$231,478 in promissory notes issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020.
●	$10,000 promissory note issued in the second quarter of 2019 that accrues interest at 2% and matured in July 2019. The notes include warrants for 10,000 shares with an exercise price of $5.
●	$150,000 promissory note issued in October 2019 that accrues interest at 15% was not in default on March 31, 2021 but later matured on April 30, 2021.

At March 31, 2021, the Company had insufficient cash on hand to repay these notes.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Annual Report:

Exhibit	Description

3.1	Restated Articles of Incorporation*
3.2	Bylaws*
10.1	Sale and Assignment of Patent and Transfer of Technology Agreement with Nicholas Plotnikoff †>
10.2	Agreement with Professor Shan †>
10.3	Patent License Agreement with Penn State Research Foundation r†
10.4	Patent License Agreement Between Immune Therapeutics, Inc. and Jacqueline Young for the intellectual property of Dr. Bernard Bihari#
10.5	Strategic Framework Agreement for Cooperation with Hubei Qianjiang Pharmaceutical Company, and Commissioned Processing Contract, and Addendum to Venture Cooperation †>
10.6	Malawi Memorandum of Agreement with GB Oncology & Imaging Group Ltd.#
10.7	Letter of Intent between GB Oncology & Imaging Group Ltd. and G-Ex Technologies St. Maris Pharma Limited #
10.8	Distribution Agreement in Nigeria with GB Pharma Holdings Inc. †>
10.9	ViPharma Agreement †>
10.10	Strategic Framework Agreement, Addendum to Venture Cooperation and Supplementary Agreement with Hubei Qianjiang Pharmaceutical Company (MENK) (filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.11	Manufacturing Agreement with Laboratorios Ramos (and English translation)>
10.12	Engagement Agreement for Corporate Advisory Services by the Brewer Group?
10.13	Employment Agreement with Noreen Griffin (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.14	Master Service Agreement with American Peptide Company (filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.15	Agreement with AHAR Pharma (filed as Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.16	Consulting agreement with Dr. Graham Burton (filed as Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference).
10.17	Promissory note to Robert J. Dailey, issued February 6, 2014, for $200,000 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.18	Promissory note to Robert J. Dailey, issued March 7, 2014, for $200,000 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.19	Promissory note to Robert J. Dailey, issued March 28, 2014, for $200,000 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.20	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $399,000 µ
10.21	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $400,000 µ
10.22	Distribution Agreement, effective June 11, 2014, between Airmed Biopharma Limited and PanAm Global Logistics, Inc. (filed as Exhibit 1.1 to our Current Report on Form 8-K filed June 25, 2014, and incorporated herein by reference).
10.23	Immune Therapeutics, Inc. 2014 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on July 17, 2014, and incorporated herein by reference).
10.24	Supplementary Agreement on New Drug Methionine – Enkephalin Cooperation, dated August 6, 2014, between Immune Therapeutics, Inc. and Hubei Qianjiang Pharmaceutical Co., Ltd. (filed as Exhibit 1.1 to our Current Report on Form 8-K on August 13, 2014, and incorporated herein by reference).

10.25	Assignment by Professor Fengping Shan Ph.D. to Immune Therapeutics, Inc., executed August 6, 2014 (filed as Exhibit 1.2 to our Current Report on Form 8-K on August 13, 2014, and incorporated herein by reference).
10.26	Clinical Trial Agreement, dated October 20, 2014, between TNI BioTech International Ltd. and American Hospital and Resorts (filed as Exhibit 10.1 to our Current Report on Form 8-K on October 30, 2014, and incorporated herein by reference).
10.27	Contract for the Compounding of Pharmaceutical Products, dated December 8, 2014, between Immune Therapeutics, Inc. and KRS Global Biotechnology, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K on December 15, 2014, and incorporated herein by reference).
10.28	Services Agreement, dated December 15, 2014, between Immune Therapeutics, Inc. and Aronstam Management Services, Inc. µ
10.29	Royalty Agreement (Filed as Exhibit 10.1 to our Current Report on Form 8-K on May 21, 2015, and incorporated herein by reference.)
10.30	Change of Transfer Agent Agreement (Filed as Exhibit 99.1 to our Current Report on Form 8-K on January 26, 2015, and incorporated herein by reference.)
10.31	Real Property Leases for Florida Office and Extensions dated July 19, 2017 and November 13, 2017
10.32	Compounding Contract with Complete Pharmacy and Medical Solutions, LLC (filed as Exhibit 10.1 to our Current Report 8-K on May 20, 2016, and incorporated herein by reference.)
10.33	Employment Agreement with Robert Wilson (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference).
10.34	Letter of Intent with Super T-Cell Cancer Co., (filed as Exhibit 10.1 to our Current Report on Form 8-K on April 21, 2016, and incorporated herein by reference.)
10.35	Extension of Employment Agreement with Noreen Griffin dated March 9, 2018.
10.36	Extension of AHAR Agreement dated March 29, 2016. µ
10.37	Extension of Employment Agreement with Peter Aronstam dated July 1, 2017.
10.38	Consulting Agreement with Joyce Banda dated September 1, 2016. µ
10.39	Intellectual Property Assignment Agreement with Cytocom, Inc. dated September 4, 2015.
10.40	Consulting Master Services Agreement with Coté Orphan, LLC dated February 16, 2016.
10.41	Securities Purchase Agreement and related agreements with JMJ Financial dated April 12, 2016 (filed as Exhibit 10.1 to our Current Report 8-K on April 18, 2016, and incorporated herein by reference).
10.43	Patent License Agreement dated September 24, 2014 between Dr. Jill P. Smith, LDN Research Group LLC and Cytocom, Inc. and related agreements.
10.44	Promissory Note dated February 6, 2017 issued to Phoenix Fund Management, LLC.
10.45	Settlement agreement with Phoenix Fund Management, LLC dated February 28, 2017.
10.46	Settlement agreement with Mr. Marshall Faulk dated April 3, 2017.
10.47	Promissory Note dated April 5, 2017 to Robert J. Dailey in the principal amount of $150,000.
10.48	Securities Purchase Agreement and Warrant dated May 1, 2017 with Ira Gaines.
10.49	Distribution Agreement with TNI BioTech International Ltd. and Omaera Pharmaceuticals Ltd. Dated August 22, 2017.
10.50	Settlement and mutual release agreement dated October 12, 2017 with Phoenix Fund Management, LLC and Far East Holdings, LLC.
10.51	Securities Purchase Agreement dated October 25, 2017 with Iliad Research and Trading, L.P.
10.52	Iliad Research and Trading (i) promissory note and (ii) warrant dated October 25, 2017.
10.53	Independent Corporate Development and Consulting Agreement with CSJ Group, LLC, and Advanced BioStrategies, Inc. dated December 5, 2017.
10.54	Independent Corporate Development and Legal Advising Agreement with CSJ and August Strategic & Legal Advisors, Inc. dated December 6, 2017
10.55	Loan agreement and promissory note with Joel Yanowitz, dated January 9, 2018, for $50,000 (filed as Exhibit 10.23 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).
10.56	Loan agreement and promissory note with Rogoff Family Trust, dated February 13, 2018, for $50,000 (filed as Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).
10.57	Amended and restated License Agreement with Cytocom, Inc. dated May 1, 2018 (filed as Exhibit 10.1 to our Current Report dated June 4, 2018, and incorporated herein by reference).

10.58	Stock Purchase Agreement with Cytocom, Inc. dated June 4, 2018 (filed as Exhibit 10.2 to our Report on Form 8-K dated June 4, 2018, and incorporated herein by reference).
10.59	Promissory Note dated February 27, 2019 to Phoenix Group in the principal amount of $231,478.39.
10.60	Second Amendment to License Agreement with Cytocom Inc., effective December 31, 2018 and signed April 8, 2019.∞
10.61	Employment Agreement with Michael Handley dated September 20, 2019 (Filed as Exhibit 10.1 to our Current Report on Form 8-K on September 25, 2019, and incorporated herein by reference.).
10.62	License Agreement dated January 15, 2020 with Forte Biotechnology Int’l. Corp. ∞
10.63	Letter of Intent dated March 17, 2020 with Cytocom, Inc., setting forth the preliminary terms and conditions of a potential collaboration agreement for the development of Lodonal™ and IRT-101 for use against COVID-19 (Filed as Exhibit 10.1 to our Current Report on Form 8-K on March 20, 2020, and incorporated herein by reference.).
10.64	Convertible Promissory Note dated March 30, 2020 to Redstart Holdings Corp. in the principal amount of $53,000. ∞
10.65	PRC Amendment to The Second Amendment to the License Agreement effective December 31, 2018 with Cytocom, Inc. and signed May 12, 2020. ∞
10.66	Note Purchase Agreement dated November 10, 2020 entered into by Iliad Research and Trading, L.P. and Global Reverb Corporation.
10.67	Note Assignment dated November 10, 2020 between Iliad Research and Trading, L.P. and Global Reverb Corporation.
10.68	Note Exchange Agreement dated March 31, 2021 between Immune Therapeutics, Inc. and Global Reverb Corporation and Robert J. Dailey.
10.69	Promissory Note dated March 11, 2021 between Immune Therapeutics, Inc., and Global Reverb Corporation.
10.70	Promissory Note dated March 11, 2021 between Immune Therapeutics, Inc., and Robert J. Dailey.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	filed with the Form 10 Registration Statement filed with the SEC on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
#	filed with the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
+	filed with the Amendment No. 2 to the Form 10 Registration Statement filed with the SEC on July 18, 2013 and incorporated herein by reference.
^	filed with the Amendment No. 3 to the Form 10 Registration Statement filed with the SEC on August 23, 2013 and incorporated herein by reference.
?	filed with the Amendment No. 4 to the Form 10 Registration Statement filed with the SEC on September 25, 2013 and incorporated herein by reference.
Î	filed with the Amendment No. 5 to the Form 10 Registration Statement filed with the SEC on October 11, 2013 and incorporated herein by reference.
†	Portions of this exhibit have been redacted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.
>	Filed with the Amendment No. 6 to the Form 10 Registration Statement filed with the SEC on November 21, 2013 and incorporated hereby by reference.
R	Filed with the Amendment No. 7 to the Form 10 Registration Statement filed with the SEC on January 22, 2015 and incorporated hereby by reference.
∞	Filed with Form 10-K for the year ended December 31, 2019.

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: May 24, 2021	By:	/s/ Kevin J. Phelps
Kevin J. Phelps
Chief Executive Officer and Chief Financial Officer

