Form 10-Q
period 2021-06-30
Immune Therapeutics, Inc.
filed 2021-08-16
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Emerging growth Company ☐

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares of outstanding of each of issuer’s class of common stock, as of the latest practicable date:

As of August 16, 2021, there were 481,906 shares of Common Stock $0.0001 par value shares outstanding.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2021	December 31, 2020
ASSETS

Current Assets:
Cash	$23,216	$9,971
Total current assets	23,216	9,971

Deposits	-	200

Total assets	$23,216	$10,171

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,583,878	$2,562,515
Accrued payroll	3,602,814	3,627,648
Accrued interest	485,915	635,217
Accrued liabilities	280,975	221,057
Undocumented investor advances	140,000	-
Payables due to related parties	716,011	531,420
Notes payable, net of debt discount	3,070,208	2,844,851
Derivative liability	-	1,254,444
Total current liabilities	10,879,801	11,677,151

Total liabilities	10,879,801	11,677,152

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 shares authorized; 481,906 and 476,504 shares issued and outstanding respectively	49	48
Additional paid in capital	371,473,810	371,341,120
Stock issuances due	10,303	10,303
Accumulated deficit	(382,340,747)	(383,018,452)

Total stockholders’ deficit	(10,856,585)	(11,666,981)
Total liabilities and stockholders’ deficit	$23,216	$10,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Operating expenses
Selling, general and administrative	$185,284	$21,790	$324,016	$385,427
Research and development expense	3,974	(3,944)	152,667	27,566
Depreciation and amortization expense	-	160	-	319
Total operating expense	189,258	18,006	476,683	413,312

Loss from operations	(189,258)	(18,006)	(476,683)	(413,312)

Other income (expense):
Interest expense	(32,131)	(126,964)	(132,535)	(213,149)
Finance charges	-	(137,397)	-	(137,397)
Gain on assignment of liabilities	108,693	-	108,693	-
Gain/(Loss) on derivative liability valuation	-	(521,179)	1,178,230	(832,562)
Total other expense	76,562	(785,540)	1,154,388	(1,183,108)

Net income (loss)	$(112,696)	$(803,546)	$677,705	$(1,596,420)
Net income (loss) attributable to common stockholders	$(112,696)	$(803,546)	$677,705	$(1,596,420)

Basic income (loss) per share attributable to common stockholders	$(0.23)	$(1.76)	$1.41	$(3.49)

Diluted earnings (loss) per share attributable to common stockholders	$(0.23)	$(1.76)	$0.05	$(3.49)

Basic weighted average number of shares outstanding	481,906	457,578	480,115	457,578

Diluted weighted average number of shares outstanding	481,906	457,578	13,874,667	457,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIODS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total
Balance December 31, 2019	457,578	$46	$370,908,099	$10,303	$(384,607,069)	$(13,688,621)

Net loss	-	-	-	-	(1,596,420)	(1,596,420)

Balance June 30, 2020	457,578	$46	$370,908,099	$10,303	$(386,203,489)	$(15,285,041)

Balance, December 31, 2020	476,504	$48	$371,341,120	$10,303	(383,018,452)	$(11,666,981)

Issuance of common stock upon conversion of debt	5,402	1	56,479	-	-	56,480

Extinguishment of derivative liability upon conversion of debt	-	-	76,211	-	-	76,211

Net income	-	-	-	-	677,705	677,705

Balance June 30, 2021	481,906	$49	$371,473,810	$10,303	$(382,340,747)	$(10,856,585)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$677,705	$(1,596,420)
Adjustments to reconcile net income (loss) to net cash flows provided by ( used in ) operating activities:
Depreciation	-	319
Amortization of debt discount	34,789	25,065
Gain on settlement of liabilities	(108,693)	-
Change in value of derivative	(1,178,230)	832,562
Finance charges	-	137,397

Changes in operating assets and liabilities:
Deposits	200	-
Accounts payable	130,053	120,889
Accrued payroll	(24,834)	74,236
Accrued interest	97,746	198,342
Accrued liabilities	13,418	84,998
Due to related parties	231,091	27,954

Net cash (used in) operating activities	(126,755)	(94,658)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from undocumented investor advances	140,000	-
Proceeds from issuance of notes payable	-	135,000
Net cash provided by financing activities	140,000	135,000

Net increase in cash and cash equivalents	13,245	40,342
Cash and cash equivalents at beginning of period	9,971	4,925
Cash and cash equivalents at end of period	$23,216	$45,267
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Conversion of debt and accrued interest to common stock	$56,480	-
Reclassification to notes payable from accrued interest	$243,568	-
Debt discount on notes payable and warrant	-	$135,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

1. Company Overview

Immune Therapeutics Inc. (the “Company” or “IMUN”) is a Florida corporation trading on the OTC-Pink market. The Company is a drug development and commercialization company. We identify, evaluate, and seek to acquire technologies in the medical device and drug development sectors with the intent to further develop them and move them to commercialization. Such commercialization efforts include sale, licensing and go to market strategies. During 2020 as described herein, the Company executed two such licenses; one to Cytocom, Inc. (“Cytocom”) and one to Forte Animal Health, Inc. (“Forte”).

The Company’s strategy has been limited due to lack of capital. Management is seeking to secure new investment capital with which to continue to pursue the Company’s strategy. There is no guaranty that the Company will be successful in securing additional capital.

Going Concern

As of June 30, 2021, the Company had $23,216 in cash on hand, negative working capital of $10,856,585 and a stockholders’ deficit of $10,856,585. For the six months ended June 30, 2021, the Company reported net income attributable to common shareholders of $677,705. For the three months ended June 30, 2021, the Company reported a net loss attributable to common shareholders of $112,696. During the three and six months ended June 30, 2020, the Company reported a net loss attributable to common shareholders of $803,546 and $1,596,420, respectively.

Included in net income for the six months ended June 30, 2021, are non-cash gains of $1,178,230 and $108,693 related to the write-off of certain liabilities. Derivative liabilities in the amount of $1,178,230 were written off upon the conversion of the underlying debt instrument and $108,693 in vendor payables, previously assigned to Cytocom, were reversed upon payment by Cytocom.

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

Working capital at June 30, 2021 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Shares Issued and Outstanding

The Company’s shareholders approved a 1,000:1 reverse stock split in October 2019. The action was filed with the State of Florida during the first quarter of 2020 at which time all current and historical financial reporting was restated to reflect the impact of the reverse split on per share and warrant grant disclosures. On May 6, 2021, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”). All share amounts for all periods have been retroactively adjusted to reflect this reverse split.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2021, the Company has no cash balances in excess of insured limits.

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

Derivative Financial Instruments

FASB ASC 820, Fair Value Measurements requires bifurcation of certain embedded derivative instruments in certain debt or equity instruments, and measurement at their fair value for accounting purposes. A holder redemption feature embedded in the Company’s note payable requires bifurcation from its host instrument had been accounted for as a freestanding derivative in previous reporting periods.

Research and Development Costs

Research and development costs are charged to expense as incurred and are typically comprised of expenses associated with advancing the commercialization of our technologies. Expenses recognized in the quarter ended June 30, 2021 consisted of amounts paid to consultants for patent related activities.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2021 and 2020, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2021 and 2020, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

The Company did not grant any stock-based compensation awards during the six months ended June 30, 2021 and 2020.

Net Income (Loss) per Share

The Company’s potentially dilutive securities, common stock warrants, have been included in the computation of diluted net income per share for the six-month period ended June 30, 2021. Net income per share for the six-month period ended June 30, 2021 was calculated by dividing the net income by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method and the if-converted method.

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

For the three-month period ended June 30, 2021 and for the three- and six-month periods ended June 30, 2020, the potentially dilutive securities were excluded from the computation of diluted loss per share as the effect would be to reduce the net loss per common share. Therefore, the weighted-average common stock outstanding used to calculate both basic and diluted net loss per share is the same for these loss periods.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$677,705	480,115	$1.41
Diluted EPS
Assumed exercise of outstanding warrants		13,397,552	$0.05
Income available to common stockholders	$677,705	13,874,667

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the first half of 2021. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. Notes payable

As of June 30, 2021 and December 31, 2020, the Company had $1,677,275 and $1,639,275, respectively, in notes payable to shareholders of record.

During the first quarter of 2021, the Company issued 5,402 common shares, at a price of $10.40 per share, upon the conversion of $53,000 in promissory notes and $3,480 in accrued interest. The Company did not issue any in new promissory notes during the six months ended June 30, 2021.

During the first quarter of 2020, the Company issued a $53,000 promissory note. The noteholder subsequently converted the principal and all accrued interest on these notes in the amount of $3,180 in October 2020. The Company issued 6,893 shares of common stock at an average price per share of $8.15 in connection with this conversion.

A summary of Notes Payable at June 30, 2021 and December 31, 2020 follows.

	June 30, 2021	December 31, 2020
Promissory notes issued between December 2014 and January 2015. The notes accrues interest at 10% and include a penalty rate of 5%, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes were to be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. These notes are in default.	$70,000	$70,000

Promissory notes issued between February 2016 and July 2018 with interest rates ranging from 2 and 10% and maturing between February 2017 and November 2018. These notes are in default.	149,500	149,500

Promissory notes issued in the fourth quarter of 2016, accrue interest at 2%, include a penalty rate of 5%, and matured in the fourth quarter of 2017. These notes are in default.	606,500	606,500

Promissory notes issued in 2017 accrue interest at 2%, include a penalty rate of 5%, and matured in March 2018. These notes are in default.	205,000	205,000

Promissory notes issued in May 2017 accrue interest at 2% with a penalty rate of 5% matured in May 2018. These notes are in default.	150,000	150,000

Promissory notes issued in the third quarter of 2017 accrue interest at 2% include a penalty rate of 5% and matured in the third quarter of 2018. These notes are in default.	116,800	116,800

A promissory note for $425,000 was issued in October 2017 with an original issue discount of $70,000 and an annual interest rate of 22% on all outstanding balances. The note was in default, which triggered certain penalties, resulting in an outstanding balance of $454,032. The original noteholder entered into a Note Purchase Agreement in November 2020, in the amount of $697,600, reflecting the total principal, interest and penalties, and transferred the note to Global Reverb Corp., an entity wholly owned by the Company’s former Chief Executive Officer and director, Noreen Griffin. During the first quarter of 2021, Global Reverb Corp. sold 50% of the value of the note to another investor.	-	454,032

Promissory notes issued in December 2017 accrue interest at 2% with a penalty rate of 5% and matured in December 2018. These notes are in default.	105,500	105,500

Promissory notes issued in January 2018 accrue interest at 2% with a penalty rate of 5% and matured between May 2018 and January 2019. These notes are in default.	47,975	47,975

Promissory notes issued from March 2018 through June 2018 accrue interest at 2% with a penalty rate of 5% and matured between July and October 2018. These notes include warrants with an exercise price of $5 per share. These notes are in default.	65,000	65,000

Promissory notes issued in the second quarter of 2018 accrue interest at 2% with a penalty rate of 5% and matured between November 2018 and August 2019. These notes include warrants with an exercise price of $0.05 per share. These notes are in default.	118,000	118,000

Promissory notes issued in the third and fourth quarters of 2018 accrue interest at 2% with a penalty rate of 5% and matured in November 2019. These notes include warrants with an exercise price ranging from $5 to $40 per share. These notes are in default.	323,855	323,855

Promissory note issued to Global Reverb Corp. in the first quarter of 2019 accrues interest at 2% with a penalty rate of 5% and matured in July 2019. The note includes warrants with an exercise price of $5 per share. The note is in default.	23,000	23,000

Promissory note issued in the first quarter of 2019, accrues interest at 6% and matured in February 2020. This note is in default.	231,478	231,478

Promissory note issued in April 2019 accrues interest at 2% with a 5% penalty matured in July 2019. The note include warrants with an exercise price of $5 per share. The note is in default.	10,000	10,000

Promissory note issued in October 2019 for the settlement of outstanding debt in the same amount. The note accrues interest at 15% with a penalty rate of 5%. The note requires $1,875 in monthly interest payments and matured on April 30, 2021. The note is in default.	150,000	150,000

Promissory note issued in the third quarter of 2020 accrues interest at 12% and matures in August 2021. The Company recognized a $54,312 derivative liability for the conversion rights attached to the note as of December 31, 2020. This outstanding principal and interest accrued on this note was converted into 5,402 common shares in February 2021	-	53,000

Promissory notes issued in the first quarter of 2021 in connection with a Note Purchase Agreement with a previous note holder. The new notes reflect all principal, interest and penalties associated with the original instrument. These notes accrue interest at 5% and a penalty rate of 7%. The holder of $348,800 of these notes (Global Reverb Corp.) is an entity wholly owned by the Company’s former Chief Executive Officer that is also a former director of the Company. These notes mature in March 2022.	697,600	-
	3,070,208	2,879,640
Less: Original issue discount on notes payable and warrants issued with notes.	-	(34,789)
	$3,070,208	$2,844,851

As of June 30, 2021 and December 31, 2020, the Company had $485,915 and $635,217, respectively, in accrued and unpaid interest and default penalties.

4. Derivative Liabilities

As of June 30, 2021, and December 31, 2020, the fair value of the outstanding derivative liabilities was zero and $1,254,444, respectively.

During the first quarter of 2021, the Company entered into a Note Exchange Agreement with a noteholder that resulted in the issuance of new non-convertible promissory notes of $697,600 in exchange for outstanding convertible promissory note with related accrued interest. The new notes do not have conversion rights and as such, the Company reversed a derivative liability of $1,200,129 during the first quarter of 2021.

Also during the first quarter of 2021, the Company issued 5,402 common shares in connection with a noteholder’s election to convert $56,480 in principal and interest to common shares. The Company recognized $21,899 for the change in fair market value on related derivative liability prior to the conversion and derecognized $76,211 in derivative liabilities.

The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

●	Level 1 Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
●	Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy follows:

Conversion option derivative liability
Balance December 31, 2020	$1,254,441
Change in fair value	21,899
Settlement of liability upon debt exchange and conversion	(1,276,340)
Balance June 30, 2021	$-

5. Capital Structure – Common Stock and Stock Purchase Warrants

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. No holder of shares of stock of any class shall be entitled, as a matter of right, to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock or any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Stock Warrants

During the six months ended June 30, 2021 and June 30, 2020, no warrants were issued or exercised. There were no modifications to the terms of any warrants issued by the Company during these periods.

The following is a summary of outstanding common stock warrants at June 30, 2021.

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Third Quarter 2021	5,167	$ 30 - 200	.50
Fourth Quarter 2021	300	$ 100	.75
First Quarter 2022	150	$ 200	1.00
Second Quarter 2022	1,750	$ 150	1.25
Third Quarter 2022	1,650	$ 50 - 100	1.50
Fourth Quarter 2022	9,811	$ 80 - 290	1.75
First Quarter 2023	1,204,000	$ 5 - 40	2.00
Second Quarter 2023	802,000	$ 5 - 200	2.25
Third Quarter 2023	7,521,500	$ 5 - 100	2.50
Fourth Quarter 2023	6,024,300	$ 0.20 - 5	2.75
First Quarter 2024	3,660,000	$ 5	3.00
Second Quarter 2024	800,000	$ 5	3.25
Third Quarter 2028	3,000	$ 70	7.50
Second Quarter 2032	28,995	$ 10 - 70	11.25
	20,062,623	$ 5 - 200

The following is a summary of outstanding stock warrant activity for the six months ended June 30, 2021:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2020	20,081,035	$0.05-200	$0.68
Issued	-	-	-
Expired and forfeited	(18,412)	$14-200	$152.68
Exercised	-	-	-
Warrants as of June 30, 2021	20,062,623	$0.05-200	$0.54

6. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the six months ended June 30, 2021 as the net income recognized during the period would be offset by the utilization of net operating loss carryforwards available to the Company.

The Company’s effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. This rate may also be affected by discrete items that may occur in any given year but are not consistent from year to year.

For U.S. federal purposes the corporate statutory income tax rate was 21%, for 2021 and 2020 tax years. The Company has recognized no tax benefit for the losses generated for the periods through June 30, 2021. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

7. Licenses Agreements

Due to the Company’s need to generate short term cash flow to fund operations, the Company sublicensed its remaining technology to Forte and Cytocom Inc. as detailed below. The Company is currently seeking to acquire pharmaceutical and medical device products, technology and/or intellectual property that it can incubate for future commercialization.

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

Consideration for February 28, 2020 License to Forte (as amended July 8, 2021)

Consideration / Assumption of:
Notes in Default	$1,742,868
Accounts payable and accruals	245,692
Past Due Employee Obligations	1,016,648

Total Consideration to be Recognize Upon Execution	$3,005,208

The documentation and sign off, of the Forte license, have yet to be executed by the individual lenders that will be required to provide their approval for the transfer of these notes. As such the accompanying financial statements do not reflect any gain on sale. Until such time as the transaction is completed Forte does not have clear title and interest to the veterinary rights.

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

To date the Company has not received any payments under the terms of this agreement.

Cytocom

On May 13, 2020, the Company and Cytocom entered into Amendment to The Second Amendment to The License Agreement (“Third Amendment”) that was effective December 31, 2018. The sublicense provides Cytocom with the Company’s previously licensed rights for LDN and MENK in Emerging Markets.

Original terms for consideration for the sublicense were not finalized until August 12, 2020, at which time Cytocom and the Company signed a letter agreement in which Cytocom agreed to assume a combination of defaulted notes plus certain other liabilities. Such terms were amended and the Company agreed to transfer all the rights, title, and interest to Cytocom in technology licensed from Penn State Research Foundation in exchange for Cytocom assuming all past due and future obligations under the Penn State license. While the Company formalized the agreement to deconsolidate Penn State University, a vendor of the Company, did not consent to assign the payables to Cytocom. As of June 30, 2021, the Company had outstanding accounts payable balances of $372,732 and $421,048 due to Penn State University.

In the third quarter of 2020, the Company received a Notice of Default (“Notice”) from Cytocom relating to the sublicensing transaction. The Company disputes the validity of the Notice on the basis that Cytocom has failed to execute on their consideration for the license. On July 20, 2021 the Notice of Default was rescinded.

On July 20, 2021, Cytocom and the Company agreed to modify the terms of the original sublicense. The renegotiated terms are presented below. The Notes in Default portion of the transaction was fully executed in the third quarter of 2020 with the transfer of the notes upon the creditors signoff. The Company recognized a gain upon the assignment of these notes in the third quarter of 2020. Cytocom has not completed the assumption of the remaining liabilities.

Consideration for May 13, 2020 License to Cytocom (as amended July 20, 2021)

Consideration / Assumption of:
Notes in Default	$3,302,209
Accounts payable and accruals	230,000
Past Due Employee Obligations	1,110,567
Total anticipated Consideration	$4,642,776
Recognized through December 31, 2020	(3,302,209)
To Be Recognized upon Execution	$1,340,567

At June 30, 2021, the Company has an equity interest of approximately 13.3% in Cytocom. In connection with the May 1, 2018 “Restated Agreement” with Cytocom, the Company no longer has ongoing obligations to pay for costs in connection with the assets of Cytocom. Accordingly, effective May 1, 2018, the Company deconsolidated Cytocom. The Company uses the equity method to account for its retained interest in Cytocom. As the balance of the Company’s investment in Cytocom has been zero since 2018, no losses have been recognized during the six months ended June 30, 2021.

On July 27, 2021, Cytocom reported the completion of its previously announced merger with Cleveland BioLabs, Inc. (“CBLI”) The shares of Cytocom were exchanged for shares of CBLI in connection with this transaction. The Company will use the Fair Value Method of accounting to measure the carrying value of these share beginning in the third quarter of 2021.

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

COMPANY OVERVIEW

Immune Therapeutics Inc. (the “Company” or “IMUN”) is a Florida corporation trading on the OTC-Pink. We are a drug development and commercialization company. We identify, evaluate, and seek to acquire technologies in the medical and drug development sectors with the intent to further develop them and move them to commercialization. Such commercialization efforts include sale, licensing and go to market strategies.

Our strategy has been limited due to lack of capital. Management is seeking to secure new investment capital with which to continue to pursue the Company’s strategy. There is no guaranty that the Company will be successful in securing additional capital.

GOING CONCERN

As of June 30, 2021, the Company had $23,216 in cash on hand, negative working capital of $10,856,585 and a stockholders’ deficit of $10,856,585. For the six months ended June 30, 2021, the Company reported net income attributable to common shareholders of $677,705. For the three months ended June 30, 2021, the Company reported a net loss attributable to common shareholders of $112,696. During the three and six months ended June 30, 2020, the Company reported a net loss attributable to common shareholders of $803,546 and $1,183,108, respectively.

Included in net income for the six months ended June 30, 2021, are non-cash gains of $1,178,230 and $108,693 related to the write-off of certain liabilities. Derivative liabilities in the amount of $1,178,230 were written off upon the conversion of the underlying debt instrument and $108,693 in vendor payables, previously assigned to Cytocom, were reversed upon payment by Cytocom. As of June 30, 2021, the Company has a stockholders’ deficit of $10,856,585.

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

Based on our operating plan, working capital at June 30, 2021 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

THREE MONTHS ENDED JUNE 30, 2021, COMPARED TO THREE MONTHS ENDED JUNE 30, 2020

Revenues

We had no revenues from operations for the three months ended June 30, 2021 and 2020.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses for the three months ended June 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the three months ended June 30
	2021	2020
Selling, general and administrative	$185	$22
Increase from prior year	$163	$(475)
Percent change from prior year	740%	(96)%

During the three months ended June 30, 2021, the Company has focused on business development activities and the negotiation and finalization of certain licensing transactions described further in Note 7 Licensing Agreements in the notes to the financial statements.

For the three months ended June 30, 2021 and 2020, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended June 30
	2021	2020
Shareholder and investor relations	$4	$8
Professional fees and consulting	88	105
Salaries and benefits	90	(168)
Other expenses	3	77

The trends are associated with the following:

●	Professional fees and consulting recognize services provided for legal, tax and accounting services during the period. Legal fees reflect the Company’s financial reorganization efforts and licensing strategies underway with Cytocom and Forte as described in Note 7 to the financial statements.
●	Payroll expenses in the current year reflect accrued officer salaries and statutory tax benefits as well as one part time headcount to support financial reporting.

Research and development

R&D expenses for the three months ended June 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the three months ended June 30
	2021	2020
Research and development	$4	$(4)
Increase/(decrease) from prior year	$8	$(4)
Percent change from prior year	200%	(100)%

The Company recorded $4 during the three months ended June 30, 2021 for fees payable to Penn State University related to license maintenance fees, minimum royalties and various patent evaluation and filing expenses. These liabilities were assigned to Cytocom in connection with the August 12, 2020 letter agreement described in Note 7 to the financial statements. As Penn State has not consented to the assignment of these fees, the Company retains liability for them until paid by Cytocom; at which time, the Company recognizes a gain on the assignment of liabilities.

Interest Expense

Interest expense for the three months ended June 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the three months ended June 30
	2021	2020
Interest expense	$32	$127
(Decrease) from prior year	$(95)	$(30)
Percentage change from prior year	(75)%	(19)%

The Company reduced the total principal outstanding as of June 30, 2021 through the assignment of $2,728,731 of notes payable to Cytocom during in the third quarter of 2020. The decrease in interest expense reflects this decrease in outstanding principal as well as the effect of a Note Purchase Agreement, entered into in March 2021, that reduced interest on $697,600 of outstanding principal from a compounding rate of 22% to simple 5% rate.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO SIX MONTHS ENDED JUNE 30, 2020

Revenues

We had no revenues from operations for the six months ended June 30, 2021 and 2020.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the six months ended June 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the six months ended June 30
	2021	2020
Selling, general and administrative	$324	$385
Decrease from prior year	$(61)	$(599)
Percent change from prior year	(16)%	(61)%

During the six months ended June 30, 2021, the Company has focused on business development activities and the negotiation and finalization of certain licensing transactions described further in Note 7 Licensing Agreements in the notes to the financial statements.

For the six months ended June 30, 2021 and 2020, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the six months ended June 30
	2021	2020
Shareholder and investor relations	$10	$23
Professional fees and consulting	119	175
Salaries and benefits	189	65
Other expenses	6	122

The trends are associated with SG&A are as follows:

●	Professional fees and consulting costs recognize legal, tax and accounting services during the period. Legal fees reflect the Company’s financial reorganization efforts and licensing strategies underway with Cytocom and Forte as described in Note 7 to the financial statements.
●	Payroll expenses reflect accrued officer salaries including statutory tax benefits as well as one part time headcount to support financial reporting.

Research and development

R&D expenses and related percentages for the six months ended June 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the six months ended June 30
	2021	2020
Research and development	$153	$28
Increase/(decrease) from prior year	$125	$28
Percent change from prior year	446%	100%

The Company recorded $153 during the six months ended June 30, 2021 for fees payable to Penn State University related to license maintenance fees, minimum royalties and various patent evaluation and filing expenses. These liabilities were assigned to Cytocom in connection with the August 12, 2020 letter agreement described in Note 7 to the financial statements. As Penn State has not consented to the assignment of these fees, the Company retains liability for them until paid by Cytocom; at which time, the Company will recognize a gain on the assignment of liabilities.

Interest Expense

Interest expense for the six months ended June 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the six months ended June 30
	2021	2020
Interest expense	$133	$213
(Decrease) from prior year	$(80)	$(59)
Percentage change from prior year	(38)%	(22)%

The Company reduced the total principal outstanding as of June 30, 2021 through the assignment of $2,728,731 of notes payable to Cytocom during in the third quarter of 2020. The decrease in interest expense reflects this decrease in outstanding principal as well as the effect of a Note Purchase Agreement, entered into in March 2021, that reduced interest on $697,600 of outstanding principal from a compounding rate of 22% to simple 5% rate.

LIQUIDITY

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. The Company does not anticipate generating sufficient cash flows from our operations to fund the next twelve months. We had cash on hand of $23,216 at June 30, 2021, compared to $9,971 at December 31, 2020.

For the six months ended June 30, 2021, the Company used $126,755 in cash to support operating activities. Included in net income for the six months ended June 30, 2021, are non-cash gains of $1,178,230 and $108,693 related to the write-off of certain liabilities. Derivative liabilities in the amount of $1,178,230 were written off upon the conversion of the underlying debt instrument in the first quarter and $108,693 in vendor payables, previously assigned to Cytocom, were reversed in the second quarter upon direct vendor payment by Cytocom.

During the six months ended June 30, 2020, the Company used $94,658 in operating activities. The loss from operations of $1,596,420 during the six months ended June 30, 2020 was offset by non-cash items aggregating $995,343 related to depreciation, amortization on debt discount, finance charges and the change in fair market value of the derivative liability.

The Company received $140,000 from investors for which the documentation had not been completed as of June 30, 2021. These proceeds are included in financing activities during the six months ended June 30, 2021. The Company received $135,000 in cash proceeds from the issuance of notes in the six months ended June 30, 2020.

The Company does not expect to generate revenues in the foreseeable future. If the Company is unable to raise additional working capital to meet its operating obligations and expenditures, the Company will be required to modify its business plan.

OFF BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2021, and 2020, the Company did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

Management assessed the effectiveness of the internal controls over financial reporting using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that the internal controls over financial reporting were not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within our company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Please see Note 7 to the Condensed Consolidated Financial Statements of Part I Item 1, which is incorporated by reference, for additional details. The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at June 30, 2021, certain promissory notes on which the Company was in arrears on payments of principal as follows:

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

At June 30, 2021, the Company had insufficient cash on hand to repay these notes.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

The Company previously disclosed in its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2014 that it filed Articles of Amendment to its Articles of Incorporation on October 27, 2014 to change its name to Immune Therapeutics, Inc. A copy of this amendment has been attached with this Quarterly Report on Form 10-Q as Exhibit 3.2 and is incorporated by reference herein.

On July 20, 2021 the Company entered into Amendment No. 1 to the Agreement and Representations Letter between Cytocom and the Company, effective August 12, 2020 (“Letter Agreement Amendment”), pursuant to which the terms of the Company’s assignment, transfer and license to Cytocom of certain intellectual property rights and other assets relating to low dose naltrexone (LDN) and Methionine [Met5]-enkephalin (MENK), and Cytocom’s assumption of certain liabilities of the Company, were amended as more particularly set forth therein.  The description of the Letter Agreement Amendment is qualified in its entirety by reference to the actual terms of the Letter Agreement Amendment, a copy of which is attached as Exhibits 10.2 hereto and incorporated by reference herein.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report:

Exhibit	Description

3.1	Restated Articles of Incorporation, incorporated by reference to Immune Therapeutics, Inc. Form 10 Registration Statement filed with the Securities and Exchange Commission on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the Securities and Exchange Commission on June 7, 2013.
3.2	Articles of Amendment to Articles of Incorporation, filed October 27, 2014
3.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 10.68 of Immune Therapeutics, Inc. Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 29, 2020
3.4	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 10.69 of Immune Therapeutics, Inc. Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 29, 2020
3.5	Bylaws, incorporated by reference to Immune Therapeutics, Inc. Form 10 Registration Statement filed with the Securities and Exchange Commission on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the Securities and Exchange Commission on June 7, 2013.
10.1	Letter of Intent, dated May 25, 2021, incorporated by reference to Exhibit 10.1 of Immune Therapeutics, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2021.
10.2	[REVISED CYTOCOM AGREEMENT]
31.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: August 16, 2021	By:	/s/ Kevin J. Phelps
Kevin J. Phelps
Chief Executive Officer and Chief Financial Officer

