Form 10-Q
period 2021-09-30
Immune Therapeutics, Inc.
filed 2021-11-12
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares of outstanding of each of issuer’s class of common stock, as of the latest practicable date:

As of November 12, 2021, there were 481,906 shares of Common Stock $0.0001 par value shares outstanding.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2021	December 31, 2020
ASSETS

Current Assets:
Cash	$29,355	$9,971
Investment in common stock	2,656,500	—
Total current assets	2,685,855	9,971

Deposits	—	200

Total assets	$2,685,855	$10,171

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,183,268	$2,562,515
Accrued payroll	3,376,933	3,627,648
Accrued interest	518,112	635,217
Accrued liabilities	239,558	221,057
Undocumented investor advances	240,000	—
Payables due to related parties	801,421	531,420
Notes payable, net of debt discount	3,070,208	2,844,851
Derivative liability	—	1,254,444
Total current liabilities	10,429,500	11,677,152

Total liabilities	10,429,500	11,677,152

Commitments and Contingencies	—	—

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 shares authorized; 481,906 and 476,504 shares issued and outstanding respectively	49	48
Additional paid in capital	371,473,810	371,341,120
Stock issuances due	10,303	10,303
Accumulated deficit	(379,227,807)	(383,018,452)

Total stockholders’ deficit	(7,743,645)	(11,666,981)
Total liabilities and stockholders’ deficit	$2,685,855	$10,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months ended		Nine Months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Operating expenses
Selling, general and administrative	$114,567	$130,873	$438,583	$516,296
Research and development	-	-	152,667	27,566
Depreciation and amortization	-	160	-	479
Total operating expense	114,567	131,033	591,250	544,341

Loss from operations	(114,567)	(131,033)	(591,250)	(544,341)

Other income (expense):
Interest expense	(32,197)	(100,681)	(164,731)	(313,830)
Finance charges	-	(35,721)	-	(173,118)
Gain on assignment of debt	603,204	3,332,280	711,896	3,332,280
Receipt of common shares	5,761,500	-	5,761,500	-
Change in market value of common shares	(3,105,000)	-	(3,105,000)	-
Gain (loss) on market value of derivative liability	-	1,029,570	1,178,230	197,008
Total other expense	3,227,507	4,225,448	4,381,895	3,042,340

Net income	$3,112,940	$4,094,415	$3,790,645	$2,497,999

Basic income per share attributable to common stockholders	$6.44	$8.95	$7.86	$5.46

Diluted income per share attributable to common stockholders	$0.24	$0.24	$0.29	$0.17

Weighted average number of shares outstanding	483,714	457,578	482,527	457,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total
Balance December 31, 2019	457,578	$46	$370,908,099	$10,303	$(384,607,069)	$(13,688,621)

Net income	-	-	-	-	2,497,999	2,497,999

Balance September 30, 2020	457,578	$46	$370,908,099	$10,303	$(382,109,070)	$(11,190,622)

Balance, December 31, 2020	476,504	$48	$371,341,120	$10,303	$(383,018,452)	$(11,666,981)

Issuance of common stock upon conversion of debt	5,402	1	56,479	-	-	56,480

Extinguishment of derivative liability upon conversion of debt	-	-	76,211	-	-	76,211

Effect of fractional shares upon reverse stock split	1,808	-	-	-	-	-
Net income	-	-	-	-	3,790,645	3,790,645

Balance September 30, 2021	483,714	$49	$371,473,810	$10,303	$(379,227,807)	$(7,743,645)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,790,645	$2,497,999
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation	-	478
Amortization of debt discount	34,789	65,035
Gain on settlement of liabilities	(711,896)	(3,332,278)
Gain recognized upon receipt of common shares	(5,761,500)	-
Change in market value of common shares	3,105,000	-
Change in value of derivative	(1,178,230)	(197,008)
Finance charges	-	173,118

Changes in operating assets and liabilities:
Deposits	200	-
Accounts payable	102,177	186,883
Accrued payroll	(20,244)	112,037
Accrued interest	129,943	258,795
Accrued liabilities	18,499	75,000
Due to related parties	270,001	(2,047)

Net cash (used in) operating activities	(220,616)	(161,988)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from undocumented investor advances	240,000	-
Proceeds from issuance of notes payable (net)	-	188,000
Net cash provided by financing activities	240,000	188,000

Net increase in cash and cash equivalents	19,384	26,012
Cash and cash equivalents at beginning of period	9,971	4,925
Cash and cash equivalents at end of period	$29,355	$30,937

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Conversion of debt and accrued interest to common stock	$56,480	-
Reclassification to notes payable from accrued interest	$243,568	-
Debt discount on notes payable and warrant	-	$135,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Note 1. Company Overview

Immune Therapeutics Inc. (the “Company” or “IMUN”) is a Florida corporation trading on the OTC-Pink market. The Company is a drug development and commercialization company. We identify, evaluate, and seek to acquire technologies in the medical device and drug development sectors with the intent to further develop them and move them to commercialization. Such commercialization efforts include sale, licensing and go to market strategies. The Company has executed two product licenses: one with Cytocom, Inc. (“Cytocom”) and one with Forte Animal Health, Inc. (“Forte”).

The implementation of the Company’s strategy has been limited due to lack of capital. Management is seeking to secure new investment capital with which to continue to pursue the Company’s strategy. There is no guaranty that the Company will be successful in securing additional capital.

Going Concern

As of September 30, 2021, the Company had $29,355 in cash on hand, negative working capital of $7,743,645 and a stockholders’ deficit of $7,743,645. For the three and nine months ended September 30, 2021, the Company reported net income attributable to common shareholders of $3,112,940 and $3,790,645, respectively. Included in net income for these periods, are certain non-cash non-operating gains comprised of the following:

	Three Months ended	Nine Months ended
	September 30, 2021
Gain on assignment of debt	$603,204	$711,896
Receipt of common shares	5,761,500	5,761,500
Change in market value of common shares	(3,105,000)	(3,105,000)
Gain on reversal of derivative liability	-	1,178,230
	$3,259,704	$4,546,626

For the three and nine months ended September 30, 2020, the Company reported net income attributable to common shareholders of $4,094,415 and $2,497,999, respectively. Included in net income for the nine-month period ending September 30, 2020 was a non-cash non-operating gain of $3,332,280 resulting from the assignment of debt and $197,008 from the re-valuation of fair market value associated with derivative liabilities.

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

Working capital at September 30, 2021 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

If the Company is unable to secure new working capital, other alternatives strategies will be required.

There can be no guaranties that the Company will be successful in:.

●	Executing its restructuring plan
●	Securing adequate capital to continue operations.
●	Identifying and acquiring assets for future development.

Note 2. Summary of Significant Accounting Policies

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2021, the Company has no cash balances in excess of insured limits.

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

Cash, cash equivalents and accounts payable are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of the Company’s investment in the common stock of Stratera BioPharma (“STAB”) is measured based on the quoted per share price as reported on NASDAQ. The carrying value of notes payable approximate fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and are typically comprised of expenses associated with advancing the commercialization of our technologies

Income Taxes

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2021 and 2020, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2021 and 2020, the Company has not accrued any interest or penalties related to uncertain tax positions.

Stock-Based Compensation and Issuance of Stock for Non-Cash Consideration

The Company measures and recognizes compensation expense for share-based payment awards made to employees and directors based on estimated fair values equaling either the market value of the shares issued, or the value of consideration received, whichever is more readily determinable. Generally, the non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair value of the Company’s common stock at the date of the agreement.

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

The Company did not grant any stock-based compensation awards during the nine months ended September 30, 2021 and 2020.

Net Income (Loss) per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

Diluted income per share is calculated by dividing the net income by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method and the if-converted method.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	Three Months ended	Nine Months ended
	September 30, 2021
Basic EPS
Income available to common shareholders (Numerator)	$3,112,940	$3,790,645
Weighted average common shares (Denominator)	483,714	482,527
Basic EPS	$6.44	$7.86

Diluted EPS
Income available to common shareholders (Numerator)	$3,112,940	$3,790,645
Weighted average common shares	483,714	482,527
Weighted average common shares assuming exercise of outstanding warrants	12,507,218	12,507,218
Denominator	12,990,932	12,989,745
Diluted EPS	$0.24	$0.29

	September 30, 2020
Basic EPS
Income available to common shareholders (Numerator)	$4,094,415	$2,497,999
Weighted average common shares (Denominator)	457,578	457,578
Basic EPS	$8.95	$5.46

Diluted EPS
Income available to common shareholders	$4,094,415	$2,497,999
Effect of convertible debt	$41,307	$109,697
Numerator	$4,135,722	$2,607,696
Weighted average common shares	457,578	457,578
Effect of warrants convertible into common stock	16,584,263	14,918,946
Effect of convertible notes	79,976	79,976
Denominator	17,121,817	15,456,500
Diluted EPS	$0.24	$0.17

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the nine months ended September 30, 2021. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Note 3. Investment in Common Stock

On September 28, 2021, Cytocom announced the completion of its merger with Cleveland BioLabs, Inc. (“CBLI”) which resulted in the Company’s receipt of 1,150,000 common shares of CBLI, reflecting the Company’s retained minority interest in Cytocom. The merger was completed in July 2021. Subsequent to the merger, CBLI adopted a new corporate name, Stratera BioPharma, Inc., with the ticker symbol “STAB” effective September 1, 2021. Cytocom emerged as a publicly traded entity following the merger with CBLI.

The Company recorded the fair market value of the 1,150,000 common shares at $5,761,500 upon the announcement of the merger in July 2021 between Cytocom and CBLI. The Company recognized non-operating income upon the receipt of the STAB common shares in the Statement of Operations during the third quarter of 2021. In accordance with the reporting requirements of FASB ASC Topic 321, “Investments Equity Securities”, the Company re-measured the fair value of the STAB common shares at $2.31 per share and recognized a change in market value of $3,105,000 as of September 30, 2021. At September 30, 2021 the fair value of the STAB common shares measured at $2,656,500 and is reflected as a current asset in the Balance Sheet.

Prior to May 1, 2018, the Company consolidated the operations and net assets of Cytocom. On May 1, 2018, the Company entered into an amended and restated licensing agreement with Cytocom, in accordance with which, the Company no longer had any ongoing obligations to pay for costs in connection with this investment. The Company deconsolidated Cytocom at that time and accounted for its retained interest under the equity method of accounting, with the Company’s share of Cytocom’s earnings recorded in “loss from equity method investment” in the consolidated statements of operations. The Company’s investment in Cytocom has been zero since December 31, 2018, and no losses have been recognized since that date.

Note 4. Notes payable

A summary of Notes Payable at September 30, 2021 and December 31, 2020 follows.

	September 30, 2021	December 31, 2020
Promissory notes issued between December 2014 and January 2015. The notes accrue interest at 10% and include a penalty rate of 5%, plus a pro-rata share of two percent of the Company’s gross receipts for sales of IRT-103-LDN in perpetuity. Notes were to be repaid in 36 monthly installments of principal and interest commencing no later than October 15, 2015. These notes are in default.	$70,000	$70,000

Promissory notes issued between February 2016 and July 2018 with interest rates ranging from 2 and 10% and maturing between February 2017 and November 2018. These notes are in default.	149,500	149,500

Promissory notes issued in the fourth quarter of 2016, accrue interest at 2%, include a penalty rate of 5%, and matured in the fourth quarter of 2017. These notes are in default.	606,500	606,500

Promissory notes issued in 2017 accrue interest at 2%, include a penalty rate of 5%, and matured in March 2018. These notes are in default.	205,000	205,000

Promissory notes issued in May 2017 accrue interest at 2% with a penalty rate of 5% matured in May 2018. These notes are in default.	150,000	150,000

Promissory notes issued in the third quarter of 2017 accrue interest at 2% include a penalty rate of 5% and matured in the third quarter of 2018. These notes are in default.	116,800	116,800

A promissory note for $425,000 was issued in October 2017 with an original issue discount of $70,000 and an annual interest rate of 22% on all outstanding balances. The note was in default, which triggered certain penalties, resulting in an outstanding balance of $454,032. The original noteholder entered into a Note Purchase Agreement in November 2020, in the amount of $697,600, reflecting the total principal, interest and penalties, and transferred the note to Global Reverb Corp., an entity wholly owned by the Company’s former Chief Executive Officer and director, Noreen Griffin. During the first quarter of 2021, Global Reverb Corp. sold 50% of the value of the note to another investor.	-	454,032

Promissory notes issued in December 2017 accrue interest at 2% with a penalty rate of 5% and matured in December 2018. These notes are in default.	105,500	105,500

Promissory notes issued in January 2018 accrue interest at 2% with a penalty rate of 5% and matured between May 2018 and January 2019. These notes are in default.	47,975	47,975

Promissory notes issued from March 2018 through June 2018 accrue interest at 2% with a penalty rate of 5% and matured between July and October 2018. These notes include warrants with an exercise price of $5 per share. These notes are in default.	65,000	65,000

Promissory notes issued in the second quarter of 2018 accrue interest at 2% with a penalty rate of 5% and matured between November 2018 and August 2019. These notes include warrants with an exercise price of $0.05 per share. These notes are in default.	118,000	118,000

Promissory notes issued in the third and fourth quarters of 2018 accrue interest at 2% with a penalty rate of 5% and matured in November 2019. These notes include warrants with an exercise price ranging from $5 to $40 per share. These notes are in default.	323,855	323,855

Promissory note issued to Global Reverb Corp. in the first quarter of 2019 accrues interest at 2% with a penalty rate of 5% and matured in July 2019. The note includes warrants with an exercise price of $5 per share. The note is in default.	23,000	23,000

Promissory note issued in the first quarter of 2019, accrues interest at 6% and matured in February 2020. This note is in default.	231,478	231,478

Promissory note issued in April 2019 accrues interest at 2% with a 5% penalty matured in July 2019. The note includes warrants with an exercise price of $5 per share. The note is in default.	10,000	10,000

Promissory note issued in October 2019 for the settlement of outstanding debt in the same amount. The note accrues interest at 15% with a penalty rate of 5%. The note requires $1,875 in monthly interest payments and matured on April 30, 2021. The note is in default.	150,000	150,000

Promissory note issued in the third quarter of 2020 accrues interest at 12% and matures in August 2021. The Company recognized a $54,312 derivative liability for the conversion rights attached to the note as of December 31, 2020. The outstanding principal and interest accrued on this note were converted into 5,402 common shares in February 2021	-	53,000

Promissory notes issued in the first quarter of 2021 in connection with a Note Purchase Agreement with a previous note holder. The new notes reflect all principal, interest and penalties associated with the original instrument. These notes accrue interest at 5% and a penalty rate of 7%. The holder of $348,800 of these notes (Global Reverb Corp.) is an entity wholly owned by the Company’s former Chief Executive Officer that is also a former director of the Company. These notes mature in March 2022.	697,600	-
	3,070,208	2,879,640
Less: Original issue discount on notes payable and warrants issued with notes.	-	(34,789)
	$3,070,208	$2,844,851

As of September 30, 2021 and December 31, 2020, the Company had $518,112 and $635,217, respectively, in accrued and unpaid interest and default penalties.

The Company did not issue any new promissory notes during the nine months ended September 30, 2021. During the first quarter of 2021, the Company issued 5,402 common shares, at a price of $10.40 per share, upon the conversion of $53,000 in promissory notes and $3,480 in accrued interest. During the first quarter of 2020, the Company issued a $53,000 promissory note. The noteholder subsequently converted the principal and all accrued interest on these notes in the amount of $3,180 in October 2020. The Company issued 6,893 shares of common stock at an average price per share of $8.15 in connection with this conversion.

As of September 30, 2021 and December 31, 2020, the Company had $1,677,275 and $1,639,275, respectively, in notes payable to shareholders of record.

Note 5. Derivative Liabilities

As of September 30, 2021, and December 31, 2020, the fair value of the outstanding derivative liabilities was zero and $1,254,444, respectively.

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

The Company determines the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

●	Level 1 Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
●	Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy follows:

Conversion option derivative liability
Balance December 31, 2020	$1,254,441
Change in fair value	21,899
Settlement of liability upon debt exchange and conversion	(1,276,340)
Balance September 30, 2021	$-

Note 6. Capital Structure – Common Stock and Stock Purchase Warrants

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

Stock Warrants

During the nine months ended September 30, 2021 and September 30, 2020, no warrants were issued or exercised. There were no modifications to the terms of any warrants issued by the Company during these periods.

The following is a summary of outstanding common stock warrants at September30, 2021.

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Fourth Quarter 2021	300	$100	.50
First Quarter 2022	150	$200	.75
Second Quarter 2022	1,750	$150	1.00
Third Quarter 2022	1,650	$50 - 100	1.25
Fourth Quarter 2022	9,811	$80 - 290	1.50
First Quarter 2023	1,204,000	$5 - 40	1.75
Second Quarter 2023	802,000	$5 - 200	2.00
Third Quarter 2023	7,521,500	$5 - 100	2.25
Fourth Quarter 2023	6,024,300	$5	2.50
First Quarter 2024	3,660,000	$5	2.75
Second Quarter 2024	800,000	$5	3.00
Third Quarter 2028	3,000	$70	7.25
Second Quarter 2032	28,995	$10 - 70	11.00
	20,057,456	$5 - 200

The following is a summary of outstanding stock warrant activity for the nine months ended September 30, 2021:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2020	20,081,035	$5-290	$5.20
Issued	-	-	-
Expired and forfeited	(23,579)	$14-200	$145.35
Exercised	-	-	-
Warrants as of September 30, 2021	20,057,456	$5-290	$0.51

Note 7. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the three- and nine-month periods ended September 30, 2021 as the net income recognized during the period would be offset by the utilization of net operating loss carryforwards available to the Company.

The Company’s effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. This rate may also be affected by discrete items that may occur in any given year but are not consistent from year to year.

For U.S. federal purposes the corporate statutory income tax rate was 21%, for 2021 and 2020 tax years. The Company has recognized no tax benefit for the losses generated for the periods through September 30, 2021. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

Note 8. Licenses Agreements

Due to the Company’s need to generate short term cash flow to fund operations, the Company sublicensed its remaining technology to Forte and Cytocom Inc. as detailed below. The Company is currently seeking to acquire pharmaceutical and medical device products, technology and/or intellectual property that it can incubate for future commercialization.

Forte Animal Health, Inc.

On July 8, 2021, the Company amended the license agreement (the “Amended License Agreement”) with Forte Animal Health Inc. (“Forte”) dated February 27, 2020.

Under the Amended License Agreement, the Company granted Forte an exclusive license to develop and commercialize pharmaceutical products consisting of Lodonal and MENK for use in veterinary applications for all indications world-wide. Milestone payments and royalties are defined in the agreement based on development and royalties are based on sales during the license period.

The Initial License Fee includes the assumption of certain Company defaulted Notes and other liabilities. Forte will assume a minimum of IMUN defaulted debt and to assume certain additional obligations of the Company. The note holders and vendors associated with the assigned liabilities have not yet assigned their rights to Forte.

Consideration for Amended License Agreement with Forte

Consideration / Assumption of:
Notes in Default	$1,742,868
Accounts payable and accruals	245,692
Past Due Employee Obligations	1,016,648
Total Consideration to be Recognize Upon Execution	$3,005,208

The documentation and sign off, of the Forte license, have yet to be executed by the individual lenders that will be required to provide their sign-off and approval for the transfer of these notes. As such the accompanying financial statements do not reflect any gain on sale. Until such time as the transaction is completed Forte does not have clear title and interest to the veterinary rights.

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

Cytocom

On May 13, 2020, the Company and Cytocom entered into an Amendment to The Second Amendment to The License Agreement (“Third Amendment”) that was effective December 31, 2018. The sublicense provides Cytocom with the Company’s previously licensed rights for LDN and MENK in Emerging Markets.

Original terms for consideration for the sublicense were not finalized until August 12, 2020, at which time Cytocom and the Company signed a letter agreement in which Cytocom agreed to assume a combination of defaulted notes plus certain other liabilities. Such terms were amended, and the Company agreed to transfer all the rights, title, and interest to Cytocom in technology licensed from Penn State Research Foundation (“PSU”) in exchange for Cytocom assuming all past due and future obligations under the PSU license. While the Company formalized the agreement to assign all outstanding liabilities due to PSU, a vendor of the Company, PSU did not consent to the assignment of the payables to Cytocom. As of September 30, 2021, the Company had no outstanding accounts payable balances due to Penn State University.

In the third quarter of 2020, the Company received a Notice of Default (“Notice”) from Cytocom relating to the sublicensing transaction. The Company disputes the validity of the Notice on the basis that Cytocom has failed to execute on their consideration for the license. On July 20, 2021 the Notice of Default was rescinded.

On July 20, 2021, Cytocom and the Company agreed to modify the terms of the original sublicense. The renegotiated terms are presented below. The assignment of the Notes in Default was fully executed in the third quarter of 2020 with the transfer of the notes upon the creditors’ signoff. The Company recognized a gain upon the assignment of these notes in the third quarter of 2020. Cytocom has not completed the assumption of the remaining liabilities.

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

GOING CONCERN

As of September 30, 2021, the Company had $29,355 in cash on hand, negative working capital of $7,743,645 and a stockholders’ deficit of $7,743,645. For the three and nine months ended September 30, 2021, the Company reported net income attributable to common shareholders of $3,112,940 and $3,790,645, respectively. Included in net income for these periods, are certain non-cash non-operating gains comprised of the following:

	Three Months ended	Nine Months ended
	September 30, 2021
Gain on assignment of debt	$603,204	$711,896
Receipt of common shares	5,761,500	5,761,500
Change in market value of common shares	(3,105,000)	(3,105,000)
Gain on reversal of derivative liability	-	1,178,230
	$3,259,704	$4,546,626

For the three and nine months ended September 30, 2020, the Company reported net income attributable to common shareholders of $4,094,415 and $2,497,999, respectively. Included in net income for the nine-month period ending September 30, 2020 was a non-cash non-operating gain of $3,332,280 resulting from the assignment of debt and $197,008 from the re-valuation of fair market value associated with derivative liabilities.

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

Working capital at September 30, 2021 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

If the Company is unable to secure new working capital, other alternatives strategies will be required.

There can be no guaranties that the Company will be successful in:

●	Executing its restructuring plan
●	Securing adequate capital to continue operations.
●	Identifying and acquiring assets for future development.

THREE MONTHS ENDED SEPTEMBER 30, 2021, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020

Revenues

We had no revenues from operations for the three months ended September 30, 2021 and 2020.

Operating Expenses

General and administrative

General and administrative expenses for the three months ended September 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the three months ended September 30
	2021	2020
General and administrative	$115	$131
Change from prior year	$(16)	$(258)
Percent change from prior year	(12)%	(66)%

During the three months ended September 30, 2021, the Company has focused on business development activities and the negotiation and finalization of certain licensing transactions described further in Note 7 Licensing Agreements in the notes to the financial statements.

For the three months ended September 30, 2021 and 2020, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended September 30
	2021	2020
Shareholder and investor relations	$5	$5
Professional fees and consulting	73	67
Salaries and benefits	32	38
Other expenses	5	21

The trends are associated with the following:

●	Professional fees and consulting recognize services provided for legal, tax and accounting services during the period. Legal fees reflect the Company’s financial reorganization efforts and licensing strategies underway with Cytocom and Forte as described in Note 8 to the financial statements.
●	Payroll expenses in the current year reflect accrued officer salaries and statutory tax benefits as well as one part time headcount to support financial reporting.

Research and development

The Company incurred no R&D expenses for the three months ended September 30, 2021 and 2020.

Interest Expense

Interest expense for the three months ended September 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the three months ended September 30
	2021	2020
Interest expense	$32	$101
(Decrease) from prior year	$(69)	$(24)
Percentage change from prior year	(68)%	(19)%

The Company reduced the total principal outstanding as of September 30, 2021 through the assignment of $2,728,731 of notes payable to Cytocom during in the third quarter of 2020. The decrease in interest expense reflects this decrease in outstanding principal as well as the effect of a Note Purchase Agreement, entered into in March 2021, that reduced interest on $697,600 of outstanding principal from a compounding rate of 22% to simple 5% rate.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2020

Revenues

We had no revenues from operations for the nine months ended September 30, 2021 and 2020.

Operating Expenses

General and administrative

General and administrative expenses and related percentages for the nine months ended September 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the nine months ended September 30
	2021	2020
General and administrative	$439	$516
Decrease from prior year	$(78)	$(856)
Percent change from prior year	(15)%	(62)%

During the nine months ended September 30, 2021, the Company has focused on business development activities and the negotiation and finalization of certain licensing transactions described further in Note 7 Licensing Agreements in the notes to the financial statements.

For the nine months ended September 30, 2021 and 2020, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the nine months ended September 30
	2021	2020
Shareholder and investor relations	$15	$28
Professional fees and consulting	192	242
Salaries and benefits	221	103
Other expenses	10	143

The trends are associated with G&A are as follows:

●	Professional fees and consulting costs recognize legal, tax and accounting services during the period. Legal fees incurred reflect the Company’s financial reorganization efforts and licensing strategies underway with Cytocom and Forte as described in Note 8 to the financial statements. The prior year professional fees include legal costs incurred in connection with the assignment of certain notes and other liabilities completed in the third quarter of 2020.
●	Payroll expenses reflect accrued officer salaries including statutory tax benefits as well as one part time headcount to support financial reporting. The Company hired an accountant in the second quarter of 2021 that had previously been outsourced and as such was previously was included in Professional fees and consulting.

Research and development

R&D expenses and related percentages for the nine months ended September 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the nine months ended September 30
	2021	2020
Research and development	$153	$28
Increase/(decrease) from prior year	$125	$28
Percent change from prior year	446%	100%

The Company recorded $153 during the nine months ended September 30, 2021 for fees payable to Penn State University related to license maintenance fees, minimum royalties and various patent evaluation and filing expenses. These liabilities were assigned to Cytocom in connection with the August 12, 2020 letter agreement as described in Note 8 to the financial statements. As Penn State did not consent to the assignment of these fees, the Company retained the liability for them until subsequently paid by Cytocom; at which time, the Company will recognize a gain on the assignment of liabilities. At September 30, 2021 all outstanding balances have been satisfied with Penn State.

Interest Expense

Interest expense for the nine months ended September 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the nine months ended September 30
	2021	2020
Interest expense	$165	$314
(Decrease) from prior year	$(149)	$(83)
Percentage change from prior year	(47)%	(21)%

The Company reduced the total principal outstanding on notes as of September 30, 2021 through the assignment of $2,728,731 in notes payable to Cytocom during in the third quarter of 2020. The decrease in interest expense reflects this decrease in outstanding principal as well as the effect of a Note Purchase Agreement, entered into in March 2021, that reduced interest on $697,600 of outstanding principal from a compounding rate of 22% to simple 5% rate.

LIQUIDITY

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. The Company does not anticipate generating sufficient cash flows from our operations to fund the next twelve months. The Company had cash on hand of $29,355 at September 30, 2021, compared to $9,971 at December 31, 2020.

During the nine months ended September 30, 2021, the Company used $220,616 in cash to support operating activities. Included in net income for the nine months ended September 30, 2021, are certain non-cash non-operating transactions aggregating of $4,546,626 related to: the valuation of the Company’s investment in common stock of Stratera BioPharma (see Note 3) and the write-off of certain liabilities including derivative liabilities in the amount of $1,178,230 which were written off upon the conversion of the underlying debt instrument.

During the nine months ended September 30, 2020, the Company used $161,988 in operating activities. Net income from operations of $2,497,999 was adjusted for non-cash items netting $3,290,655 which included: a $3,332,278 gain resulting from the assignment of certain debt obligations, $197,008 for the change in the fair value of the derivative liability offset by non-cash finance charges and amortization of debt discount.

The Company received $240,000 from investors for which the documentation had not been completed as of September 30, 2021. These proceeds are included in financing activities during the nine months ended September 30, 2021. The Company received $135,000 in cash proceeds from the issuance of notes in the six months ended June 30, 2020.

The Company does not expect to generate revenues in the foreseeable future. The Company continues to pursue new financing sources to support the business. The Company may be unable to raise additional working capital to meet its operating obligations and expenditures and as such may be required to modify its business plan.

OFF BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2021, and 2020, the Company did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

None.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Please see note 4 to the Condensed Consolidated Financial Statements of Part I Item 1, which is incorporated by reference, for additional details. The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at September 30, 2021, certain promissory notes on which the Company was in arrears on payments of principal as follows:

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

At September 30, 2021, the Company had insufficient cash on hand to repay these notes.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report:

Exhibit	Description

3.1	Restated Articles of Incorporation, incorporated by reference to Immune Therapeutics, Inc. Form 10 Registration Statement filed with the Securities and Exchange Commission on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the Securities and Exchange Commission on June 7, 2013.

3.2	Articles of Amendment to Articles of Incorporation, filed October 27, 2014, incorporated by reference to Exhibit 3.2 Immune Therapeutics, Inc. 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 16, 2021.

3.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 10.68 of Immune Therapeutics, Inc. Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 29, 2020

3.4	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 10.69 of Immune Therapeutics, Inc. Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 29, 2020.

3.5	Bylaws, incorporated by reference to Immune Therapeutics, Inc. Form 10 Registration Statement filed with the Securities and Exchange Commission on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the Securities and Exchange Commission on June 7, 2013.

31.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: November 12, 2021	By:	/s/ Kevin J. Phelps
Kevin J. Phelps
Chief Executive Officer and Chief Financial Officer

