Form 10-K
period 2021-12-31
Immune Therapeutics, Inc.
filed 2022-03-18
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $2,387,600 based on the last reported sale price of the registrant’s Common Stock on the OTC Markets on that date.

As of March 18, 2022, the registrant had outstanding 483,714 shares of common stock, $0.0001 par value per share.

IMMUNE THERAPEUTICS, INC.

2021 FORM 10-K ANNUAL REPORT

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

We caution you that several important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described herein, and elsewhere in this Annual Report and in our other public reports filed with the Securities and Exchange Commission. It is not possible to predict or identify all such factors, and therefore the factors that are noted are not intended to be a complete discussion of all potential risks or uncertainties that may affect forward-looking statements. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

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

PART I

Item 1. Business

Company Overview

Immune Therapeutics, Inc. (“the Company”, “Immune”) was initially incorporated in Florida on December 2, 1993, as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs. Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”). On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all the outstanding shares of TNI BioTech IP, Inc.

On September 4, 2014, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc. We filed our name change amendment with the Secretary of State of Florida on October 27, 2014, changing our name to Immune Therapeutics, Inc.

In December 2013, the Company formed a subsidiary, Cytocom Inc. (“Cytocom”), to focus on conducting LDN and MENK clinical trials in the United States. In December 2014, the Company finalized the distribution of common stock of Cytocom to its shareholders. As part of the transaction (“Original Agreement”), the Company transferred to Cytocom certain of its rights, title, and interest in or relating to intellectual property:

(i)	Patents, patent applications, and all divisional, continuations and continuations-in-part thereof, together with all reissues, reexaminations, renewals, and extensions thereof and all rights to obtain such divisionals, continuations and continuations-in-part, reissues, reexaminations, renewals and extensions, and all utility models and statutory invention registrations and any other such analogous rights.
(ii)	Trademarks, service marks, Internet domain names, trade dress, trade styles, logos, trade names, services names, brand names, corporate names, assumed business names and general intangibles and other source identifiers of a like nature, together with the goodwill associated with any of the foregoing, and all registrations and applications for registrations thereof, together with all renewals and extensions thereof and all rights to obtain such renewals and extensions.
(iii)	Copyrights, mask work rights, database and design rights, moral rights and rights in Internet websites, whether registered or unregistered and whether published or unpublished, all registrations and recordings thereof and all applications in connection therewith, together with all renewals, continuations, reversions and extensions thereof and all rights to obtain such renewals, continuations, reversions and extensions.
(iv)	Confidential and proprietary information, including, trade secrets and know-how.

On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Cytocom. The Restated Agreement restates the licensing arrangement between the Company and Cytocom and grants the Company distribution and marketing rights for Lodonal™ and MENK for humans in certain Emerging Markets. In addition, the Company was granted the rights to distribute and market Lodonal™ and MENK for animal use in the United States. The royalty due to Cytocom was reduced from 5% to 1% of sales and the Company no longer has any ongoing obligations to pay for costs in connection with the assets of Cytocom. While the Company formalized the agreement to deconsolidate on May 1, 2018, Penn State University, a vendor of the Company, did not consent to assign the payables to Cytocom at the time of the Restated Agreement.

On June 4, 2018, the Company and Cytocom entered into a Stock Purchase Agreement (the “Stock Agreement”). Pursuant to which, the Company cancelled approximately $4,000,000 of debt owed to it by Cytocom in exchange for ten percent (10%) of the issued and outstanding common stock of Cytocom, as calculated on a fully diluted basis. The Restated Agreement was a condition of the Stock Agreement.

On April 8, 2019, the Company signed a second amendment to its licensing agreement (the “Second Amendment”) with Cytocom. The Second Amendment confirmed that, (as of its effective date December 31, 2018) the Company owned 15.57% of the Cytocom common shares issued and outstanding on that date. The Company agreed to assume responsibility to repay all accounts payable obligations and accrued liabilities owed by Cytocom as of the effective date, except those accounts’ payable obligations and accrued liabilities as specified in the Second Amendment. The Company also assumed the responsibility to repay all notes payable, together with any interest or fees payable thereon, owed by Cytocom as of the effective date, except those notes’ payable obligations, together with any interest or fees payable thereon, as specified by the Second Amendment. The parties further agreed that in the event of a change of control of Cytocom, and at the option of Cytocom, the Company would have the right to purchase outright the Company’s licensing rights to Emerging Markets for humans under the License Agreement at a price equal to value of those licensing rights as determined by and independent valuator acceptable to the Company and Cytocom.

In the third quarter of 2021, Cytocom announced the completion of its merger with Cleveland BioLabs, Inc. (“CBLI”) which resulted in the Company’s receipt of 1,150,000 common shares of CBLI, reflecting the Company’s retained minority interest in Cytocom. The merger was completed in July 2021. Subsequent to the merger, CBLI adopted a new corporate name, Statera BioPharma, Inc., with the ticker symbol “STAB” effective September 1, 2021. Cytocom emerged as a publicly traded entity following the merger with CBLI.

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

The Initial License Fee includes the assumption by Forte of certain Company defaulted Notes and other liabilities. The note holders and vendors associated with the assigned liabilities have not yet assigned their rights to Forte and as a result the Company has not completed the transaction.

Consideration for Amended License Agreement with Forte as of December 31, 2021

Consideration / Assumption of:
Notes and associated accrued interest in default	$2,040,006
Accounts payable and accruals	338,909
Past due employee obligations	786,177
Total Consideration to be Recognize Upon Execution	$3,165,092

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

As of December 31, 2021, this license agreement has not been executed as Forte has failed to fund the consideration defined in the agreement. To date the Company has not received any payments under the terms of this agreement.

Cytocom

On May 13, 2020, the Company and Cytocom entered into an Amendment to The Second Amendment to The License Agreement (“Third Amendment”) that was effective December 31, 2018. The sublicense provides Cytocom with the Company’s previously licensed rights for LDN and MENK in Emerging Markets.

Original terms for consideration for the sublicense were not finalized until August 12, 2020, at which time Cytocom and the Company signed a letter agreement in which Cytocom agreed to assume a combination of defaulted notes plus certain other liabilities. Such terms were amended, and the Company agreed to transfer all the rights, title, and interest to Cytocom in technology licensed from Penn State Research Foundation (“PSU”) in exchange for Cytocom assuming all past due and future obligations under the PSU license. While the Company formalized the agreement to assign all outstanding liabilities due to PSU, a vendor of the Company, PSU did not consent to the assignment of the payables to Cytocom. As of December 31, 2021, the Company had no outstanding accounts payable balances due to Penn State University.

On July 20, 2021, Cytocom and the Company agreed to modify the terms of the original sublicense. The renegotiated terms are presented below. The assignment of the Notes and associated accrued interest and penalties in default was fully executed in the third quarter of 2020 with the transfer of the notes upon the creditors’ signoff. The Company recognized a gain upon the assignment of these notes in the third quarter of 2020. Cytocom has not completed the assumption of the remaining liabilities.

Consideration for License to Cytocom as of December 31, 2021

Consideration / Assumption of:
Notes and associated accrued interest in default	$3,302,209
Accounts payable and accruals	230,000
Past Due Employee Obligations	1,110,567
Total anticipated Consideration	$4,642,776
Recognized through December 31, 2020	(3,302,209)
To Be Recognized upon Execution	$1,340,567

As of December 31, 2021, the Notes transaction has not been fully executed. The Notes in default have been assigned and the transfer signed off by the creditors, but Cytocom still has not completed the assumption of the agreed upon obligations. Until the transaction is completed Cytocom (Statera) does not have clear title and interest to the Immune technology.

Current Restructuring Strategy

Management is developing as a strategy to re-capitalize the Company and position it for future growth. Key steps to this process include:

●	Improve the condition of the financial position and balance sheet via license arrangements and capital infusions
●	Identify and acquire late-stage assets for commercialization through cash and equity sources
●	Build out operational infrastructure to generate revenue opportunities to grow shareholder value.

There can be no guaranties that the Company will be successful in securing adequate capital to continue operations and in identifying and acquiring assets for future development.

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings. Management expects operating losses and negative cash flows may continue in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources.

Based on the Company’s operating plan, working capital at December 31, 2021 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

The Company has rights to the following intellectual property, which have been substantially licensed from Forte and Cytocom, as described above. As noted above, neither Cytocom nor Forte have funded the full consideration required under the agreements, therefore neither has full title and interest in the technology none of which have active programs to commercialize at this time:

Patent Status	Title:	Assigned

US2014024588 2014/01/23	Method for Inducing Sustained Immune Response	Nicholas P. Plotnikoff Assigned to TNI Biotech to Cytocom

AT346605T Federal Republic of Germany	Method for triggering a continuous immune response	See US Patent US2014024588 assigned same as above

2313364 Russian Federation	Method for triggering a continuous immune response	See US Patent US2014024588 assigned

India Patent, Application number 1627/KOLNP/2003 number 220265	Method for triggering a continuous immune response	See US Patent US2014024588 assigned

Ireland EP 1401471 BI	Method for triggering a continuous immune response	See US Patent US2014024588 assigned

People’s Republic of China, Application No.: 200810165784.8 China Patent CN1015113407 A	Method for triggering a continuous immune response	See US Patent US2014024588 assigned

United Kingdom Patent Application 02746503.8 “AN ENKEPHALIN PEPTIDE COMPOSITION	Method for triggering a continuous immune response “AN ENKEPHALIN PEPTIDE COMPOSITION	See US Patent US2014024588 assigned

U.S. Patent number 7,879,870	Treatment of inflammatory and ulcerative disease of the bowel with opioid antagonists	Exclusive License from Penn State University Foundation to Jill Smith and LDN Research Group LLC from Jill Smith and LDN Research to Cytocom

Application number 15/437,365 issued 10/30/2018 Patent No 10111870	Treatment of inflammatory and ulcerative disease of the bowel with opioid antagonists	Exclusive License Jill Smith and LDN Research Group LLC same as above

U.S. Application Number: 11061932 Claims Priority to US 60648021 Canadian Pending 2,557,504	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor	Pending / Continuation Licensed Penn State University

Publication number: 20160256517 Pending	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor	Licensed Penn State University

Patent number: 9375458 Filed: October 25, 2012 Date of Patent: June 28, 2016	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor	Licensed Penn State University

Patent number: 8003630Filed: August 25, 2006 Date of Patent: August 23, 2011	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor	Exclusive License Penn State University

Publication number: 20110123437 Type: Application Filed: February 3, 2011 Publication date: May 26, 2011	COMBINATORIAL THERAPIES FOR THE TREATMENT OF NEOPLASIAS USING THE OPIOID GROWTH FACTOR RECEPTOR	Licensed Penn State University

Patent number: 6737397 Type: Grant Filed: August 17, 2000 Date of Patent: May 18, 2004	Control of cancer growth through the interaction of [MET5]-enkephalin and the zeta receptor	Licensed Penn State University

Patent number: 6136780 Type: Grant Filed: March 27, 1997 Date of Patent: October 24, 2000	Control of cancer growth through the interaction of [Met.sup.5 ]-enkephalin and the zeta (.zeta.) receptor	Licensed Penn State University

US 7,807,368 (US PgPub 2008-0146512 A1)	Cyclin-dependent kinase inhibitors as targets for opioid growth factor treatment.	Licensed Penn State University

US9375458B2	Combinatorial therapies for the treatment of neoplasias using the opioid growth factor receptor	Licensed Penn State University Pending

CN 200910011030 (No related apps)	naloxone and composition thereof in preparing drug for treating cancer. Shan Fengping: August 26, 2009.	Assigned Fingping Shan

Application: CN20071051586 on 15 Feb 2007 - international: A61K39/00; A61K39/39; A61P37/04 Publication: 15 Feb 2007 PAT: CN101244270	Application of methionine enkephalin in preparing human or animal vaccination	Assigned Fingping Shan

CN 200710158742 2017 granted	application of compounds methionine enkephalin for preparing medicine for curing blood medulla hematopoietic system cancer	Assigned Fingping Shan

CN 200610046249 (No related U.S. applications)	Aerosol containing Met-Enkephalin. Shan Fengping: November 15, 2006.	Assigned Fingping Shan

CN 200310120896 2006	food for regulating human body immune balance.	Assigned Fingping Shan

CN 200610046249	Aerosol containing Met-Enkephalin. Shan Fengping:	Assigned Fingping Shan

WO 2007/067753 (PTC /US2006 /046925 Pending	Methods of reducing side effects in cancer therapy	assigned Fengping Shan

CN 200510019964	Use of Methionine Enkephalin in preparation of medicine for reducing toxic side effects of chemical or radioactive	Assigned Fengping Shan

CA 200810229085	Use of Methionine Enkephalin in treating intestinal cancer and pancreatic cancer	Assigned Fengping Shan

China Patent 200810229085	The invention belongs to the technical field of treating tumors by immunization therapy. In particular, a method for treating intestinal cancer and pancreatic cancer cells by Methionine Enkephalin under conditions of in- vivo injection and in- vitro cell culture so as to achieve the treating

aim.	21-Mar-26	IRT-101 (MENK)

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

Item 1A. Risk Factors

Not required for Smaller Reporting Companies

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We maintain our office headquarters at 2431 Aloma Ave., Suite 124, Winter Park, Florida 32792. The monthly lease cost is approximately $250. The lease is cancellable upon one month’s notice.

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

	Price Range
	High	Low
Quarter Ended:

December 31, 2021	$4.60	$1.46
September 30, 2021	$5.00	$2.76
June 30, 2021	$19.90	$5.00
March 31, 2021	$27.30	$15.60

Quarter Ended:

December 31, 2020	$48.90	$11.20
September 30, 2020	$49.90	$12.50
June 30, 2020	$29.00	$9.60
March 31, 2020	$14.80	$4.50

Record Holders

As of March 2022, we have 619 active stockholders of record of our common stock.

Dividends

The Company paid no dividends in 2021 or 2020. We do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on common stock other than those generally imposed by applicable state law.

Securities Authorized for Issuance under Equity Compensation Plans

In 2014, the Company’s shareholders approved the Company’s 2014 Stock Incentive Plan (“2014 Plan). Equity awards are considered an important part of the Company’s ability to attract, retain, and motivate our executives and employees whose skills and performance are critical to our success.

A total of 5,000 shares of the Company’s common stock has been approved, but not yet reserved, for issuance under the 2014 Plan. The Company has not awarded any equity awards under this plan.

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

Off-Balance Sheet Arrangements

During the years ended December 31, 2021 and 2020, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Item 1A. Risk Factors of this Annual report on Form 10-K.

Going Concern

As of December 31, 2021, the Company had $493,885 in cash on hand, negative working capital of $7,948,256 and a stockholders’ deficit of $7,948,256. For the year ended December 31, 2021, the Company reported net income attributable to common shareholders of $3,586,034. Net income for the twelve-month period ended December 31, 2021 includes significant non-cash non-operating gains aggregating $4,535,122 as follows:

Gain on assignment of debt and liabilities	$711,892
Receipt of common shares	5,761,500
Change in market value of investment in STAB common shares	(3,116,500)
Gain on reversal of derivative liability	1,178,230
$4,535,122

For the year ended December 31, 2020, the Company reported net income attributable to common shareholders of $1,588,617. Included in net income for the year ended December 31, 2020 was a non-cash non-operating gain of $3,502,280 resulting from the assignment of debt.

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

Working capital at December 31, 2021 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Management is developing as a strategy to re-capitalize the Company and position it for future growth. Key steps to this process include:

●	Improve the condition of the financial position and balance sheet via license arrangements and capital infusions.
●	Identify and acquire late-stage assets for commercialization.
●	Build out operational infrastructure to generate revenue opportunities to grow shareholder value.

There can be no guaranties that the Company will be successful in securing adequate capital to continue operations and in identifying and acquiring assets for future development.

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

Overview

Revenue, Direct Expenses and Gross Margin

The Company had no revenue and incurred no direct expenses during the years ended December 31, 2021 and 2020.

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

Other income (expense)

Other income (expense) consists of interest expense on borrowings, finance charges reflecting with debt issuance costs and changes in fair market value of certain assets and liabilities. During the twelve-month period ended December 31, 2021, and 2020, the Company recognized non-cash gains upon the assignment of certain debt and other liabilities to Cytocom.

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

Cash, cash equivalents and accounts payable are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of the Company’s investment in the common stock of Statera BioPharma (“STAB”) is measured based on the quoted per share price as reported on NASDAQ. The carrying value of notes payable approximate fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

Derivative Financial Instruments

FASB ASC 815, Fair Value Measurements requires bifurcation of certain embedded derivative instruments in certain debt or equity instruments, and measurement at their fair value for accounting purposes. A holder redemption feature embedded in the Company’s note payable requires bifurcation from its host instrument and is accounted for as a freestanding derivative. The Company held no derivative financial instruments at December 31, 2021.

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

As of December 31, 2021 and 2020, and at the date of adoption, the Company did not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2021 and 2020, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC Topic 718, “Compensation – Stock Compensation.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.

The Company did not grant any stock-based compensation awards during the years ended December 31, 2021 and 2020.

Net Income per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

The Company’s potentially dilutive securities which include primarily warrants, have been included in the computation of diluted net income per share for the twelve-month periods ended December 31, 2021 and 2020.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020

Revenues (dollar amounts in thousands):

We had no revenues from operations for the years ended December 31, 2021 and 2020.

Operating Expenses

Selling, general and administrative (dollar amounts in thousands):

Selling, general and administrative expense for the years ended December 31, 2021 and 2020 were as follows (dollar amounts in thousands):

	2021	2020
Selling, general and administrative	$585	$760
Decrease from prior year	$(175)	$(1,608)
Percent decrease from prior year	(23)%	(68)%

In 2021, selling, general and administrative expense was $585, compared to $760 for 2020, a decrease of $175 or 23%. For the years ended December 31, 2021 and 2020, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	2021	2020
Stock listing and investor relations	$20	$33
Board fees	120	200
Professional fees and consulting	119	330
Payroll and benefits	312	177
Other	14	20
	$585	$760

During the year ended December 31, 2021, the Company has focused on business development activities and the negotiation and finalization of certain licensing transactions described further in Note 8 Licensing Agreements in the notes to the financial statements.

The decrease in selling, general and administrative expense reflects the reduction of board fees and professional fees offset by an increase in payroll costs. Professional fees and consulting costs are incurred for legal, tax and accounting services. Legal fees incurred reflect the Company’s financial reorganization efforts and licensing strategies underway with Cytocom and Forte as described in Note 8 to the financial statements.

The 2020 professional fees include legal costs incurred in connection with the assignment of certain notes and other liabilities completed in the third quarter of 2020. The decrease in board fees recognized the reduction in board members during the reporting periods. The Company had 4 board members in the first quarter of 2020 and subsequently reduced the board to two members thereafter through December 31, 2021. Payroll and benefits reflect accrued wages payable to the Company’s Chief Executive Officer and wages paid to a part time financial analyst.

Research and development

R&D expenses for the years ended December 31, 2021 and 2020 were as follows (dollar amounts in thousands):

	2021	2020
Research and development	$152	$126
Increase from prior year	$26	$210
Percent increase from prior year	21%	(63)%

The Company recorded $152 of research and development costs during the year ended December 31, 2021 reflecting fees payable to Penn State University related to license maintenance fees, minimum royalties and various patent evaluation and filing expenses. These liabilities were assigned to Cytocom in connection with the August 12, 2020 letter agreement as described in Note 8 to the financial statements. As Penn State did not consent to the assignment of these fees, the Company retained the liability for them until subsequently paid by Cytocom; at which time, the Company recognized a gain on the settlement of debt.

The Company recognized $481 in gains on the settlement of liabilities during the year ended December 31, 2021 upon Cytocom’s settlement of these Penn State liabilities.

Research and development programs are managed internally and have historically focused working with individuals and universities to identify and utilize patents we have sub-licensed or acquired since our inception. We continue to seek to expand our pipeline of intellectual property by reviewing other compounds, technologies, or capabilities. The Company continues to seek and identify innovative technologies to incorporate into our intellectual property assets.

For the years ended December 31, 2021 and 2020, research and development expenses were made up as follows (dollar amounts in thousands):

	2021	2020
Patent expenses	$152	$33
Professional fees	-	93
	$152	$126

Interest Expense

Interest expense for the years ended December 31, 2021 and 2020 were as follows (dollar amounts in thousands):

	2021	2020
Interest expense	$211	$480
Decrease from prior year	$(269)	$(414)
Percentage decrease from prior year	(56)%	(46)%

Interest expense is comprised of interest expense and amortization of loan origination fees owed by the Company. The decrease year over year reflects the reduction in outstanding notes payable. During the third quarter of 2020, the Company assigned outstanding notes with principal amounts aggregating $2,728,731 to Cytocom.

Gain on assignment of certain debt and liabilities:

During the year ended December 31, 2021, the Company recognized a non-cash gain of $711,893 upon the settlement of certain liabilities. During the year ended December 31, 2020, the Company recognized a non-cash gain of $3,502,280 in 2020 upon the settlement of certain debt and liabilities upon the assignment to Cytocom.

Liquidity:

Liquidity is measured by the Company’s ability to secure enough cash to meet its contractual and operating needs as they arise. The Company had cash of $493,885 at December 31, 2021 compared to $9,971 at December 31, 2020.

For the years ended December 31, 2021 and 2020, cash used in operating activities was $231,717 and $191,954, respectively. The Company had no cash inflows or outflows for investing activities for the two years ended December 31, 2021. During 2021, the Company received proceeds of $715,631 from several investors for which the documentation had not been completed as of December 31, 2021. During 2020 the Company received proceeds of $197,000 from notes issuances.

The Company does not expect to generate revenues in the coming twelve months. Management continues to pursue new financing sources to support the business. We may be unable to raise additional working capital to meet operating obligations and expenditures and as such may be required to modify it business plan. If the Company is unable to generate sufficient cash flows from sales, or if it does not raise additional working capital to meet all its operating obligations and expenditures, the Company may have to modify its business plan. Over the next 12 months, the Company believes it will require between $500,000 and $1,000,000 to meet its ongoing expenses and obligations.

Off-Balance Sheet Arrangements

During the years ended December 31, 2021 and 2020, we did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, for the fiscal years ended December 31, 2021 and 2020 and the report of Turner, Stone & Company, L.L.P. (“Turner”), our independent registered public accounting firm, are set forth on pages F-1 through F-17 of this Annual Report. The PCAOB ID for Turner, Stone & Company, L.L.P. is #76.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the has concluded that our disclosure controls and procedures are ineffective to ensure that information disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. This determination was based on the limited accounting staff, the lack of segregation of duties and the lack of an audit committee at December 31, 2021, which creates a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness means there is a risk that our financial reports or other filings may contain an error or inaccuracy or not submitted timely.

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

Our Chief Executive Officer has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee at December 31, 2021, management concluded that, as of December 31, 2021, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

None.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

As of March 15, 2022, the number of voting members of our Board of Directors was 2; the members of our Board of Directors are as follows:

Name	Age	Director Since	Position
Kevin Phelps	67	November 2018	Chief Executive Officer, Chief Financial Officer and Director
Dr. Roscoe Moore	77	August 2018	Director and Chairman of the Board

The biographies of each director below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

Kevin Phelps — Mr. Phelps is a General Partner in Trillium Group, LLC, a Rochester, New York based venture capital firm. Mr. Phelps joined the Board in November 2018. On April 30, 2020, Mr. Phelps was appointed Chief Executive Officer.

His professional experience began as a CPA with Price Waterhouse (now PwC), with a principal focus on emerging growth opportunities. In 1987, he was recruited to head financial planning for Eastman Kodak’s Bioproducts Division. He assisted in the spinoff of the business into an international joint venture and became the Chief Financial Officer and later Executive VP of Business Development of the new entity, Genencor International, Inc. Following Genencor, Mr. Phelps joined Trillium Group, LLC a regional private equity firm. As a partner, Mr. Phelps represented the firm as Chief Financial Officer of Vaccinex, Inc. (Nasdaq “VCNX”), and is currently Director/Chairman of OyaGen, Inc., a pre-clinical drug development company. Mr. Phelps is a director of Arev Nanotek Life Sciences Global (CSE “AVER”), a plant extraction and phyto-medicinal development company.

Mr. Phelps is a graduate of the University of Notre Dame with a degree in accounting. He has served as guest lecturer at the University of Rochester Simon School and the Saunders School of Business at the Rochester Institute of Technology.

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

At December 31, 2021, we had not yet established an audit committee, compensation committee, or nominating committee. In 2020, the full Board resolved to constitute itself as the Company’s audit committee until such time as an audit committee is appointed. Since 2020 the functions ordinarily handled by these committees were handled by our entire Board. As of the date of filing this annual report, no members were appointed to the audit committee, compensation committee or nominating committee. The compensation committee and nominating committee have not yet held any meetings.

Family Relationships

There are no familial relationships between any of our officers and directors.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Director Independence

The Company is not currently listed on any national securities exchange that has a requirement that the board of directors be independent. At December 31, 2021, Dr. Moore, is deemed an “independent director” as that term is defined under the rules of the NASDAQ Capital Market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the reports filed by Reporting Persons, we believe that, during the year ended December 31, 2021, the Reporting Persons met all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table summarizes the annual compensation of our Named Executive Officers (defined below), as of December 31, 2021. “Named Executive Officers,” consistent with Item 402(m) of Regulation S-K promulgated under the Exchange Act, include: (i) the Company’s Principal Executive Officer and individuals acting in a similar capacity during fiscal year 2021, regardless of compensation level; (ii) the Company’s two most highly compensated executive officers other than the Principal Executive Officer who were serving as executive officers at the end of fiscal year 2021; and (iii) up to two additional individuals who would have been included under (ii) above but for the fact that the applicable individual was not serving as an executive officer of the Company at the end of fiscal year 2021.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total($)

Kevin Phelps (1)
Chief Executive & Financial Officer	2021	$240,000	$-	$-	$-	$-	$240,000
	2020	160,000	-	-	-	-	160,000

(1) Mr. Phelps became Chief Executive Officer on April 29, 2020 at which time he agreed to defer payment of his of salary until the Company had sufficient income to pay the compensation in cash. At December 31, 2021, the salary deferred for Mr. Phelps was $400,000. In 2021 and 2020, no stock compensation awards were issued to Mr. Phelps.

(2) Mr. Aronstam resigned as the Company’s Chief Financial Officer on November 16, 2020.

Summary Director Compensation Table

The following table shows information regarding the compensation earned or paid during 2021 to Non-Employee Directors who served on the Board during the year.

Name and Principal Position	Year	Fees Paid or Earned in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation	Non- qualified incentive plan compensation	All Other Compensation ($)	Total ($)

Dr. Roscoe Moore,	2021	60,000	-	-	-	-	-	60,000
Director, Chairman of the Board	2020	60,000	-	-	-	-	-	60,000

Kevin Phelps,	2021	60,000	-	-	-	-	-	61,000
Director	2020	60,000	-	-	-	-	-	61,000

All members of the Board of Directors who are not our employees, or Non-Employee Directors, currently earn an annual retainer of $60,000 per year, payable monthly in arrears. No payments were made on these retainers in 2021 or in 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of March 15, 2022 (the “Determination Date”) by:

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

To our knowledge, except as indicated in the footnotes to the following table, and subject to state community property laws where applicable, all beneficial owners named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 483,714 shares of common stock outstanding as of March 15, 2022. Unless otherwise indicated, the business address of each person in the table below is c/o Immune Therapeutics, Inc., 2431 Aloma Ave., Suite 124, Winter Park, Florida 32792.

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership*	Percent of Class (%)

Common Stock	Dr. Roscoe Moore, Director and Chairman of the Board	2,175	<1%
Common Stock	Kevin Phelps, Director and Chief Executive Officer	200	<1%

All directors and officers as a group (2 persons)		2,375	<1%

*	The percentages are calculated using 483,714 outstanding shares of the Company’s common stock on March 15, 2022, as adjusted pursuant to Rule 13d-3(d)(1)(i). Pursuant to Rule 13d-3(d)(1) of the Exchange Act, shares beneficially owned by a person or group includes shares of common stock that such person or group has the right to acquire within 60 days after March 31, 2022, which includes, but is not limited to, (i) shares subject to exercisable options or options exercisable within 60 days of March 31, 2022 and (ii) shares subject to RSUs or performance share awards that will vest within 60 days of March 31, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

In 2014, the Company’s shareholders approved the Company’s 2014 Stock Incentive Plan (“2014 Plan). Equity awards are considered an important part of the Company’s ability to attract, retain, and motivate our executives and employees whose skills and performance are critical to our success.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	___	___	___
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	___	___	___

Item 13. Certain Relationships and Related Party Transactions

None

Item 14. Principal Accounting Fees and Services

The following table sets forth fees billed to us by Turner, Stone & Company, L.L.P., our independent registered public accounting firm, during the fiscal years ended December 31, 2021 and December 31, 2020 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2021	December 31, 2020

Audit Fees	$48,500	$57,000
Audited Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits Schedule

The following exhibits are filed with this Annual Report:

Exhibit	Description

3.1	Restated Articles of Incorporation*
3.2	Articles of Amendment to Articles of Incorporation filed October 27, 2014, incorporated by reference to Exhibit 3.2 Immune Therapeutics, Inc. 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 16, 2021.
3.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 10.68 of Immune Therapeutics, Inc. Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 29, 2020
3.4	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 10.69 of Immune Therapeutics, Inc. Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 29, 2020
3.7	Bylaws*
10.1	Sale and Assignment of Patent and Transfer of Technology Agreement with Nicholas Plotnikoff †>
10.2	Agreement with Professor Shan †>
10.3	Patent License Agreement with Penn State Research Foundation r†
10.4	Patent License Agreement Between Immune Therapeutics, Inc. and Jacqueline Young for the intellectual property of Dr. Bernard Bihari#
10.5	Strategic Framework Agreement for Cooperation with Hubei Qianjiang Pharmaceutical Company, and Commissioned Processing Contract, and Addendum to Venture Cooperation †>
10.6	Malawi Memorandum of Agreement with GB Oncology & Imaging Group Ltd.#
10.7	Letter of Intent between GB Oncology & Imaging Group Ltd. and G-Ex Technologies St. Maris Pharma Limited #
10.8	Distribution Agreement in Nigeria with GB Pharma Holdings Inc. †>
10.9	ViPharma Agreement †>
10.10	Strategic Framework Agreement, Addendum to Venture Cooperation and Supplementary Agreement with Hubei Qianjiang Pharmaceutical Company (MENK) (filed as Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference).
10.11	Manufacturing Agreement with Laboratorios Ramos (and English translation)>
10.12	Engagement Agreement for Corporate Advisory Services by the Brewer Group?
10.13	Employment Agreement with Noreen Griffin (filed as Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference).
10.14	Master Service Agreement with American Peptide Company (filed as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference).
10.15	Promissory note to Robert J. Dailey, issued February 6, 2014, for $200,000 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.16	Promissory note to Robert J. Dailey, issued March 7, 2014, for $200,000 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.17	Promissory note to Robert J. Dailey, issued March 28, 2014, for $200,000 (filed as Exhibit 10.3 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2014, and incorporated herein by reference).
10.18	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $399,000 µ
10.19	Promissory Note Settlement Agreement, dated September 26, 2014, between Immune Therapeutics, Inc. and Robert Dailey for notes equaling $400,000 µ
10.20	Distribution Agreement, effective June 11, 2014, between Airmed Biopharma Limited and PanAm Global Logistics, Inc. (filed as Exhibit 1.1 to our Current Report on Form 8-K filed June 25, 2014 and incorporated herein by reference).
10.21	Immune Therapeutics, Inc. 2014 Stock Incentive Plan (filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on July 17, 2014 and incorporated herein by reference).
10.22	Supplementary Agreement on New Drug Methionine – Enkephalin Cooperation, dated August 6, 2014, between Immune Therapeutics, Inc. and Hubei Qianjiang Pharmaceutical Co., Ltd. (filed as Exhibit 1.1 to our Current Report on Form 8-K on August 13, 2014, and incorporated herein by reference).

10.23	Assignment by Professor Fengping Shan Ph.D. to Immune Therapeutics, Inc., executed August 6, 2014 (filed as Exhibit 1.2 to our Current Report on Form 8-K on August 13, 2014, and incorporated herein by reference).
10.24	Clinical Trial Agreement, dated October 20, 2014, between TNI BioTech International Ltd. and American Hospital and Resorts (filed as Exhibit 10.1 to our Current Report on Form 8-K on October 30, 2014, and incorporated herein by reference).
10.25	Contract for the Compounding of Pharmaceutical Products, dated December 8, 2014, between Immune Therapeutics, Inc. and KRS Global Biotechnology, Inc. (filed as Exhibit 10.1 to our Current Report on Form 8-K on December 15, 2014, and incorporated herein by reference).
10.26	Services Agreement, dated December 15, 2014, between Immune Therapeutics, Inc. and Aronstam Management Services, Inc. µ
10.27	Royalty Agreement (Filed as Exhibit 10.1 to our Current Report on Form 8-K on May 21, 2015 and incorporated herein by reference.)
10.28	Compounding Contract with Complete Pharmacy and Medical Solutions, LLC (filed as Exhibit 10.1 to our Current Report 8-K on May 20, 2016 and incorporated herein by reference.)
10.29	Letter of Intent with Super T-Cell Cancer Co., (filed as Exhibit 10.1 to our Current Report on Form 8-K on April 21, 2016 and incorporated herein by reference.)
10.30	Extension of Employment Agreement with Noreen Griffin dated March 9, 2018.
10.31	Extension of AHAR Agreement dated March 29, 2016. µ
10.32	Extension of Employment Agreement with Peter Aronstam dated July 1, 2017.
10.33	Consulting Agreement with Joyce Banda dated September 1, 2016. µ
10.34	Intellectual Property Assignment Agreement with Cytocom, Inc. dated September 4, 2015.
10.35	Consulting Master Services Agreement with Coté Orphan, LLC dated February 16, 2016.
10.36	Securities Purchase Agreement and related agreements with JMJ Financial dated April 12, 2016 (filed as Exhibit 10.1 to our Current Report 8-K on April 18, 2016 and incorporated herein by reference).
10.37	Patent License Agreement dated September 24, 2014 between Dr. Jill P. Smith, LDN Research Group LLC and Cytocom, Inc. and related agreements.
10.38	Promissory Note dated February 6, 2017 issued to Phoenix Fund Management, LLC.
10.39	Settlement agreement with Phoenix Fund Management, LLC dated February 28, 2017.
10.40	Settlement agreement with Mr. Marshall Faulk dated April 3, 2017.
10.41	Promissory Note dated April 5, 2017 to Robert J. Dailey in the principal amount of $150,000.
10.42	Securities Purchase Agreement and Warrant dated May 1, 2017 with Ira Gaines.
10.43	Distribution Agreement with TNI BioTech International Ltd. and Omaera Pharmaceuticals Ltd. Dated August 22, 2017.
10.44	Settlement and mutual release agreement dated October 12, 2017 with Phoenix Fund Management, LLC and Far East Holdings, LLC.
10.45	Securities Purchase Agreement dated October 25, 2017 with Iliad Research and Trading, L.P.
10.46	Iliad Research and Trading (i) promissory note and (ii) warrant dated October 25, 2017.
10.47	Independent Corporate Development and Consulting Agreement with CSJ Group, LLC, and Advanced BioStrategies, Inc. dated December 5, 2017.
10.48	Independent Corporate Development and Legal Advising Agreement with CSJ and August Strategic & Legal Advisors, Inc. dated December 6, 2017
10.49	Loan agreement and promissory note with Joel Yanowitz, dated January 9, 2018, for $50,000 (filed as Exhibit 10.23 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).
10.50	Loan agreement and promissory note with Rogoff Family Trust, dated February 13, 2018, for $50,000 (filed as Exhibit 10.24 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference).
10.51	Amended and restated License Agreement with Cytocom, Inc. dated May 1, 2018 (filed as Exhibit 10.1 to our Current Report dated June 4, 2018 and incorporated herein by reference).

10.52	Stock Purchase Agreement with Cytocom, Inc. dated June 4, 2018 (filed as Exhibit 10.2 to our Report on Form 8-K dated June 4, 2018 and incorporated herein by reference).
10.53	Promissory Note dated February 27, 2019 to Phoenix Group in the principal amount of $231,478.39.
10.54	Second Amendment to License Agreement with Cytocom Inc., effective December 31, 2018 and signed April 8, 2019. ∞
10.55	License Agreement dated January 15, 2020 with Forte Biotechnology Int’l. Corp. ∞
10.56	Letter of Intent dated March 17, 2020 with Cytocom, Inc., setting forth the preliminary terms and conditions of a potential collaboration agreement for the development of Lodonal™ and IRT-101 for use against COVID-19 (Filed as Exhibit 10.1 to our Current Report on Form 8-K on March 20, 2020, and incorporated herein by reference.).
10.57	Convertible Promissory Note dated March 30, 2020 to Redstart Holdings Corp. in the principal amount of $53,000. ∞
10.58	Mutual release and Non-Disparagement Agreement effective April 30, 2020, incorporated by reference to Exhibit 10.1 of Immune Therapeutics, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2020.
10.59	PRC Amendment to The Second Amendment to the License Agreement effective December 31, 2018 with Cytocom, Inc. and signed May 12, 2020. ∞
10.60	Short-Form Employment Agreement dated July 22, 2020 and made effective as of April 29, 2020 between Immune Therapeutics Inc. and Kevin J. Phelps incorporated by reference to Exhibit 10.1 of Immune Therapeutics, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 27, 2020.
10.61	Note Purchase Agreement dated November 10, 2020 entered into by Iliad Research and Trading, L.P. and Global Reverb Corporation.
10.62	Note Assignment dated November 10, 2020 between Iliad Research and Trading, L.P. and Global Reverb Corporation.
10.63	Agreement dated August 12, 2020 between Immune Therapeutics, Inc. and Cytocom, Inc. incorporated by reference to Exhibit 10.73 of Immune Therapeutics, Inc. Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 16, 2020.
10.64	Note Exchange Agreement dated March 31, 2021 between Immune Therapeutics, Inc. and Global Reverb Corporation and Robert J. Dailey.
10.65	Promissory Note dated March 11, 2021 between Immune Therapeutics, Inc., and Global Reverb Corporation.
10.66	Promissory Note dated March 11, 2021 between Immune Therapeutics, Inc., and Robert J. Dailey.
10.67	Letter of Intent, dated May 25, 2021, incorporated by reference to Exhibit 10.1 of Immune Therapeutics, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2021.
10.68	Amendment No. 1 to the Agreement and Representation Letter between Cytocom Inc. and Immune Therapeutics, Inc., entered into with an effective date of August 12, 2020 incorporated by reference to Exhibit 10.2 of Immune Therapeutics, Inc. Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 16, 2021.
21.1	List of Subsidiaries
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed with the Form 10 Registration Statement filed with the SEC on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
#	filed with the Amendment No. 1 to the Form 10 Registration Statement filed with the SEC on June 7, 2013 and incorporated herein by reference.
+	filed with the Amendment No. 2 to the Form 10 Registration Statement filed with the SEC on July 18, 2013 and incorporated herein by reference.
^	filed with the Amendment No. 3 to the Form 10 Registration Statement filed with the SEC on August 23, 2013 and incorporated herein by reference.
?	filed with the Amendment No. 4 to the Form 10 Registration Statement filed with the SEC on September 25, 2013 and incorporated herein by reference.
Î	filed with the Amendment No. 5 to the Form 10 Registration Statement filed with the SEC on October 11, 2013 and incorporated herein by reference.
†	Portions of this exhibit have been redacted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.
>	Filed with the Amendment No. 6 to the Form 10 Registration Statement filed with the SEC on November 21, 2013 and incorporated hereby by reference.
R	Filed with the Amendment No. 7 to the Form 10 Registration Statement filed with the SEC on January 22, 2015 and incorporated hereby by reference.
∞	Filed with Form 10-K for the year ended December 31, 2020.

Your Vision Our Focus

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immune Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immune Therapeutics, Inc., (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

March 18, 2022

We have served as the Company’s auditor since 2012.

Turner, Stone & Company, L.L.P. Accountants and Consultants 12700 Park Central Drive, Suite 1400 Dallas, Texas 75251 Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665 Toll Free: 877-853-4195
Web site: turnerstone.com	INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
ASSETS

Current Assets:
Cash	$493,885	$9,971
Equity securities at fair value	2,645,000	-
Total current assets	3,138,885	9,971

Deposits	-	200

Total Assets	$3,138,885	$10,171

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,184,848	$2,562,515
Accrued payroll	3,421,176	3,627,648
Notes payable, net of debt discount	3,070,208	2,844,851
Net due to related parties	891,420	531,420
Undocumented investor advances	715,631	-
Accrued interest	564,300	635,217
Accrued liabilities	239,558	221,057
Derivative liability	-	1,254,444
Total current liabilities	11,087,141	11,677,152

Total Liabilities	11,087,141	11,677,152

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 and 500,000,000 shares authorized, respectively; 483,714 and 476,504 shares issued and outstanding respectively	49	48
Additional paid in capital	371,473,810	371,341,120
Stock issuances due	10,303	10,303
Accumulated deficit	(379,432,418)	(383,018,452)

Total stockholders’ deficit	(7,948,256)	(11,666,981)
Total Liabilities and Stockholders’ Deficit	$3,138,885	$10,171

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020

Revenues, net	$-	$-
Cost of products sold	-	-
Gross profit	-	-

Operating expenses:
Selling, general and administrative	585,502	760,132
Research and development expense	152,667	126,259
Depreciation and amortization expense	-	639
Total operating expenses	738,169	887,030

Loss from operations	(738,169)	(887,030)

Other income (expense):
Interest expense	(210,919)	(479,931)
Receipt of common shares	5,761,500	-
Change in market value of common shares	(3,116,500)	-
Gain on settlement of debt and liabilities	711,892	3,502,280
Gain (loss) on valuation of derivative	1,178,230	(373,584)
Finance charges	-	(173,118)
Total other income	4,324,203	2,475,647
Net income	$3,586,034	$1,588,617

Basic earnings per share attributed to common stockholders	$7.43	$3.44
Diluted earnings per share attributed to common stockholders	$0.38	$0.11

Weighted average number of shares outstanding	9,394,164	16,016,427
Basic weighted average number of shares outstanding	482,826	461,190

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total

Balance December 31, 2019	457,578	46	$370,908,099	$10,303	$(384,607,069)	$(13,688,621)

Issuance of common stock upon conversion of debt	18,926	2	152,638	-	-	152,640

Extinguishment of derivative liability upon conversion of debt	-	-	280,383	-	-	280,383

Net income	-	-	-	-	1,588,617	1,588,617

Balance December 31, 2020	476,504	$48	$371,341,120	$10,303	$(383,018,452)	$(11,666,981)

Issuance of common stock upon conversion of debt	5,402	1	56,479	-	-	56,480

Extinguishment of derivative liability upon conversion of debt	-	-	76,211	-	-	76,211

Effect of fractional shares upon reverse stock split	1,808	-	-	-	-	-

Net income	-	-	-	-	3,586,034	3,586,034

Balance, December 31, 2021	483,714	$49	$371,473,810	$10,303	$(379,432,418)	$(7,948,256)

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,586,034	$1,588,617

Adjustments to reconcile net loss to net cash flows used in operating activities:
Gain recognized upon receipt of equity securities	(5,761,500)	-
Change in market value of equity securities	3,116,500	-
Gain on settlement of debt and liabilities	(711,892)	(3,502,280)
Change in value of derivative liability	(1,178,230)	373,584
Amortization of debt discount	34,790	162,210
Non-cash finance charge	-	173,118
Depreciation	-	639
Changes in operating assets and liabilities:
Deposits	200	-
Accounts payable	103,752	99,233
Accrued payroll	24,000	16,838
Accrued interest	176,131	327,883
Accrued liabilities	18,498	85,000
Due to related parties	360,000	483,203

Net cash used in operating activities	(231,717)	(191,955)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from undocumented investor advances	715,631	-
Proceeds from issuance of notes (net)	-	197,000
Net cash provided by financing activities	715,631	197,000

Increase in cash	483,914	5,045
Cash and cash equivalents, beginning of year	9,971	4,926
Cash and cash equivalents, end of year	$493,885	$9,971

	2021	2020

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reclassification of accrued interest to notes payable	$243,568	$-
Conversion of notes and accrued interest to common stock	$56,480	$152,640
Debt discounts on notes payable and warrants	$-	$197,000

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

1. Organization and Description of Business

Company Overview

Immune Therapeutics Inc. (the “Company” or “IMUN”) is a Florida Public Company trading on the OTC-Pink. The Company has been inactive for the last year due to a lack of funding, and with the Company’s current structure, it is impossible to move forward until a restructuring of the Company is completed.

Going Concern

As of December 31, 2021, the Company had $493,885 in cash on hand, negative working capital of $7,948,256 and a stockholders’ deficit of $7,948,256. For the year ended December 31, 2021, the Company reported net income attributable to common shareholders of $3,586,034. Net income for the twelve-month period ended December 31, 2021 includes significant non-cash non-operating gains and (losses) aggregating $4,535,122 as follows:

Gain on settlement of debt and liabilities	$711,892
Receipt of common shares	5,761,500
Change in market value of common shares	(3,116,500)
Gain on reversal of derivative liability	1,178,230
$4,535,122

For the year ended December 31, 2020, the Company reported net income attributable to common shareholders of $1,588,617. Included in net income for the year ended December 31, 2020 was a non-cash non-operating gain of $3,502,280 resulting from the assignment of debt.

Historically the Company has relied on the funding of operations through private equity financings and management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of product candidates as they become available and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources.

Working capital at December 31, 2021 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Management is developing as a strategy to re-capitalize the Company and position it for future growth. Key steps to this process include:

●	Improve the condition of the balance sheet via license arrangements and capital infusions
●	Identify and acquire late-stage assets for commercialization
●	Build out operational infrastructure to generate revenue opportunities to grow shareholder value.

There can be no guaranties that the Company will be successful in securing adequate capital to continue operations and in identifying and acquiring assets for future development.

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

Company History

Immune Therapeutics, Inc. (“the Company”, “Immune”) was initially incorporated in Florida on December 2, 1993, as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs. Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”). On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all the outstanding shares of TNI BioTech IP, Inc. On September 4, 2014, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc. We filed our name change amendment with the Secretary of State of Florida on October 27, 2014, changing our name to Immune Therapeutics, Inc.

The consolidated financial statements of the Company include the following inactive subsidiaries: (1) TNI BioTech, Ltd., a BVI company in Tortola, British Virgin Islands incorporated in October 2012 which was set up to market and sell Naltrexone outside the United States, (2) TNI BioTech, LTD, United Kingdom incorporated in August 2013 which was set up as a micro, small or medium-sized enterprise to be able to sell administrative and financial assistance programs offered by European Medicines Agency, (3) Airmed Biopharma Limited, Dublin Ireland incorporated in March 2014 which was set up to qualify for tax incentives for Irish holding/headquartered companies to benefit from the network of double tax treaties that reduce withholding taxes and (4) Airmed Holdings Limited an Irish company domiciled in Bermuda incorporated in March 2014 set up to manage international distribution.

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

Cash, cash equivalents and accounts payable are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of the Company’s investment in the common stock of Statera BioPharma (“STAB”) is measured based on the quoted per share price as reported on NASDAQ and is a level 1 asset. The carrying value of notes payable approximate fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

Derivative Financial Instruments

FASB ASC 815, Fair Value Measurements requires bifurcation of certain embedded derivative instruments in certain debt or equity instruments, and measurement at their fair value for accounting purposes. A holder redemption feature embedded in the Company’s note payable requires bifurcation from its host instrument and is accounted for as a freestanding derivative. The Company held no derivative financial instruments at December 31, 2021.

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

As of December 31, 2021 and 2020, and at the date of adoption, the Company did not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2021 and 2020, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC Topic 718, “Compensation – Stock Compensation.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.

Net Income per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

The Company’s potentially dilutive securities which include primarily warrants, have been included in the computation of diluted net income per share for the twelve-month periods ended December 31, 2021 and 2020.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$3,586,034	482,826	$7.43

Diluted EPS
Effect of warrants convertible into common stock	$3,586,034	$9,394,164	$0.38

Recent Accounting Standards

During the year ended December 31, 2021, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Note 3. Investment in Common Stock

In the third quarter of 2021, Cytocom announced the completion of its merger with Cleveland BioLabs, Inc. (“CBLI”) which resulted in the Company’s receipt of 1,150,000 common shares of CBLI, reflecting the Company’s retained minority interest in Cytocom. The merger was completed in July 2021. Subsequent to the merger, CBLI adopted a new corporate name, Statera BioPharma, Inc., with the ticker symbol “STAB” effective September 1, 2021. Cytocom emerged as a publicly traded entity following the merger with CBLI.

The Company recorded the fair value of the 1,150,000 common shares of STAB at $5,761,500 upon the announcement of the merger between Cytocom and CBLI. At of December 31, 2021 and through the date the financial statements were issued, the Company had not yet converted the original Cytocom shares to STAB shares.

The Company recognized non-operating income upon the receipt of the STAB common shares in the Statement of Operations during the third quarter of 2021. In accordance with the reporting requirements of FASB ASC Topic 321, “Investments Equity Securities”, the Company re-measured the fair value of the STAB common shares at $2.30 per share and recognized a change in market value of $3,116,500 as of December 31, 2021. At December 31, 2021 the fair value of the STAB common shares measured at $2,645,000 and is reflected as a current asset in the Balance Sheet.

4. Notes payable

As of December 31, 2021, the Company had $1,639,275 in notes payable to shareholders of record. During the twelve months ended December 31, 2021 and December 31, 2020, the Company issued zero and $197,000, respectively in new promissory notes.

Notes Payable at December 31, 2021 and 2020:

	December 31,
	2021	2020
Promissory notes issued between December 2014 and January 2015. Lender earns interest at 10%. Notes were to be repaid in 36 monthly instalments of principal and interest commencing no later than October 15, 2015. These notes are in default.	$70,000	$70,000

Promissory notes issued between May 2015 and June 2016 and matured between February 2017 and November 2018. Lenders earn interest at rates between 2% and 10%. These notes are in default.	$149,500	149,500

Promissory notes were issued in 2016. The notes accrue interest at 2% and matured between November 2017 and December 2017. These notes are in default.	$606,500	606,500

Promissory notes were issued in 2017 accrue interest at 2% and matured between January 2018 and September 2018. These notes are in default.	$205,000	205,000

Promissory notes were issued in 2017 accrue interest at 2% and matured in May 2018. These notes are in default.	$150,000	150,000

Promissory notes were issued in 2017 accrue interest at 2% and matured between August 2018 and September 2018. These notes are in default.	$116,800	116,800

A promissory note for $425,000 was issued in October 2017 with an original issue discount of $70,000 and an annual interest rate of 22% on all outstanding balances. The note was in default, which triggered certain penalties, resulting in an outstanding balance of $454,032. The original noteholder entered into a Note Purchase Agreement in November 2020, in the amount of $697,600, reflecting the total principal, interest and penalties, and transferred the note to Global Reverb Corp., an entity wholly owned by the Company’s former Chief Executive Officer and former director, Noreen Griffin. During the first quarter of 2021, Global Reverb Corp. sold 50% of the value of the note to another investor.	-	454,032

Promissory notes were issued in 2017 accrue interest at 2%. The notes are in default.	$105,500	105,500

Promissory notes were issued in the 2018 accrue interest at 2% and matured between May 2018 and January 2019. These notes are in default.	$47,975	47,975

Promissory notes were issued in 2018 accrue interest at 2% and matured between July 2018 and October 2018. These notes include warrants between 1,000 and 5,000 shares with an exercise price of $5. These notes are in default.	$65,000	65,000

Promissory notes were issued in 2018. The notes accrue interest at 2% and matured between August 2019 and January 2019. These notes include warrants between 60,000 and 500,000 shares with an exercise price of $0.05. These notes are in default.	$118,000	118,000

Promissory notes were issued in 2018. The notes accrue interest at 2% and matured between January 2019 and November 2019. These notes include warrants between 200 and 39,500 shares with an exercise price of $5 to $40. These notes are in default.	$323,855	323,855

Promissory note was issued to a related party in the first quarter of 2019. The note accrues interest at 2% and matured during July 2019. The note includes warrants for 4,600 shares with an exercise price of $5. The note is in default.	$23,000	23,000

Promissory note was issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. The note is in default.	$231,478	231,478

Promissory note was issued in the second quarter of 2019 accrues interest at 2% and matured in July 2019. The notes include warrants for 10,000 shares with an exercise price of $5. The note is in default.	$10,000	10,000

Promissory note issued in October 2019 for the settlement of outstanding debt in the same amount. The note accrues interest at 15% per annum, with $1,875 due in monthly interest payments, and matured on April 30, 2021. The note is in default.	$150,000	150,000

Promissory note issued in the third quarter of 2020 accrued interest at 12% and matured in August 2021. The Company recognized a $54,312 derivative liability for the conversion rights attached to the note as of December 31, 2020. The outstanding principal and interest accrued on this note were converted into 5,402 common shares in February 2021.	-	53,000

Promissory notes issued in the first quarter of 2021 in connection with a Note Purchase Agreement with a previous note holder. The new notes reflect all principal, interest and penalties associated with the original instrument. These notes accrue interest at 5% and a penalty rate of 7%. The holder of $348,800 of these notes (Global Reverb Corp.) is an entity wholly owned by the Company’s former Chief Executive Officer that is also a former director of the Company. These notes are in default and mature in March 2022.	$697,600	-
	3,070,208	2,879,640
Less: Original issue discount on notes payable and warrants issued with notes.	-	(34,789)

Total	$3,070,208	$2,844,851

As of December 31, 2021 and 2020, the Company had accrued $564,300 and $635,217, respectively, in unpaid interest and default penalties.

Redstart Holdings Corp.

In the first quarter 2020, the Company issued a Convertible Promissory Note to Redstart Holdings Corp. (“Redstart”) in the principal amount of $53,000. The note matured on March 30, 2021 and had an interest rate of 12% per annum. Redstart converted the note and related accrued interest in the amount of $3,180 in October 2020. The Company issued 6,893 shares of common stock at an average price per share of $8.15 in connection with this conversion. The conversion price as defined in the original note agreement equaled 61% multiplied by the lowest trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date.

Geneva Roth Remark Holdings, Inc.

During the second and third quarters of 2020, the Company issued three Convertible Promissory Notes aggregating $144,000 to Geneva Roth Remark Holdings Corp. (“GRRH”). The notes matured one year from the date of issuance and had an interest rate of 12% per annum. The conversion price as defined in the original note agreement equaled 61% multiplied by the lowest trading price for the common stock during the 20-trading day period ending on the latest complete trading day prior to the conversion date.

During the fourth quarter of 2020, GRRH converted $91,000 in principal and $5,460 in accrued interest on their outstanding notes. The Company issued 12,034 shares of common stock at an average price per share of $8.02 in connection with this conversion.

During the first quarter of 2021, GRRH converted the balance of the notes and the Company issued 5,402 common shares, at a price of $10.40 per share, upon the conversion of $53,000 in principal and $3,480 in accrued interest.

2020 Gain on Settlement of Debt

In 2020 the Company and Cytocom entered into an agreement for the Company to sublicense LDN and MENK for emerging markets to Cytocom. Pursuant to the agreement, effective September 30, 2020 the Company assigned certain notes payable aggregating principal amount of $2,728,731 and accrued interest of $495,409 to Cytocom. The Company reported a non-operating non-cash gain upon the assignment of these notes in the third quarter of 2020. The owner of each assigned note provided their written consent to assignment, assumption, and amendment of the promissory notes.

5. Derivative Liability

As of December 31, 2020 the fair value of the outstanding derivative liability was $1,254,444. The Company estimated the fair value of the derivative liability using the binomial option pricing model on December 31, 2020. This derivative liability was reversed in the first quarter of 2021 in connection with the repayment of the underlying debt instrument, as described in Note 4.

Year ended December 31, 2020
Volatility	178.65%
Risk-free interest rate	1.0%
Expected dividends	na
Expected term (years)	.25 - 1.00

The Company determined the fair values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three levels of inputs may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses Level 3 inputs to estimate the fair value of its derivative liabilities.

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of December 31, 2021:

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3
Assets
Fair value of common stock	$2,645,000	-	-
Liabilities	-	-	-

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

As of December 31, 2021, and 2020, the Company was authorized to issue 750,000,000 and 500,000,000 common shares, respectively, at a par value of $0.0001 per share. As of December 31, 2021, and 2020, the Company had 483,714 and 476,504 shares of common stock outstanding, respectively.

Common Stock Warrants

The Company did not issue or modify any warrants in the twelve-month period ended December 31, 2021.

When the Company sells its stock to stockholders for cash, it periodically issues common stock warrants to the investors at prices agreed at the date of the original sale. The Company incurs a cost for the rights attached to the warrants, which is calculated using the Black-Scholes Model and is reported in the Statements of Operations in the period of issuance.

A summary of outstanding warrants as of December 31, 2021 follows:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

First Quarter 2022	150	$200	.25
Second Quarter 2022	1,750	$150	.50
Third Quarter 2022	1,650	$50-100	.75
Fourth Quarter 2022	9,811	$80-290	1.00
First Quarter 2023	1,204,000	$5-40	1.25
Second Quarter 2023	802,000	$5-200	1.50
Third Quarter 2023	7,521,500	$5-100	1.75
Fourth Quarter 2023	6,024,300	$2-5	2.00
First Quarter 2024	3,660,000	$5	2.25
Second Quarter 2024	800,000	$5	2.50
Third Quarter 2028	3,000	$70	7.00
Second Quarter 2032	28,995	$10-70	10.75
	20,057,156	$2-290

Following is a summary of outstanding stock warrants activity for the twelve months ended December 31, 2021 and 2020:

	Number of Shares	Exercise Price Per Share	Weighted Average Price

Warrants as of December 31, 2019	20,083,335	$0.05-500	$4.21
Issued	-	-	-
Expired and forfeited	(2,300)	$100-500	$195.65
Exercised	-	-	-
Warrants as of December 31, 2020	20,081,035	$0.05-200	$4.22
Issued	-	-	-
Expired and forfeited	(23,873)	$14-200	$144.78
Exercised	-	-	-
Warrants as of December 31, 2021	20,057,162	$2-290	$5.21

7. Income Taxes

There was no income tax expense reflected in the results of operations for the years ended December 31, 2021 and 2020. As of December 31, 2021, the Company had federal and state net operating loss carryforwards of $91,856,000 which may be used to offset future taxable income.

Approximately $64,629,000 will expire in 2033 while $27,227,000 will be limited to 80% of taxable income but will not expire.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

Deferred tax assets:

	2021	2020

Net operating losses	$23,281,000	$19,892,000
Accrued expenses	21,000	-
Stock based compensation	-	39,284,000
Amortization, depreciation, and impairment	-	4,178,000
Capitalization of start-up costs for tax purposes	-	1,145,000
Gain/(loss) on conversion of debt	,000	713,000
Total deferred tax assets	23,302,000	65,212,000

Valuation allowance	(23,302,000)	(65,212,000)

Total deferred tax assets, net	$-	$-

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

	For the year ended December 31,
	2021	2020

Statutory federal tax rate	21.00%	21.00%
State rate net of federal	6.69%	0.00%
Permanent differences	11.35%	4.94%
Prior period adjustment	1,142.33%	2.63%
Valuation allowance	(1,181,38)%	(21.00)%

Provision for income taxes	-	-

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2021, and 2020, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2021 and 2020. The Company did not recognize any interest or penalties during fiscal 2021 or 2020 related to unrecognized tax benefits.

Tax years 2018-2021 remain open to examination for federal income tax purposes and by other taxing jurisdictions to which the Company is subject.

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

Consideration for Amended License Agreement with Forte at December 31, 2021

Consideration / Assumption of:
Notes in Default	$2,040,006
Accounts payable and accruals	338,909
Past Due Employee Obligations	786,177
Total Consideration to be Recognize Upon Execution	$3,165,092

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

As of December 31, 2021, this license agreement has not been executed as Forte has failed to fund the consideration defined in the agreement. To date the Company has not received any payments under the terms of this agreement.

Cytocom

On May 13, 2020, the Company and Cytocom entered into an Amendment to The Second Amendment to The License Agreement (“Third Amendment”) that was effective December 31, 2018. The sublicense provides Cytocom with the Company’s previously licensed rights for LDN and MENK in Emerging Markets.

Original terms for consideration for the sublicense were not finalized until August 12, 2020, at which time Cytocom and the Company signed a letter agreement in which Cytocom agreed to assume a combination of defaulted notes plus certain other liabilities. Such terms were amended, and the Company agreed to transfer all the rights, title, and interest to Cytocom in technology licensed from Penn State Research Foundation (“PSU”) in exchange for Cytocom assuming all past due and future obligations under the PSU license. While the Company formalized the agreement to assign all outstanding liabilities due to PSU, a vendor of the Company, PSU did not consent to the assignment of the payables to Cytocom. As of December 31, 2021, the Company had no outstanding accounts payable balances due to Penn State University.

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

Consideration for May 13, 2020 License to Cytocom at December 31, 2021

Consideration / Assumption of:
Notes in Default	$3,302,209
Accounts payable and accruals	230,000
Past Due Employee Obligations	1,110,567
Total anticipated Consideration	$4,642,776
Recognized through December 31, 2020	(3,302,209)
To Be Recognized upon Execution	$1,340,567

As of December 31, 2021, the Notes transaction has not been fully executed. The Notes in default have been assigned and the transfer signed off by the creditors, but Cytocom still has not completed the assumption of the agreed upon obligations.

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

10. Related Party Transactions

Board and Officer Transactions

Kevin Phelps, the Company’s Chief Executive & Financial Officer, and a member of the board of directors, has earned board compensation of $5,000 a month during 2021 and 2020. Mr. Phelps has unpaid board fees of $185,000 and $125,000 at December 31, 2021 and 2020, respectively, which is included in amounts due to related parties. Mr. Phelps serves as the Company’s Chief Executive & Financial Officer with an annual salary of $240,000. As of December 31, 2021, Mr. Phelps had $400,000 in earned and unpaid compensation included in amounts due to related parties.

Dr. Roscoe Moore, the chairman of the board of directors, is entitled to receive compensation of $5,000 a month for board fees. Dr. Moore has unpaid board fees of $215,250 and $155,250 at December 31, 2021 and 2020, respectively, which is included in amounts due to related parties.

11. Subsequent Events

On January 27, 2022, the Company was named as defendant in a lawsuit filed in the Superior Court of the State of Arizona for the County of Maricopa by Mr. Ira Gaines.  The lawsuit is based on claims for breach of contract alleging the failure by the Company to make required payments of principal and interest arising out of the secured promissory note dated October 1, 2019 made by the Company in favor of Mr. Gaines in the original principal amount of $150,000.  The relief sought by the plaintiff includes payment by the Company of the full principal balance, accrued and unpaid interest, continuing interest through the date of entry of judgment, late fees, post-judgment interest, and attorneys’ fees.  The Company has retained counsel to respond to the complaint.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: March 18, 2022	By:	/s/ Kevin Phelps
	Name:	Kevin Phelps
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Dr. Roscoe Moore	Director	March 18, 2022
Roscoe Moore

27