Form 10-Q
period 2022-03-31
Immune Therapeutics, Inc.
filed 2022-05-03
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares of outstanding of each of issuer’s class of common stock, as of the latest practicable date:

As of May 3, 2022, there were 483,714 shares of Common Stock $0.0001 par value shares outstanding.

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

Moreover, new risks regularly emerge, and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this prospectus are based on information available to us on the date of this periodic report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current Assets:
Cash	$436,888	$493,885
Investment in common stock	362,250	2,645,000
Total current assets	799,138	3,138,885

Total Assets	$799,138	$3,138,885

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,171,020	$2,184,848
Accrued payroll	3,425,796	3,421,176
Notes payable, net of debt discount	3,070,208	3,070,208
Net due to related parties	981,421	891,420
Undocumented investor advances	715,631	715,631
Accrued interest	656,484	564,300
Accrued liabilities	283,384	239,558
Total current liabilities	11,303,944	11,087,141

Total Liabilities	11,303,944	11,087,141

Commitments and Contingencies

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 and 500,000,000 shares authorized, respectively; 483,714 shares issued and outstanding	49	49
Additional paid in capital	371,473,810	371,473,810
Stock issuances due	10,303	10,303
Accumulated deficit	(381,988,968)	(379,432,418)

Total stockholders’ deficit	(10,504,806)	(7,948,256)
Total Liabilities and Stockholders’ Deficit	$799,138	$3,138,885

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating expenses:
Selling, general and administrative	$181,616	$138,726
Research and development expense	-	148,693
Total operating expenses	181,616	287,419

Loss from operations	(181,616)	(287,419)

Other (expense) income:
Decrease in carrying value of common shares	(2,282,750)	-
Interest expense	(92,184)	(100,404)
Gain on derivative liability revaluation	-	1,178,230
Total other (expense) income	(2,374,934)	1,077,826
Net (loss) income	$(2,556,550)	$790,407

Basic (loss) income per share attributable to common shareholders	$(5.29)	$1.65
Diluted (loss) income per share to common shareholders	$(5.29)	$0.05

Basic weighted average number of shares outstanding	483,714	478,305
Diluted weighted average number of shares outstanding	483,714	16,594,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIODS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total
Balance December 31, 2020	476,504	$48	$371,341,120	$10,303	$(383,018,452)	$(11,666,981)

Issuance of common stock upon conversion of debt	5,402	1	56,479	-	-	56,480
Extinguishment of derivative liability upon conversion of debt	-	-	76,211	-	-	76,211
Net income	-	-	-	-	790,407	790,407

Balance March 31, 2021	481,906	$49	$371,473,810	$10,303	$(382,228,045)	$(10,743,883)

Balance, December 31, 2021	483,714	$49	$371,473,810	$10,303	(379,432,418)	$(7,948,256)

Net loss	-	-	-	-	(2,556,550)	(2,556,550)

Balance March 31, 2022	483,714	$49	$371,473,810	$10,303	$(382,351,800)	$(10,867,056)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,556,550)	$790,407
Adjustments to reconcile net (loss) income to net cash flows used in operating activities:
Decrease in carrying value of common shares	2,282,750	-
Change in value of derivative	-	(1,178,230)
Amortization of debt discount	-	34,789

Changes in operating assets and liabilities:
Deposits	-	53
Accounts payable	(13,828)	147,965
Accrued payroll	4,620	-
Accrued interest	92,184	65,613
Accrued liabilities	43,826	46,500
Due to related parties	90,001	94,590

Net cash from operating activities	(56,997)	1,687

Net increase in cash and cash equivalents	(56,997)	1,687
Cash and cash equivalents at beginning of period	493,885	9,971
Cash and cash equivalents at end of period	$436,888	$11,658
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Conversion of debt and accrued interest to common stock	$-	56,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

1. Company Overview

Immune Therapeutics Inc. (the “Company” or “IMUN”) is a Florida Public Company trading on the OTC-Pink. The Company has been inactive for the last year due to a lack of funding, and with the Company’s current structure, it is impossible to move forward until a restructuring of the Company is completed.

Going Concern

As of March 31, 2022, the Company had $436,888 in cash on hand, negative working capital of $10,867,056 and a stockholders’ deficit of $10,504,806. For the first quarter ended March 31, 2022, the Company reported a net loss attributable to common shareholders of $2,556,550. For the three months ended March 31, 2021, the Company reported net income attributable to common shareholders of $790,407. Included in net income for the first quarter of 2021 was a non-cash non-operating gain of $1,178,230 resulting from elimination of a derivative liability upon the satisfaction of the underlying debt instrument.

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

Working capital on March 31, 2022 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Company History

Immune Therapeutics, Inc. (“the Company”, “Immune”) was initially incorporated in Florida on December 2, 1993, as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998, and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs. Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”). On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all the outstanding shares of TNI BioTech IP, Inc. On September 4, 2014, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc. We filed our name change amendment with the Secretary of State of Florida on October 27, 2014, changing our name to Immune Therapeutics, Inc.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2021 (including the notes thereto) set forth in Form 10- K.

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

Cash, cash equivalents and accounts payable are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of the Company’s investment in the common stock of Statera BioPharma, Inc. (“STAB”) has been measured based on the quoted per share price as reported on NASDAQ and reflects an impairment loss as of March 31, 2022. The carrying value of notes payable approximate fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

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

The standard addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2022 and 2021, the Company does not have a liability for unrecognized tax uncertainties.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2022, and 2021, the Company does not have any interest or penalties related to uncertain tax positions.

Stock-Based Compensation and Issuance of Stock for Non-Cash Consideration

The Company did not grant any stock-based compensation awards during the three months ended March 31, 2022 and 2021.

The Company measures and recognizes compensation expense for share-based awards based on estimated fair values equalling either the market value of the shares issued, or the value of consideration received, whichever is more readily determinable. Generally, the non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair value of the Company’s common stock at the date of the agreement.

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

Net (Loss) Income per Share

For the three months ended March 31, 2022, basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method. For the three months ended March 31, 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position. The Company’s potential dilutive securities, which include stock warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.

For the three-month ended March 31, 2021, basic net income per share was calculated by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted income per share, for the three-month period ended March 31, 2021, was calculated by dividing the net income by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method and the if-converted method.

A reconciliation for the three-month period ended March 31, 2021 of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$790,407	478,305	$1.65
Diluted EPS
Effect of warrants convertible into common stock	-	20,012,083	-
Potential shares purchasable using proceeds of warrants	-	(3,925,915)	-
Effect of convertible debt	-	30,422	-
Income available to common stockholders	$790,407	16,594,895	$0.05

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the first quarter 2022. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Note 3. Investment in Common Stock

In 2021, Cytocom, Inc., a former subsidiary of the Company (“Cytocom”), announced the completion of its merger with Cleveland BioLabs, Inc. (“CBLI”) which resulted in the Company’s receipt of 1,150,000 common shares of CBLI, reflecting the Company’s retained minority interest in Cytocom. Subsequent to the merger, CBLI adopted a new corporate name, Statera BioPharma, Inc., with the ticker symbol “STAB” effective September 1, 2021. Cytocom emerged as a publicly traded entity following the merger with CBLI.

In accordance with the reporting requirements of FASB ASC Topic 321, “Investments Equity Securities”, the Company re-measured the fair value of the STAB common shares at $0.32 per share and recognized a decrease in market value of $2,282,500 as of March 31, 2022.

4. Notes payable

Notes Payable on March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Promissory notes issued between December 2014 and January 2015. Lender earns interest at 10%. Notes were to be repaid in 36 monthly instalments of principal and interest commencing no later than October 15, 2015. These notes are in default.	$70,000	$70,000

Promissory notes issued between May 2015 and June 2016 and matured between February 2017 and November 2018. Lenders earn interest at rates between 2% and 10%. These notes are in default.	$149,500	149,500

Promissory notes were issued in 2016. The notes accrue interest at 2% and matured between November 2017 and December 2017. These notes are in default.	$606,500	606,500

Promissory notes were issued in 2017 accrue interest at 2% and matured between January 2018 and September 2018. These notes are in default.	$205,000	205,000

Promissory notes were issued in 2017 accrue interest at 2% and matured in May 2018. These notes are in default.	$150,000	150,000

Promissory notes were issued in 2017 accrue interest at 2% and matured between August 2018 and September 2018. These notes are in default.	$116,800	116,800

Promissory notes were issued in 2017 accrue interest at 2%. The notes are in default.	$105,500	105,500

Promissory notes were issued in the 2018 accrue interest at 2% and matured between May 2018 and January 2019. These notes are in default.	$47,975	47,975

Promissory notes were issued in 2018 accrue interest at 2% and matured between July 2018 and October 2018. These notes include warrants between 1,000 and 5,000 shares with an exercise price of $5. These notes are in default.	$65,000	65,000

Promissory notes were issued in 2018. The notes accrue interest at 2% and matured between August 2019 and January 2019. These notes include warrants between 60,000 and 500,000 shares with an exercise price of $0.05. These notes are in default.	$118,000	118,000

Promissory notes were issued in 2018. The notes accrue interest at 2% and matured between January 2019 and November 2019. These notes include warrants between 200 and 39,500 shares with an exercise price of $5 to $40. These notes are in default.	$323,855	323,855

Promissory note was issued to a related party in the first quarter of 2019. The note accrues interest at 2% and matured during July 2019. The note includes warrants for 4,600 shares with an exercise price of $5. The note is in default.	$23,000	23,000

Promissory note was issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. The note is in default.	$231,478	231,478

Promissory note was issued in the second quarter of 2019 accrues interest at 2% and matured in July 2019. The notes include warrants for 10,000 shares with an exercise price of $5. The note is in default.	$10,000	10,000

Promissory note issued in October 2019 for the settlement of outstanding debt in the same amount. The note accrues interest at 15% per annum, with $1,875 due in monthly interest payments, and matured on April 30, 2021. The note is in default.	$150,000	150,000

Promissory note issued in the third quarter of 2020 accrues interest at 12% and matured in August 2021. The outstanding principal and interest accrued on this note were converted into 5,402 common shares in February 2021.	-	53,000

Promissory notes issued in the first quarter of 2021 in connection with a Note Purchase Agreement with a previous note holder. The new notes reflect all principal, interest and penalties associated with the original instrument. These notes accrue interest at 5% and a penalty rate of 7%. The holder of $348,800 of these notes (Global Reverb Corp.) is an entity wholly owned by the Company’s former Chief Executive Officer that is also a former director of the Company. These notes matured in March 2022 and are in default.	$697,600	697,600
	$3,070,208	$3,070,208

As of March 31, 2022, the Company had accrued $656,484 in unpaid interest and default penalties. As of March 31, 2022 and December 31, 2021, the Company had $1,677,275 and $1,677,275, respectively, in notes payable to shareholders of record.

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

Stock Warrants

During the three months ended March 31, 2022 and March 31, 2021, no warrants issued or exercised. There were no modifications to the terms of any warrants issued by the Company during these periods.

On March 31, 2022, the Company had a total of 20,057,006 warrants rights outstanding. Included in the outstanding warrants are 18,730,000 warrants, held by thirty-one investors with an exercise price of $5.00 per share, that include provisions that limit the maximum impact of a reverse split on their warrant shares and the exercise price per share at 10-to-1.

The following is a summary of outstanding common stock warrants for the three-month period ended March 31, 2022.

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Second Quarter 2022	1,750	$150	.25
Third Quarter 2022	1,650	$50-100	.50
Fourth Quarter 2022	9,811	$80-290	.75
First Quarter 2023	1,204,000	$5-40	1.00
Second Quarter 2023	802,000	$5-200	1.25
Third Quarter 2023	7,521,500	$5-100	1.50
Fourth Quarter 2023	6,024,300	$2-5	1.75
First Quarter 2024	3,660,000	$5	2.00
Second Quarter 2024	800,000	$5	2.25
Third Quarter 2028	3,000	$70	6.50
Second Quarter 2032	28,995	$10-70	10.00
	20,057,006	$5-200

Following is a summary of outstanding stock warrants activity for the three months ended March 31, 2022:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2021	20,057,156	$2-290	$5.21
Issued	-	$-	$-
Expired and forfeited	(150)	$200	$200
Exercised	-	$-	$-
Warrants as of March 31, 2022	20,057,006	$2-290	$5.20

6. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the years ended March 31, 2022 and 2021 because the Company incurred a net loss and has significant net loss operating carryforwards. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year but are not consistent from year to year.

For U.S. federal purposes the corporate statutory income tax rate was 21%, for 2022 and 2021 tax years. The Company has recognized no tax benefit for the losses generated for the periods through March 31, 2022. ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all a deferred tax asset will not be realized. The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize revenue, we believe that the full valuation allowance should be provided.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements that are based on the beliefs of management as well as assumptions made by and currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, the successful commercialization of our products, general domestic and global economic conditions, government and environmental conditions and regulations, competition and customer strategies, changes in our business strategy or development plans, capital deployment, business disruptions, including those by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements. For further discussion of certain of the matters described above see the Cautionary Note Regarding Forward-Looking Statements included in our 2021 Annual Report on Form 10-K.

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

GOING CONCERN

As of March 31, 2022, the Company had $436,888 in cash on hand, negative working capital and a stockholders’ deficit of $10,504,806. For the three months ended March 31, 2022, the Company reported net loss attributable to common shareholders of $2,556,550.

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

We had no revenues from operations during the three-month periods ended March 31, 2022 and 2021.

Operating Expenses

Selling, general and administrative

Selling, general and administrative expenses and related percentages for the three months ended March 31, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2022	2021
Selling, general and administrative	$182	$138
Decrease from prior year	$44	$(226)
Percent decrease from prior year	32%	(62)%

For the three months ended March 31, 2022, the selling, general and administrative expense reflect business development activities and the finalizing the terms of current licensing transactions. The increase in administrative expense since the first quarter of 2021 reflects increases in professional services during the current year.

For the three months ended March 31, 2022 and 2021, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2022	2021
Shareholder and investor relations	$2	$6
Board fees	30	30
Contractors and consulting	59	35
Salaries and benefits	86	65
Other expenses	5	2

In the three months ended March 31, 2022, total selling, general and administrative expense was $182 compared to $138 for the corresponding period in 2021, an increase of $44 or 32%.

Research and development

R&D expenses and related percentages for the three months ended March 31, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2022	2021
Research and development	$-	$149
Increase/(decrease) from prior year	$(149)	$117
Percent increase/(decrease) from prior year	(100)%	366%

There were no expenses for research and development in the three months ended March 31, 2022 compared to $149 in the same period in 2021.

The Company recorded $149 during the three months ended March 31, 2021 for fees payable to Penn State University related to license maintenance fees, minimum royalties and various patent evaluation and filing expenses. These liabilities were assigned to Cytocom in connection with a August 12, 2020 agreement. As Penn State has not consented to the assignment of these fees, the Company retains liability for them until paid by Cytocom; at which time, the Company will recognize a gain on the assignment of liabilities.

Interest Expense

Interest expense for the three months ended March 31, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2022	2021
Interest expense	$92	$100
Increase / (Decrease) from prior year	$(8)	$(14)
Percentage Increase (Decrease) from prior year	(8)%	16%

The decrease in interest expense during the three-month period ended March 31, 2022 reflects the effect of a Note Purchase Agreement entered into in March 2021 that reduced interest on $698 of principal from a compounding rate of 22% to simple 5% rate.

Liquidity

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. The Company does not anticipate generating sufficient cash flows from our operations to fund the next twelve months. The Company had cash on hand of $436,888 on March 31, 2022, compared to $493,885 on December 31, 2021.

For the three months ended March 31, 2022 the Company used $56,997 in operating activities. In the first quarter of 2021, the Company cash generated from operating activities of $1,687. The Company had no cash used or provided from investing or financing activities during the three-month periods ended March 31, 2022 and 2021.

The Company does not expect to generate revenues from sales in the foreseeable future. If the Company is unable to raise additional working capital to meet its operating obligations and expenditures, the Company be required to modify its business plan.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2022 and 2021, the Company did not engage in any off-balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Please see note 4 to the Condensed Consolidated Financial Statements of Part I Item 1, which is incorporated by reference, for additional details. The current portion of notes payable on the Company’s Condensed Consolidated Balance Sheets above contains, at March 31, 2022, certain promissory notes on which the Company was in arrears on payments of principal as follows:

● $70,000 in promissory notes issued between December 2014 and January 2015. Lender earns interest at 10%.  Notes were to be repaid in 36 monthly instalments of principal and interest commencing no later than October 15, 2015.

● $149,500 in promissory notes issued between May 2015 and June 2016 and matured between February 2017 and November 2018. Lenders earn interest at rates between 2% and 10%.

● $606,500 in promissory notes issued in 2016 that accrue interest at 2% and matured between November 2017 and December 2017.

● $205,000 in promissory notes issued in 2017 that accrue that interest at 2% and matured between January 2018 and September 2018

● $150,000 in promissory notes issued in 2017 that accrue interest at 2% and matured in May 2018.

● $116,800 in promissory notes issued in 2017 that accrue interest at 2% and matured between August 2018 and September 2018.

● $105,500 promissory notes aggregating $105,500 issued in 2017 that accrues interest at 2%.

● $47,975 promissory notes issued in the 2018 that accrue interest at 2% and matured between May 2018 and January 2019.

● $65,000 in promissory notes issued in 2018 accrue interest at 2% and matured between July 2018 and October 2018. These notes include warrants between 1,000 and 5,000 shares with an exercise price of $5.

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

● $150,000 promissory note issued in October 2019 that accrues interest at 15% matured on April 30, 2021.

● $697,600 promissory issued in the first quarter of 2021 in connection with a Note Purchase Agreement with a previous note holder that accrues interest at 5% and a penalty rate of 7% and matured in March 2022

On March 31, 2022, the Company had insufficient cash on hand to repay these notes.

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

3.5	Bylaws, incorporated by reference to Immune Therapeutics, Inc. Form 10 Registration Statement filed with the Securities and Exchange Commission on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the Securities and Exchange Commission on June 7, 2013.

10.1	Note Exchange Agreement dated March 31, 2021 between Immune Therapeutics, Inc. and Global Reverb Corporation and Robert J. Dailey, incorporated by reference to Exhibit 10.64 of Immune Therapeutics, Inc. Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2022.

10.2	Promissory Note dated March 11, 2021 between Immune Therapeutics, Inc., and Global Reverb Corporation, incorporated by reference to Exhibit 10.65 of Immune Therapeutics, Inc. Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2022.

10.3

Promissory Note dated March 11, 2021 between Immune Therapeutics, Inc., and Robert J. Dailey, incorporated by reference to Exhibit 10.66 of Immune Therapeutics, Inc. Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2022.

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

Immune Therapeutics, Inc.

Date: May 3, 2022	By:	/s/ Kevin J. Phelps
Kevin J. Phelps
Chief Executive Officer and Chief Financial Officer

