Form 10-Q
period 2022-06-30
Immune Therapeutics, Inc.
filed 2022-08-24
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________

Commission File Number 000-54933

IMMUNE THERAPEUTICS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3226705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2431 Aloma Ave., Suite 124, Winter Park, FL	32792
(Address of principal executive offices)	(Zip Code)

888-613-8802
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 24, 2022, there were 71,079,143 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are considered forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) concerning our business, results of operations, economic performance and/or financial condition, based on management’s current expectations, plans, estimates, assumptions, and projections. Forward-looking statements are included, for example, in the discussions about:

●	strategy;
●	new product discovery and development;
●	current or pending clinical trials;
●	our products’ ability to demonstrate efficacy or an acceptable safety profile;
●	actions by the U.S. Food and Drug Administration and other regulatory authorities;
●	product manufacturing, including our arrangements with third-party suppliers;
●	product introduction and sales;
●	royalties and contract revenues;
●	expenses and net income;
●	credit and foreign exchange risk management;
●	liquidity;
●	asset and liability risk management;
●	the outcome of litigation and other proceedings;
●	intellectual property rights and protections;
●	economic factors;
●	competition; and
●	legal risks.

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

Important factors that could cause such differences include, but are not limited to:

●	our lack of operating history;
●	our current and future capital requirements and our ability to satisfy our capital needs;
●	our inability to keep up with industry competition;
●	interpretations of current laws and the passages of future laws;
●	acceptance of our business model by investors and our ability to raise capital;
●	our drug discovery and development activities may not result in products that are approved by the applicable regulatory authorities and even if our drug candidates do obtain regulatory approval, they may never achieve market acceptance or commercial success;
●	our reliance on key personnel and collaborative partners, including our ability to attract and retain scientists;
●	our reliance on third-party manufacturing to supply drugs for clinical trials and sales;
●	our limited distribution organization with no sales and marketing staff;
●	our being subject to product liability claims;
●	our reliance on key personnel, including our ability to attract and retain scientists;
●	legislation or regulation that may increase the cost of our business or limit our service and product offerings;
●	risks related to our intellectual property, including our ability to adequately protect intellectual property rights;
●	risks related to government regulation, including our ability to obtain approvals for the commercialization of some or all of our drug candidates, and ongoing regulatory obligations and continued regulatory review which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements; and
●	our ability to obtain regulatory approvals to allow us to market our products internationally.

Moreover, new risks regularly emerge, and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Quarterly Report are based on information available to us on the date of this Quarterly Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Quarterly Report.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2022	December 31, 2021
ASSETS

Current Assets:
Cash	$271,533	$493,885
Investment in common stock	-	2,645,000
Total current assets	271,533	3,138,885

Total assets	$271,533	$3,138,885

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,431,373	$2,184,848
Notes payable	1,077,202	3,070,208
Due to related parties	1,180,250	891,420
Accrued payroll	2,639,619	3,421,176
Accrued liabilities	307,518	239,558
Accrued interest	205,201	564,300
Undocumented investor advances	-	715,631
Total current liabilities	6,841,163	11,087,141

Total liabilities	6,841,163	11,087,141

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 shares authorized; 20,353,893 and 483,714 shares issued and outstanding respectively	2,035	49
Additional paid in capital	373,614,147	371,473,810
Stock issuances due	10,303	10,303
Accumulated deficit	(380,196,115)	(379,432,418)

Total stockholders’ deficit	(6,569,630)	(7,948,256)
Total liabilities and stockholders’ deficit	$271,533	$3,138,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Three Months ended		Six Months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Operating expenses
Selling, general and administrative	$292,117	$185,284	$473,733	$324,016
Research and development expense	-	3,974	-	152,667
Total operating expense	292,117	189,258	473,733	476,683

Income (loss) from operations	(292,117)	(189,258)	(473,733)	(476,683)

Other income (expense):
Gain on issuance of license agreement	3,165,151	-	3,165,151	-
Gain on settlement of obligations	297,579	108,693	297,579	108,693
Charge resulting from warrant modification and debt settlement	(1,011,625)	-	(1,011,625)	-
Impairment loss investment in common stock	(362,250)	-	(2,645,000)	-
Interest expense	(3,885)	(32,131)	(96,069)	(132,535)
Gain on derivative liability valuation	-	-	-	1,178,230
Total other expense	2,084,970	76,562	(289,964)	1,154,388

Net income (loss) income	$1,792,853	$(112,696)	$(763,697)	$677,705
Net income (loss) attributable to common stockholders	$1,792,853	$(112,696)	$(763,697)	$677,705

Basic income (loss) income per share attributable to common stockholders	$2.57	$(0.23)	$(1.29)	$1.41
Diluted income (loss) earnings per share attributable to common stockholders	$0.23	$(0.23)	$(1.29)	$0.05

Basic weighted average number of shares outstanding	696,752	481,906	590,822	480,115
Diluted weighted average number of shares outstanding	7,804,548	481,906	590,822	13,874,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIODS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total

Balance December 31, 2020	476,504	$48	$371,341,120	$10,303	$(383,018,452)	$(11,666,981)
Issuance of common stock upon conversion of notes	5,402	1	56,479	-	-	56,480
Extinguishment of derivative liability upon conversion of debt	-	-	76,211	-	-	76,211
Net income	-	-	-	-	677,705	677,705

Balance June 30, 2021	481,906	$49	$371,473,810	$10,303	$(382,340,747)	$(10,856,585)

Balance December 31, 2021	483,714	$49	$371,473,810	$10,303	$(379,432,418)	$(7,948,256)
Issuance of common stock upon conversion of notes and obligations	7,255,660	726	479,174	-	-	479,900
Issuance of common stock for services	49,500	4	2,470	-	-	2,474
Issuance of common stock upon warrant exercise	12,565,000	1,256	647,068	-	-	648,324
Charge resulting from warrant modification	-	-	1,011,625		-	1,011,625
Net income	-	-	-	-	(763,697)	(763,697)

Balance June 30, 2022	20,353,874	$2,035	$373,614,147	$10,303	$(380,196,115)	$(6,569,630)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(763,697)	$677,705
Adjustments to reconcile net income to net cash flows (used in) operating activities:
Gain on issuance of license agreement	(3,165,151)	-
Gain on settlement of obligations	(297,579)	(108,693)
Impairment loss on investment in common stock	2,645,000	-
Charge resulting from warrant modification	1,011,625	-
Change in value of derivative	-	(1,178,230)
Amortization of debt discount	-	34,789

Changes in operating assets and liabilities:
Deposits	-	200
Accounts payable	(146,811)	130,053
Accrued payroll	4,620	(24,834)
Net due to related parties	-	231,091
Accrued interest	83,265	97,746
Accrued liabilities	67,960	13,418

Net cash (used in) operating activities	(560,768)	(126,755)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from undocumented investor advances	6,369	140,000
Proceeds from related parties	332,047
Net cash provided by financing activities	338,416	140,000

Net increase in cash and cash equivalents	(222,352)	13,245
Cash and cash equivalents at beginning of period	493,885	9,971
Cash and cash equivalents at end of period	$271,533	$23,216
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Conversion of debt and accrued interest to common stock	$1,128,224	$56,480
Reclassification to notes payable from accrued interest	$-	$243,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2022

(Unaudited)

1. Company Overview

Immune Therapeutics Inc. (the “Company” or “IMUN”) is a Florida corporation trading on the OTC-Pink. The Company is a drug development and commercialization company. We identify, evaluate, and seek to acquire technologies in the medical device and drug development sectors with the intent to further develop them and move them to commercialization.

Going Concern

As of June 30, 2022, the Company had $271,533 in cash and a stockholders’ deficit of $6,569,630. For the six months ended June 30, 2022, the Company reported net loss of $763,697 which included: non-cash gains from the settlement of certain notes and other current obligations upon the issuance of common shares, non-cash charges for the write-off the Company’s investment in common shares of Statera BioPharma, Inc., and the revaluation of the fair market value of certain warrants. For the six months ended June 30, 2021, the Company reported net income of $677,705.

Historically, the Company has relied on the funding of operations through private equity financings and management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of product candidates as they become available and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources.

Working capital on June 30, 2022 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Management is continuing to develop strategies to re-capitalize the Company and position it for future growth. Key steps to this process include:

●	Improve the condition of the balance sheet via license arrangements and capital infusions.
●	Identify and acquire late-stage assets for commercialization.
●	Build out operational infrastructure to generate revenue opportunities to grow shareholder value.

There can be no guarantees that the Company will be successful in securing adequate capital to continue operations and in identifying and acquiring assets for future development. If the Company is unable to secure new working capital, other alternative strategies will be required.

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

There can be no guarantees that the Company will be successful in:

●	Executing its restructuring plan;
●	Securing adequate capital to continue operations; or
●	Identifying and acquiring assets for future development.

Company History

Immune Therapeutics, Inc. (the “Company” or “IMUN”) was initially incorporated in Florida on December 2, 1993, as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs. Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”). On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all the outstanding shares of TNI BioTech IP, Inc. On September 4, 2014, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc. We filed our name change amendment with the Secretary of State of Florida on October 27, 2014, changing our name to Immune Therapeutics, Inc.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2021 (including the notes thereto) set forth in the Company’s Annual Report on Form 10- K for that period.

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

Cash, cash equivalents and accounts payable are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of the Company’s investment in the common stock of Statera BioPharma, Inc. (“STAB”) has been measured based on the quoted per share price as reported on NASDAQ and reflects an impairment loss as of June 30, 2022. The carrying value of notes payable approximate fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

Research and Development Costs

Research and development costs are charged to expense as incurred and are typically comprised of expenses associated with advancing the commercialization of our technologies. The Company did not incur any research and development costs during the six months ended June 30, 2022.

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

At the date of adoption, and as of June 30, 2022 and 2021, the Company does not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2022, and 2021, the Company does not have any interest or penalties related to uncertain tax positions.

Stock-Based Compensation and Issuance of Stock for Non-Cash Consideration

The Company did not grant any stock-based compensation awards during the six months ended June 30, 2022 and 2021.

The Company measures and recognizes compensation expense for share-based awards based on estimated fair values equaling either the market value of the shares issued, or the value of consideration received, whichever is more readily determinable. Generally, the non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair value of the Company’s common stock at the date of the agreement.

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

Net Income per Share

For the six-month period ended June 30, 2022, basic and diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. For the three-month period ended June 30, 2022, basic net income per share is calculated by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding for the quarter using the treasury-stock method and the if-converted method.

A reconciliation for the three- and six-month periods ended June 30, 2022 of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

For the three months ended June 30, 2022	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Basic EPS
Income available to common stockholders	$1,792,853	696,752	$2.57
Diluted EPS
Assumed exercise of outstanding warrants		6,954,432
Assumed conversion of convertible notes		153,364
Income attributed to common stockholders		7,804,548	$0.23

For the six months ended June 30, 2022
Basic EPS
Loss attributed to common stockholders	$(763,697)	590,822	$(1.29)
Diluted EPS			(1.29)

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the six months ended June 30, 2022.

In August 2020, the FASB issued ASU-2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contract in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon the adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. ASU 2020-06 will reduce the issue discount and result in less non-cash interest in the financial statements. ASU 2020-06 revises the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. The type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. ASU 2020-06 simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 23, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company has adopted ASU 2020-06 effective January 1, 2022. (See Note 4)

Management does not believe there are other significant accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Note 3. Investment in Common Stock of Statera BioPharma, Inc.

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

The Company evaluated the carrying value of the STAB common shares during the three-month period ended June 30, 2022 and determined that an impairment loss of $362,250 should be reflected in the Statement of Operations. The impairment loss reflects the Company’s assessment of a series of events reported by Statera BioPharma, Inc. to the Securities and Exchange Commission on and after March 25, 2022 including alleged events of default with respect to STAB’s outstanding indebtedness, resignations of members of STAB’s board of directors and notice by STAB to NASDAQ of its failure to comply with the Nasdaq Listing Rules. As a result of the foregoing, the Company recognized an impairment loss of $362,250 during the three-month period ended June 30, 2022.

4. Notes payable

During the three-month period ended June 30, 2022 the Company reported the following activity in notes and accrued interest:

●	The Company assigned $1,775,275 in notes and $264,790 in accrued interest and penalties to Forte Animal Health, Inc. (“Forte”) upon the receipt of release and assignments signed by these note holders in connection with the issuance of an Amended License Agreement. (Note 7) In connection with the Amended License Agreement, Forte issued 2,235,000 of its outstanding stock to the Company, representing 15% of the issued and outstanding shares of Forte.
●	Certain note holders utilized $302,000 in principal and $29,503 in accrued interest and penalties as proceeds in the exercise of warrant for common shares at a conversion rate of $0.05 per share.
●	Certain note holders converted $605,345 in principal and $209,610 in accrued interest and penalties into common shares at a conversion price of $0.05 per share.
●	The Company issued $246,357 in new notes in satisfaction of certain vendor and employee obligations. The new notes have a conversion price of $0.05 per share.

Notes outstanding as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021

Promissory notes issued between December 2014 and January 2015. Lender earns interest at 10%. Notes were to be repaid in 36 monthly instalments of principal and interest commencing no later than October 15, 2015. These notes are in default.	$33,500	$70,000

Promissory notes issued between May 2015 and June 2016 and matured between February 2017 and November 2018. Lenders earn interest at rates between 2% and 10%. These notes are in default.	$-	149,500

Promissory notes were issued in 2016. The notes accrue interest at 2% and matured between November 2017 and December 2017. These notes are in default.	$50,000	606,500

Promissory notes were issued in 2017 accrue interest at 2% and matured between January 2018 and September 2018. These notes are in default.	$-	205,000

Promissory notes were issued in 2017 accrue interest at 2% and matured in May 2018. These notes are in default.	$-	150,000

Promissory notes were issued in 2017 accrue interest at 2% and matured between August 2018 and September 2018. These notes are in default.	$36,218	116,800

Promissory notes were issued in 2017 accrue interest at 2%.	$-	105,500

Promissory notes were issued in the 2018 accrue interest at 2% and matured between May 2018 and January 2019. These notes are in default.	$-	47,975

Promissory notes were issued in 2018 accrue interest at 2% and matured between July 2018 and October 2018. These notes include warrants between 1,000 and 5,000 shares with an exercise price of $.05. These notes are in default.	$-	65,000

Promissory notes were issued in 2018. The notes accrue interest at 2% and matured between August 2019 and January 2019. These notes include warrants between 60,000 and 500,000 shares with an exercise price of $0.05. These notes are in default.	$-	118,000

Promissory notes were issued in 2018. The notes accrue interest at 2% and matured between January 2019 and November 2019. These notes are in default.	$178,605	323,855

Promissory note was issued to a related party in the first quarter of 2019. The note accrues interest at 2% and matured during July 2019. The note includes warrants for 4,600 shares with an exercise price of $.05. The note is in default.	$23,000	23,000

Promissory note was issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020.The note is in default.	$231,478	231,478

Promissory note was issued in the second quarter of 2019 accrues interest at 2% and matured in July 2019. The notes include warrants for 10,000 shares with an exercise price of $.05. The note is in default.	$-	10,000

Promissory note issued in October 2019 for the settlement of outstanding debt in the same amount. The note accrues interest at 15% per annum, with $1,875 due in monthly interest payments, and matured on April 30, 2021. The note is in default.	$150,000	150,000

Promissory note issued in the third quarter of 2020 accrues interest at 12% and matured in August 2021. The outstanding principal and interest accrued on this note were converted into 5,402 common shares in February 2021.	-	53,000

Promissory note accrue interest at 5%, matured in March 2022 and were issued in the second quarter of 2021 upon the cancellation of a previous obligation. The new notes reflect all principal, interest and penalties associated with the original instrument. This note is in default.	$174,400	697,600

Convertible promissory note accrues interest at 6%, is convertible at $0.05 per share and matures in June 2022. The holder, shareholder Noreen Griffin, converted the note in July 2022.	200,000	-
	$1,077,201	$3,070,208

At June 30, 2022, the Company had $419,718 in promissory notes payable to shareholders of record on that date.

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

Stock Warrants

On June 29, 2022, the Company’s board of directors approved a resolution to clarify the anti-dilution protection granted to certain note and warrant holders. In connection with this board action, the Company recognized a non-cash charge of $1,011,625 in the Statement of Operations for the three- and six-month periods ended June 30, 2022. The fair value of the re-measured warrants was determined using the Black Scholes model and used the following assumptions:

Expected term (years)	0.63
Risk free rate	2.04%
Volatility	436%
Dividend yield	-

The average risk-free interest rate is based on the U.S. Treasury security rate in effect on June 29, 2022. We determined expected volatility using the historical closing stock price. The expected life was determined using the simplified method as we do not believe we have sufficient historical warrant exercise experiences on which to base the expected term.

Warrant holders exercised 12,565,000 common stock warrants during the second quarter of 2022. An additional 31,899 warrants were forfeited or cancelled during the second quarter of 2022. During the six months ended June 30, 2021, no warrants issued or exercised.

The following is a summary of outstanding common stock warrants as of June 30, 2022.

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Third Quarter 2022	1,650	$50-100	0.25
Fourth Quarter 2022	9,811	$80-290	0.50
First Quarter 2023	1,004,000	$0.05-40	0.75
Second Quarter 2023	2,000	$200	1.00
Third Quarter 2023	1,701,500	$0.05-100	1.25
Fourth Quarter 2023	2,249,300	$0.05-2	1.50
First Quarter 2024	2,460,000	$0.05	1.75
Third Quarter 2028	3,000	$70	6.25
Second Quarter 2032	28,995	$10-70	10
	7,460,257	$0.05-290

Following is a summary of stock warrant activity for the six months ended June 30 2022:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2021	20,057,156	$2-290	$5.21
Issued	-	$-	$-
Expired and forfeited	(31,899)	$200	$9.22
Exercised	(12,565,000)	$-	$-
Warrants as of June 30, 2022	7,460,257	$0.05-290	$5.52

6. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the periods ended June, 2022 and 2021 because the Company has significant net loss operating carryforwards available to offset the potential tax liabilities. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year but are not consistent from year to year.

For U.S. federal purposes the corporate statutory income tax rate was 21%, for 2022 and 2021 tax years. The Company has recognized no tax benefit for the losses generated for the periods through June 30, 2022.

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

7. License Agreement with Forte Animal Health, Inc.

On July 8, 2021 the Company entered into an amended license agreement with Forte Animal Health, Inc (“Forte”). The initial license fee included the assignment of certain Company defaulted notes and other vendor and employee obligations. During the second quarter of 2022, these debtors associated with the assigned obligations completed the assignment of $1,775,275 in notes payable, $264,790 of accrued interest and $1,125,086 in other vendor and employee obligations to Forte. The Company recognized a non-cash gain upon the assignment of these obligations.

In connection with the amended license agreement, Forte issued 2,235,000 of its outstanding stock to the Company, representing 15% of the issued and outstanding shares of Forte. The Company has not recognized a minority interest in the balance sheet as of June 30, 2022 as Forte is in the start-up phase of its business and has no earnings from operations to date.

8. Subsequent Events

The Company issued 50,731,896 common shares after June 30, 2022 in connection with convertible promissory note conversions at $0.05 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our condensed consolidated financial statements and should be read in conjunction with such condensed consolidated financial statements and notes thereto and set forth elsewhere herein.

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

COMPANY OVERVIEW

Immune Therapeutics Inc. (the “Company,” “IMUN,” “we,” “us” or “our”) is a Florida corporation trading on the OTC-Pink. We are a drug development and commercialization company. We identify, evaluate, and seek to acquire technologies in the medical and drug development sectors with the intent to further develop them and move them to commercialization. Such commercialization efforts include sale, licensing and go to market strategies.

Our strategy has been limited due to lack of capital. Management is seeking to secure new investment capital with which to continue to pursue the Company’s strategy. There is no guarantee that the Company will be successful in securing additional capital.

GOING CONCERN

As of June 30, 2022, the Company had $271,533 in cash and a stockholders’ deficit of $6,569,630. For the six months ended June 30, 2022, the Company reported a net loss of $763,697 which included: non-cash gains from the settlement of certain notes and other current obligations upon the issuance of common shares and certain non-cash charges for the write-off the Company’s investment in common shares of Statera BioPharma, Inc., and the revaluation of the fair market value of certain warrants. For the six months ended June 30, 2021, the Company reported net income of $677,705.

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

Based on our operating plan, working capital at June 30, 2022 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Historically, the Company has been able to acquire and develop assets, spin them out and retain both an equity stake and royalties and milestone payments. In so doing, the Company has acted as an incubator for late-stage drug development. Management believes that this strategy can continue to be successful.

At this time, the Company continues to review several opportunities which it may pursue as soon as funding is available. At present no definitive actions have been taken.

There can be no guarantees that the Company will be successful in:

●	Executing its restructuring plan
●	Securing adequate capital to continue operations.
●	Identifying and acquiring assets for future development.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2022, TO THE THREE MONTHS ENDED JUNE 30, 2021

Revenues

We had no revenues from operations for the three months ended June 30, 2022 and 2021.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the three months ended June 30
	2022	2021
Selling, general and administrative	$292	$185
Decrease from prior year	$107	$163
Percent change from prior year	58%

During the three months ended June 30, 2022, the Company has focused on the negotiation and finalization of certain licensing transactions and business development opportunities.

For the three months ended June 30, 2022 and 2021, selling, general and administrative expenses were comprised of the following: (dollar amounts in thousands):

	For the three months ended June 30
	2022	2021
Shareholder and investor relations	$4	$4
Professional fees and consulting costs	14	58
Consulting fees with related parties	206	-
Board fees	20	30
Salaries and benefits	41	90
Other expenses	7	3

The selling, general and administrative expense categories for the three months ended June 30, 2022 included the following items and trends:

●

Professional fees and consulting costs for services provided for legal, tax and accounting services associated with the Company’s financial reorganization efforts and licensing strategies implemented in the second quarter of 2022.

●

Two shareholders provided services to the Company during the second quarter of 2022. The Company’s board of directors approved the issuance of a $200,000 convertible promissory note to Noreen Griffin, a shareholder of the Company, for services performed in connection with the recapitalization of the Company. This note was converted into common shares at $0.05 per share during the quarter. Another shareholder was paid $6,000 for advisory services.

●	Payroll expenses reflect accrued salaries and statutory tax benefits including one part time accountant to support financial reporting.

The increase in selling, general and administrative expenses for the three months ended June 30, 2022 over the same period in 2021 was primarily due to an increase in consulting fees with related parties, offset by decreased professional fees and consulting costs and salaries and benefits.

Research and Development Expenses

The Company did not incur any research and development related costs during the second quarter of 2022.

During the second quarter of 2021, the Company recorded approximately $4,000 in fees payable to The Pennsylvania State University (“Penn State”) related to license maintenance fees, minimum royalties and various patent evaluation and filing expenses. These liabilities were assigned to Cytocom in connection with the August 12, 2020 letter agreements. As Penn State had not consented to the assignment of these fees, the Company retained the liability until paid by Cytocom; at which time, the Company recognized a gain on the assignment of liabilities.

Non-operating Income (Expense)

The Company recognized several non-recurring non-operating transactions during the three-month period ended June 30, 2022 as described below.

The Company recognized a non-cash gain of $3,165,151 upon the assumption of certain Company defaulted notes and other vendor and employee obligations by Forte. The assignments of these obligations were made as consideration for the July 8, 2021 Amended License Agreement with Forte.

The Company recognized a non-cash gain of $297,579 upon the receipt of signed releases of obligations from certain vendors, employees, and notes holders in connection with the corporate recapitalization designed to improve the financial condition of the Company and to position it for future growth.

On June 29, 2022, the Company entered into agreements to allow certain holders of warrants and promissory notes currently in default to exercise and convert these instruments at $0.05 per share. The Company recognized the fair market value of the warrants using the Black Scholes valuation model and recognized a charge of $1,011,625 in connection with this action.

During the three-month period ended June 30, 2022, the Company recognized an asset impairment associated with the carrying value of the shares of commons stock of STAB held by the Company in the amount of $362,250 (see Note 3 to the financial statements accompanying this report).

Interest Expense

Interest expense for the three months ended June 30, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the three months ended June 30
	2022	2021
Interest expense	$4	$32
(Decrease) from prior year	$(28)	$(95)
Percentage change from prior year	(88)%

The Company reduced the total notes outstanding as of June 30, 2021 through the assignment of $1,775,275 of notes to Forte (see Note 7 to the financial statements accompanying this report) and the issuance of common shares upon the receipt of conversion notices aggregating $479,900.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO SIX MONTHS ENDED JUNE 30, 2021

Revenues

We had no revenues from operations for the six months ended June 30, 2022 and 2021.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses and related percentages for the six months ended June 30, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the six months ended June 30
	2022	2021
Selling, general and administrative	$473	$324
Increase from prior year	$149	$(61)
Percent change from prior year	46%

During the six months ended June 30, 2022, the Company focused on business development activities and the negotiation and finalization of certain licensing transactions.

For the six months ended June 30, 2022 and 2021, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	For the six months ended June 30
	2022	2021
Shareholder and investor relations	$6	$10
Professional fees and consulting costs	73	58
Consulting fees with related parties	206	-
Board fees	50	60
Salaries and benefits	127	189
Other expenses	11	7

The selling, general and administrative expense categories for the six months ended June 30, 2022 included the following items:

●	Professional fees and advisory fees were for services provided for legal, tax and accounting services directly associated with the Company’s financial reorganization efforts and licensing strategies implemented in the second quarter of 2022.
●	Two shareholders provided services to the Company during the second quarter of 2022. The Company’s board of directors approved the issuance of a $200,000 convertible promissory note to Noreen Griffin, a shareholder of the Company for services performed in connection with the recapitalization of the Company. This note was converted into common shares at $0.05 per share during the quarter. Another shareholder was paid $6,000 for advisory services.
●	Payroll expenses reflect accrued salaries and statutory tax benefits including one part time accountant to support financial reporting.

The increase in selling, general and administrative expenses for the six months ended June 30, 2022 over the same period in 2021 was primarily due to an increase in consulting fees with related parties and professional fees and consulting costs, offset by decreased salaries and benefits.

Research and Development Expenses

The Company did not incur any research and development related costs during the first and second quarters of 2022.

During the six months ended June 30, 2021, the Company recorded approximately $153,000 in fees to Penn State related to license maintenance fees, minimum royalties, and various patent evaluation and filing expenses. These liabilities were assigned to Cytocom in connection with the August 12, 2020 letter agreements. As Penn State had not consented to the assignment of these fees, the Company retained the liability until paid by Cytocom; at that time, the Company recognized a gain on the assignment of liabilities.

Non-operating Income (Expense)

The Company recognized several non-recurring non-operating transactions during the six-month period ended June 30, 2022 as described below.

The Company recognized a non-cash gain of $3,165,151 upon the assumption of certain Company defaulted notes and other vendor and employee obligations by Forte. The assignments of these obligations were made as consideration for the July 8, 2021 Amended License Agreement with Forte.

The Company recognized a non-cash gain of $297,579 upon the receipt of signed releases of obligations from certain vendors, employees, and notes holders in connection with the corporate recapitalization designed to improve the financial condition of the Company and to position it for future growth.

On June 29, 2022, the Company entered into agreements to allow certain warrants holders of and promissory notes currently in default to exercise and convert these instruments at $0.05 per share. The Company recognized the fair market value of the warrants using the Black Scholes valuation model and recognized a charge of $1,011,625 in connection with this action.

During the six-month period ended June 30, 2022, the Company recognized an asset impairment associated with the carrying value of the shares of common stock of STAB held by the Company in the amount of $362,250. (See Note 3 to the financial statements accompanying this report).

Interest Expense

Interest expense for the six months ended June 30, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the six months ended June 30
	2022	2021
Interest expense	$96	$133
(Decrease) from prior year	$(37)	$(80)
Percentage change from prior year	(28)%

The Company reduced the total notes outstanding as of June 30, 2021 through the assignment of $1,775,275 of notes to Forte (see Note 7 to the financial statements accompanying this report) and the issuance of common shares upon the receipt of conversion notices aggregating $479,900.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. The Company does not anticipate generating sufficient cash flows from our operations to fund the next twelve months. We had cash on hand of $271,533 at June 30, 2022, compared to $493,888 at December 31, 2021.

Summary of Cash Flows

For the six months ended June 30, 2022, the Company used $222,352 in cash to support operating activities. Included in net income for the six months ended June 30, 2022, are non-cash gains of: $3,165,151 recognized upon the assignment of notes and other obligations in connection with a license agreement, $297,579 recognized upon the settlement with owners of the obligations, offset by non-cash charges upon the recognition of an asset impairment of the STAB common shares held by the Company, and a charge for the market value from the modification of certain warrant provisions.

During the six months ended June 30, 2021, the Company used $126,755 in operating activities. Net income from operations was $677,705 during the six months ended June 30, 2021 included non-cash items aggregating $1,286,923 related to a gain on the settlement of liabilities and changes in carrying value of derivative liability. The reason for the increase in operating activities was the increase in selling, general and administrative expenses.

No cash was provided by or used in investing activities during either the six months ended June 30, 2021 or the six months ended June 30, 2022.

During the first half of 2021, the Company received $140,000 from investors for which the documentation had not been completed as of June 30, 2021. These proceeds are included in financing activities during the six months ended June 30, 2021.No cash was used in or provided by financing activities during the six months ended June 30, 2022.

The Company does not expect to generate revenues in the foreseeable future. If the Company is unable to raise additional working capital to meet its operating obligations and expenditures, the Company will be required to modify its business plan.

OFF BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2022, and 2021, the Company did not engage in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Cash, cash equivalents and accounts payable are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of the Company’s investment in the common stock of Statera BioPharma, Inc. (“STAB”) has been measured based on the quoted per share price as reported on NASDAQ and reflects an impairment loss as of June 30, 2022. The carrying value of notes payable approximate fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

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

Stock-Based Compensation and Issuance of Stock for Non-Cash Consideration

The Company measures and recognizes compensation expense for share-based awards based on estimated fair values equaling either the market value of the shares issued, or the value of consideration received, whichever is more readily determinable. Generally, the non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair value of the Company’s common stock at the date of the agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, the principal executive officer and the principal financial officer concluded that, because of the weakness in internal control over financial reporting described below, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management assessed the effectiveness of our internal control over financial reporting using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting was not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within the Company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

Going forward, management anticipates that additional staff will be necessary to remediate these weaknesses, as well as other planned improvements. Additional staff will enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process and improve quality of financial reporting. However, the potential addition of new staff is contingent on obtaining additional financing, and there is no assurance that we will be able to do so.

Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 27, 2022, the Company was named as defendant in a lawsuit filed in the Superior Court of the State of Arizona for the County of Maricopa by Ira Gaines (“Mr. Gaines”). The lawsuit is based on claims for breach of contract alleging the failure by the Company to make required payments of principal and interest arising out of the secured promissory note dated October 1, 2019 made by the Company in favor of Mr. Gaines in the original principal amount of $150,000. The relief sought by the plaintiff includes payment by the Company of the full principal balance, accrued and unpaid interest, continuing interest through the date of entry of judgment, late fees, post-judgment interest, and attorneys’ fees. The Company has retained counsel to respond to the complaint. As of August 2022, the case is pending.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2022, the Company issued or sold the following securities:

The Company issued 12,565,000 shares of common stock upon the exercise of warrants at the exercise price of $0.05 per share.

The Company issued 6,630,060 shares of common stock to certain note holders, who utilized $302,000 in principal and $29,503 in accrued interest and penalties as proceeds in the exercise of warrants for shares of common stock at the warrants’ exercise price of $0.05 per share.

The Company issued 7,255,660 shares of common stock to certain note holders and in satisfaction of certain vendor and employee obligations, who converted the related obligations into shares of common stock at a conversion price of $0.05 per share.

The Company issued 49,500 shares of common stock to a vendor for services provided at a share price of $0.05.

The issuance of the convertible promissory notes, shares of common stock upon the exercise of warrants, and shares of common stock upon conversion of promissory notes described above will not be registered under the Securities Act of 1933, as amended, or the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Refer to Note 4 to the Condensed Consolidated Financial Statements of Part I Item 1, which is incorporated by reference, for additional details. The notes payable on the Company’s Condensed Consolidated Balance Sheet above contains, at June 30, 2022, certain promissory notes on which the Company was in arrears on payment of principal as follows:

●	$33,500 promissory note issued in 2014. The note accrues interest at 10% and matured in 2015.
●	$50,000 promissory note issued in 2016.The note accrues interest at 2% and matured in 2017.
●	$36,218 promissory note issued in 2017.The note accrues interest at 2% and matured in 2018.
●	$178,605 of promissory notes issued in 2018.The notes accrue interest at 2% and matured in 2019.
●	$23,000 promissory note issued in 2019.The note accrues interest at 2%
●	$231,478 in promissory notes issued in 2019. The notes accrue interest at 6% and matured in 2020.
●	$150,000 promissory note issued in 2019. The note accrued interest at 15% and matured in 2021.
●	$174,400 promissory note issued in 2021.The note accrues interest at 5% and matures in 2022.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report:

Exhibit	Description

3.1	Restated Articles of Incorporation, incorporated by reference to Immune Therapeutics, Inc. Form 10 Registration Statement filed with the Securities and Exchange Commission on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the Securities and Exchange Commission on June 7, 2013.

3.2	Articles of Amendment to Articles of Incorporation, filed October 27, 2014, incorporated by reference to Exhibit 3.2 Immune Therapeutics, Inc. 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 16, 2021.

3.3	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 10.68 of Immune Therapeutics, Inc. Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 29, 2020

3.4	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 10.69 of Immune Therapeutics, Inc. Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on June 29, 2020.

3.5	Bylaws, incorporated by reference to Immune Therapeutics, Inc. Form 10 Registration Statement filed with the Securities and Exchange Commission on April 22, 2013 and the Amendment No. 1 to the Form 10 Registration Statement filed with the Securities and Exchange Commission on June 7, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

** Furnished herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: August 24, 2022	By:	/s/ Dr. Stephen Wilson
	Name:	Dr. Stephen Wilson
	Title:	Chief Executive Officer

Immune Therapeutics, Inc.

Date: August 24, 2022	By:	/s/ Glen Farmer
	Name:	Glen Farmer
	Title:	Chief Financial Officer

