Form 10-Q
period 2022-09-30
Immune Therapeutics, Inc.
filed 2022-11-14
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 82,762,035 shares of common stock, $0.0001 par value per share, outstanding.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 UNAUDITED	December 31, 2021
ASSETS

Current Assets:
Cash	$185,447	$493,885
Deposits	5,500	-
Investment in common stock	-	2,645,000
Total current assets	190,947	3,138,885

Total assets	$190,947	$3,138,885

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,385,007	$2,184,848
Notes payable	671,481	3,070,208
Accrued payroll	336,002	3,421,176
Accrued liabilities	176,057	239,558
Accrued interest	134,678	564,300
Due to related parties	90,000	891,420
Undocumented investor advances	-	715,631
Total current liabilities	2,793,225	11,087,141

Total liabilities	2,793,225	11,087,141

Commitments and Contingencies (Note 8)	-	-

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 shares authorized; 82,198,697 and 483,714 shares issued and outstanding respectively	8,220	49
Additional paid in capital	380,068,768	371,473,810
Stock issuances due	10,303	10,303
Accumulated deficit	(382,689,569)	(379,432,418)

Total stockholders’ deficit	(2,602,278)	(7,948,256)
Total liabilities and stockholders’ deficit	$190,947	$3,138,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021

Operating expenses
Selling, general and administrative	$420,862	114,567	$894,596	438,583
Research and development	-	-	-	152,667
Total operating expense	420,862	114,567	894,596	591,250

Loss from operations	(420,862)	(114,567)	(894,596)	(591,250)

Other income (expense):
Gain on issuance of Forte license	-	-	3,165,151
(Loss) gain on settlement of obligations and conversion of debt	(1,467,271)	603,204	(1,169,691)	711,896
Impairment loss on common shares	-	(3,105,000)	(2,645,000)	(3,105,000)
Charge from warrant modification and debt settlement	(594,288)	-	(1,605,913)	-
Receipt of common shares	-	5,761,500	-	5,761,500
Interest expense	(11,034)	(32,197)	(107,102)	(164,731)
Gain on derivative liability valuation	-	-	-	1,178,230
Total other income	(2,072,593)	3,227,507	(2,362,555)	4,381,895

Net (loss) income	$(2,493,455)	$3,112,940	$(3,257,151)	$3,790,645
Basic (loss) income per share	$(0.04)	$6.44	$(0.16)	$7.86
Diluted (loss) earnings per share	$(0.04)	$0.24	$(0.16)	$0.29

Basic weighted average shares outstanding	60,089,305	483,714	20,643,181	482,527
Diluted weighted average shares outstanding	60,089,305	12,990,932	20,643,181	12,989,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total

Balance December 31, 2020	476,504	$48	$371,341,120	$10,303	$(383,018,452)	$(11,666,981)
Issuance of common stock upon conversion of notes	5,402	1	56,479	-	-	56,480
Extinguishment of derivative liability upon conversion of debt	-	-	76,211	-	-	76,211
Effect of fractional shares upon reverse stock split	1,808	-	-	-	-	-
Net income	-	-	-	-	3,790,645	3,790,645

Balance September 30, 2021	483,714	$49	$371,473,810	$10,303	$(379,227,807)	$(7,743,645)

Balance December 31, 2021	483,714	$49	$371,473,810	$10,303	$(379,432,418)	$(7,948,256)
Issuance of common stock upon conversion of notes and obligations	64,028,803	6,403	6,196,516	-	-	6,202,919
Issuance of common stock upon exercise of warrants	17,586,680	1,758	696,566	-	-	698,324
Charge resulting from warrant modification	-	-	1,605,913	-	-	1,605,913
Issuance of common stock for services	99,500	10	95,963	-	-	95,973
Net loss	-	-	-	-	(3,257,151)	(3,257,151)

Balance September 30, 2022	82,198,697	$8,220	$380,068,768	$10,303	$(382,035,431)	$(2,602,278)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,257,151)	$3,790,645
Adjustments to reconcile net income to net cash flows (used in) operating activities:
Gain on issuance of license agreement	(3,165,151)	-
Loss (gain) on settlement of obligations	1,169,691	(711,896)
Loss on impairment on investment in common stock	2,645,000	3,105,000
Gain recognized upon receipt of common stock	-	(5,761,500)
Loss resulting from warrant modification	1,605,913	-
Change in value of derivative	-	(1,178,230)
Amortization of debt discount	-	34,789
Changes in operating assets and liabilities:
Deposits	(5,500)	200
Accounts payable	(75,895)	102,177
Accrued payroll	4,620	(20,244)
Net due to related parties	-	270,001
Accrued interest	116,929	129,943
Accrued liabilities	(35,321)	18,499

Net cash (used in) operating activities	(996,865)	(220,616)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from undocumented investor advances	6,369	240,000
Proceeds from notes payable	265,000	-
Proceeds from related parties	417,058	-
Net cash provided by financing activities	688,427	240,000

Net increase in cash and cash equivalents	(308,438)	19,384
Cash and cash equivalents at beginning of period	493,885	9,971
Cash and cash equivalents at end of period	$185,447	$29,355
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Conversion of debt and accrued interest to common stock	$6,901,242	$56,480
Stock issued for services	$95,973	$-
Reclassification to notes payable from accrued interest	$-	$243,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

(Unaudited)

1. Company Overview

Immune Therapeutics Inc. (the “Company” or “IMUN”) is a Florida corporation trading on the OTC-Pink. The Company is a drug development and commercialization company. We identify, evaluate, and seek to acquire technologies in the medical device and drug development sectors with the intent to further develop them and move them to commercialization.

Going Concern

As of September 30, 2022, the Company had $185,447 in cash and a stockholders’ deficit of $2,602,278. For the nine months ended September 30, 2022, the Company reported a net loss of $3,257,151 which included non-recurring charges and gains including: non-cash loss from the settlement of certain obligations upon the issuance of common shares, non-cash charge for the write-off the Company’s investment in common shares of Statera BioPharma, Inc., the revaluation of the fair market value of certain warrants, and a non-cash gain upon the assignment of obligations in connection with the issuance of a license with Forte Animal Health Inc.

For the nine months ended September 30, 2021, the Company reported net income of $3,790,645 which included several non-recurring gains and losses including: a gain recognized upon the receipt of common stock and a related charge recognizing a decline in the market value of these shares at quarter end and a gain on the assignment of debt upon the reversal of a derivative liability.

Since our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. During the nine months ended September 30, 2022, we issued a total of 81,615,483 shares of common stock in exchange for the cancellation, conversion or exercise of outstanding promissory notes and warrants. This issuance has resulted in substantial dilution to our shareholders. The sale of additional equity securities could result in additional dilution to our shareholders. Alternatively, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand or even continue our business operations and could harm our overall business prospects.

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

Working capital on September 30, 2022 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Cash, cash equivalents and accounts payable are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of the Company’s investment in the common stock of Statera BioPharma, Inc. (“STAB”) reflects an asset impairment charge taken in the second quarter of 2022 and is carried at zero in the consolidated balance sheet. The carrying value of notes payable approximate fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

Research and Development Costs

Research and development costs are charged to expense as incurred and are typically comprised of expenses associated with advancing the commercialization of our technologies. The Company did not incur any research and development costs during the nine months ended September 30, 2022.

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

At the date of adoption, and as of September 30, 2022 and 2021, the Company does not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2022, and 2021, the Company does not have any interest or penalties related to uncertain tax positions.

Stock-Based Compensation and Issuance of Common Stock for Non-Cash Consideration

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

On September 20, 2022, the Company issued 50,000 shares of its common stock to for advisory services. This advisor is a shareholder of the Company. The Company recorded stock compensation of $93,500 reflecting a market value of $1.87 per share on the date of the share issuance. During the second quarter of 2022, the Company settled a liability through the issuance of 49,500 shares of common stock at $0.05 per share for professional services of $2,463 provided in a prior year.

The Company did not issue any stock-based compensation awards during the nine months ended September 30, 2021.

Net Income per Share

For the nine-and three- month periods ended September 30, 2022, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

For the nine and three- month periods ended September 30, 2021, diluted income per share was calculated by dividing the net income by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method and the if-converted method. A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share for the periods ended in 202 are as follows:

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

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the nine months ended September 30, 2022.

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

The Company evaluated the carrying value of the STAB common shares during the second quarter of 2022 and determined that an impairment loss of $362,250 should be reflected in the Statement of Operations. The impairment loss reflects the Company’s assessment of a series of events reported by Statera BioPharma, Inc. to the Securities and Exchange Commission on and after March 25, 2022 including alleged events of default with respect to STAB’s outstanding indebtedness, resignations of members of STAB’s board of directors and notice by STAB to NASDAQ of its failure to comply with the Nasdaq Listing Rules. As a result of the foregoing, the Company recognized an impairment loss of $362,250 during the three-month period ended June 30, 2022.

4. Notes payable

During the nine-month period ended September 30, 2022 the Company reported the following activity in notes and accrued interest:

●	The Company assigned $1,775,275 in notes to Forte Animal Health, Inc. (“Forte”) upon the receipt of release and assignments signed by these note holders in connection with the issuance of an Amended License Agreement. In connection with the Amended License Agreement, Forte issued 2,235,000 of its outstanding stock to the Company, representing 15% of the issued and outstanding shares of Forte. (Note 7).
●	Certain note holders utilized $376,250 in principle as proceeds in the exercise of warrant for common shares at a conversion rate of $0.05 per share.
●	Certain note holders converted $1,209,206 in principle into common shares at a conversion price of $0.05 per share.
●	The Company issued $265,000 in new notes in satisfaction of certain vendor and employee obligations. The new notes have a conversion price of $0.05 per share.

Notes outstanding as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Promissory notes issued in 2014 and 2015 and matured in 2015. Lenders earned interest at 10% and had a penalty rate of 5%. These notes were in default at December 31, 2021 and were settled in 2022 in connection with the Company’s recapitalization in 2022.	-	$70,000
Promissory notes issued in 2016 and matured in 2017. Lenders earned interest at 2% with a penalty rate of 5%. These notes were in default at December 31, 2021 and were settled in 2022 in connection with the Company’s recapitalization in 2022.	-	606,500
Promissory note issued in 2016 and matured in 2016. Lenders earned interest at 2% with a penalty of 5%. This note was in default at December 31, 2021 and was settled in 2022 in connection with the Company’s recapitalization in 2022.	-	37,000
Promissory notes issued in 2017 and matured in 2018. Lenders earn interest at 2% with a penalty rate of 5%. Notes aggregating $552,300 were in default at December 31, 2021 and were settled in 2022 in connection with the Company’s recapitalization in 2022. The remaining note in the amount of $25,000 is convertible at $0.05 per share.	$25,000	577,300
Promissory note issued in 2018 and matured in 2019. Lender earned interest at 25%. This note was in default at December 31, 2021 and was settled in 2022 in connection with the Company’s recapitalization in 2022.	-	80,000
Promissory note issued in 2018 and matured in 2018. Lender earned interest at 2% with a penalty rate of 5%. This note was in default at December 31, 2021 and was settled in 2022 in connection with the Company’s recapitalization in 2022.	-	112,500
Promissory notes issued in 2018 and matured in 2019. Lenders earned interest at 2% with a penalty rate of 5%. These notes were in default at December 31, 2021 and were settled in 2022 in connection with the Company’s recapitalization in 2022.	-	497,830
Promissory note issued in 2019 and matured in 2020. Lender earns 6% interest. This note is in default.	231,481	231,478
Promissory note issued in 2019 and matured in 2019. Lender earned 6% interest. This note was in default at December 31, 2021 and was settled in 2022 in connection with the Company’s recapitalization in 2022.	-	10,000
Promissory note issued in 2019 for the settlement of debt in the same amount and matured in 2021. Lender earns interest at 15%. This note is in default and is the subject of lawsuit filed by the noteholder in January 2022.	150,000	150,000
Promissory note issued in 2021 resulted from a Note Purchase Agreement with the original noteholder. The new notes reflected all principal, interest and penalties associated with the original instrument. The notes had an interest rate of 5% and a penalty rate of 7%. The holder of $348,800 of these notes (Global Reverb Corp.) is an entity wholly owned by the Company’s former Chief Executive Officer that is also a former director of the Company. These notes were in default at December 31, 2021 and were settled in 2022 in connection with the Company’s recapitalization in 2022.	-	697,600
Promissory note issued in 2022 and matures in 2023. Lender earns interest at 6%. The note is convertible into common stock at $0.05 per share.	65,000	-
Promissory note issued in 2022 and matures in 2023. Lender earns interest at 6%. The note is convertible into common stock at $0.05 per share. The holder of the note is a current board member and the former Chief Executive Officer of the Company.	200,000	-

	$671,481	$3,070,208

At September 30, 2022, the Company had $375,000 in promissory notes payable to shareholders of record on that date.

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

Stock Warrants

Warrant holders exercised 17,225,000 common stock warrants during the nine-month period ended September 30, 2022. An additional 2,283,850 warrants were forfeited or cancelled during the nine-month period ended September 30, 2022. During the nine months ended September 30, 2021, no warrants were issued or exercised.

The following is a summary of outstanding common stock warrants as of September 30, 2022.

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Fourth Quarter 2022	9,811	$80 - 290	0.25
First Quarter 2023	4,000	$30 - 40	0.50
Second Quarter 2023	1,000	$200	0.75
Third Quarter 2023	501,500	$0.05-100	1.00
Third Quarter 2028	3,000	$70	6.00
Second Quarter 2032	28,995	$10 - 70	9.75
	548,306	$0.05 - 290

Following is a summary of stock warrant activity for the nine months ended September 30 2022:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2021	20,057,156	$2 - 290	$5.21
Issued	-	$-	$-
Expired and forfeited	(2,283,850)	$0.05 - 200	$126.76
Exercised	(17,225,000)	$0.05	$0.05
Warrants as of September 30, 2022	548,306	$.05 - 70	$8.39

On June 29, 2022, the Company’s board of directors approved a resolution to clarify the anti-dilution protection granted to certain note and warrant holders. In connection with this board action, the Company recognized a non-cash charge of $1,605,913 in the Statement of Operations for the nine-month period ended September 30, 2022. The fair value of the re-measured warrants was determined using the Black Scholes model and used the following assumptions:

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

6. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the periods ended September 30, 2022 and 2021 because the Company has significant net loss operating carryforwards available to offset the potential tax liabilities. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year but are not consistent from year to year.

For U.S. federal purposes the corporate statutory income tax rate was 21%, for 2022 and 2021 tax years. The Company has recognized no tax benefit for the losses generated for the periods through September 30, 2022.

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

In connection with the amended license agreement, Forte issued 2,235,000 of its outstanding stock to the Company, representing 15% of the issued and outstanding shares of Forte. The Company has not recognized a minority interest in the balance sheet as of September 30, 2022 as Forte is in the start-up phase of its business and has no earnings from operations to date.

8. Subsequent Events

Settlement Agreement and Release

On October 23, 2022 the Company entered into a Settlement Agreement and Release with a former board member that was a note holder as of September 30, 2022. The agreement provided for the utilization of $25,000, the outstanding principal on a promissory note, as proceeds in the exercise of 500,000 warrants of common shares at a conversion rate of $0.05 per share. The parties also agreed to fully discharge $63,338 of other accrued liabilities related to unpaid director fees in exchange for common shares at $1.00 per share. The company issued 563,338 common shares subsequent to September 30, 2022 and before the filing of this Form 10-Q.

Amendment to Promissory Note and Settlement of Litigation

On November 4, 2022, the Company and Ira Gaines agreed to a first amendment to a promissory note dated October 1, 2019 that included the following provisions:

●	The maturity date of the amended note will be extended to September 1, 2023.
●	The Company will make a $60,000 lump sum payment on accrued interest no later than January 13, 2023.
●	The $16,911 remainder of unpaid interest will be paid through the issuance of common stock at a conversion price of $0.50 per share, for a total of 33,822 common shares, to be issued within ten business days of this amendment.
●	The $150,000 principal on the outstanding note shall accrue interest at a rate of 15% from October 31, 2022 through the extended maturity date.
●	Interest accrued will be paid in common stock measured at the lower of $0.50 per share or the average stock price from the previous 30 days of issuance and will be paid quarterly during the period from January 31, 2023 through the maturity date.

Upon the Company’s issuance of the 33,822 interest shares, described above, Gaines will file a Notice of Dismissal dismissing the litigation without prejudice.

License signed with TaiwanJ Pharmaceuticals Co. Ltd.

On September 30, 2022, the Company entered into an Intellectual Property License Agreement (the “Agreement”) with TaiwanJ Pharmaceuticals Co. Ltd., a Taiwanese corporation (“TaiwanJ”), pursuant to which TaiwanJ granted the Company an exclusive, royalty-bearing license, including the right to grant sublicenses, to commercialize and sell TaiwanJ’s pharmaceutical products including naltrexone, or any other small molecule composition that either alone or in combination can be formulated and used in humans to show anti-fibrotic, immune-modulating, and/or anti-inflammatory effects for the treatments of various diseases, (the “Products”).

This obligation, and costs associated with this agreement, will be reflected in the Company’s financial statements upon the license transfer which requires the Company to provide the non-refundable cash payment of $500,000 as described below.

The Company also received a non-exclusive worldwide right to make, manufacture, and receive technical manufacturing assistance from TaiwanJ for the creation of the Products. The only territories excluded from the scope of the Agreement are any countries or territories in Asia, and any countries or territories barred or sanctioned by the United States government. We did not have any relationship with TaiwanJ prior to entering into the Agreement.

The term of this Agreement is to be perpetual, but termination of the Agreement may occur upon (i) the Company providing sixty (60) days prior written notice to TaiwanJ of termination, (ii) termination of the agreement for a material breach of the agreement, and failure to cure that breach within ninety (90) days after receiving notice of such breach, (iii) the dissolution of the Company, or (iv) upon bankruptcy of either party, upon receiving sixty (60) days’ notice by Registered Mail.

The Company may grant sublicenses under the Agreement. Upon the granting of any such sublicense, the Company will pay TaiwanJ royalties based on the stage of development of the Products. The Company will pay a royalty of 30% of the cash proceeds received from any sublicense if the sublicense occurs before completing a clinical trial, 10% if the sublicence occurs after completing any trial, and 5% if sublicense occurs after any new drug application (“NDA”) submission.

Pursuant to the terms of the license in the Agreement, the Company shall adhere to a plan of development and attain certain milestones. As part of the Development Plan, the Company shall (i) use commercially reasonable efforts and cause its sublicenses to use commercially reasonable efforts to develop licensed Products, (ii) begin commercial sales of the Products in a country no less than eight (8) months after the first registration of the Products in that same country, and (iii) following commercialization, the Company must keep the Products reasonably available to the public.

In consideration for the license, the Company will provide (i) a non-refundable cash payment of $500,000 within ninety (90) days of September 30, 2022, (ii) a non-refundable cash payment of $500,000 at the earliest of either the National Agency for Food and Drug Administration and Control (“NAFDAC”) approval for JKB-122 in Africa for any indication, or the enrollment of the first patient in a Food and Drug Administration (“FDA”) trail for Crohn’s Disease, (iii) 250,000 shares of common stock of the Company within sixty (60) days of September 30, 2022, (iv) an annual payment of $100,000 each anniversary of the date of the agreement until the Company gains regulatory approval in Africa, (v) milestone payments (described below), and (vi) royalties on net sales. The 250,000 shares of common stock represent approximately 0.32% of the currently outstanding common stock of the Company.

The Company will be required to pay one-time payments and issuances of equity for the achievement of each of four milestones in the commercialization and development of the Products. In addition to the milestone payments, if there is any year that the Company is not required to pay a Milestone Payment, the Company will pay a royalty percentage payment based on the total net sales due within sixty (60) days after the end of each calendar quarter (the “Royalty Payment”).

If the Company fails to make any of the above-described payments upon their designated due date, the payment amount will bear the lower of (i) 1.5% interest per month or (ii) the maximum rate allowed by law, to be compounded quarterly. The interest will accrue beginning on the first day after the payment is due.

TaiwanJ will maintain, protect, and defend all patent-related intellectual property and the Company will reimburse TaiwanJ for any expenses related to intellectual property patent payments that exclusively benefit the Company. If either the Company or TaiwanJ becomes aware of any possible or actual infringement of any patent rights, then each party will notify the other, and provide it with details of such an infringement.

Both the Company and TaiwanJ are limited in liability to the total amounts paid under this Agreement for any damages arising from negligence, strict liability, or any other equitable theory. Further, both the Company and TaiwanJ agree to indemnify and hold harmless each other, and their respective agents, for any claims or costs arising from this Agreement or any sublicenses for any cause of action relating to any product, process, service made, used, or sold pursuant to this Agreement.

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

GOING CONCERN

As of September 30, 2022, the Company had $185,447 in cash and a stockholders’ deficit of $2,602,278. For the nine months ended September 30, 2022, the Company reported a net loss of $3,257,151 which included non-recurring charges and gains including: non-cash loss from the settlement of certain obligations upon the issuance of common shares, non-cash charge for the write-off the Company’s investment in common shares of Statera BioPharma, Inc., the revaluation of the fair market value of certain warrants, and a non-cash gain upon the assignment of obligations in connection with the issuance of a license with Forte Animal Health Inc.

For the nine months ended September 30, 2021, the Company reported net income of $3,790,645 which included several non-recurring gains and losses including: a gain recognized upon the receipt of common stock and a related charge recognizing a decline in the market value of these shares at quarter end and a gain on the assignment of debt upon the reversal of a derivative liability.

Since our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. During the nine months ended September 30, 2022, we issued a total of 81,615,483 shares of common stock in exchange for the cancellation, conversion or exercise of outstanding promissory notes and warrants. This issuance has resulted in substantial dilution to our shareholders. The sale of additional equity securities could result in additional dilution to our shareholders. Alternatively, the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand or even continue our business operations and could harm our overall business prospects.

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

Based on our operating plan, working capital at September 30, 2022 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

RESULTS FROM OF THE THREE MONTHS ENDED SEPTEMBER 30, 2022

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

Revenues

We had no revenues from operations for the three months ended September 30, 2022 and 2021.

Operating Expenses

Selling, General and Administrative Expenses

For the three months ended September 30, 2022 and 2021, selling, general and administrative expenses were made up as follows:

	For the three months ended September 30
	2022	2021
Shareholder and investor relations	$13,734	$5,510
Professional fees and consulting costs	133,397	(6,432)
Consulting fees with related parties	93,500	-
Board fees	75,000	30,000
Occupancy	49,433	-
Salaries and benefits	46,504	82,127
Other expenses	9,294	3,362
Total	$420,862	$114,567
Increase (decrease) from prior year	$306,295	$(16,000)

The increase in selling, general and administrative expenses for the three months ended September 30, 2022 reflects the transition to an operating focus upon the Company’s completion of the recapitalization during the second and third quarters of the current year. The recapitalization was focused on the reduction of outstanding notes and obligations in exchange for equity issuances.

The selling, general and administrative expense for the three months ended September 30, 2022 reflect the following:

●	Professional advisors were engaged in the areas of legal, tax, accounting, and administrative support in connection with the Company’s financial reorganization efforts and licensing strategies.
●	During the third quarter, the Company increased its board to five members each earning $5,000 per month.
●	The Company initiated a month-month sublease of a temporary corporate office utilized by the Company’s CEO. This sublease was terminated in October 2022.
●	The Company issued 50,000 common shares, at $1.87 per share, to a shareholder in connection with advisory services provided during the third quarter.
●	Payroll expenses reflect salaries and statutory tax benefits in support of financial reporting.

Research and Development Expenses

The Company did not incur research and development related costs during the third quarters ended September 30, 2022 and 2021.

Non-operating Income (Expense)

The Company recognized several non-recurring non-operating transactions during the three-month period ended September 30, 2022 as described below.

●	The Company recognized a non-cash charge of $1,467,271 upon the receipt of signed releases of obligations from certain vendors, employees, and notes holders in connection with the corporate recapitalization designed to improve the financial condition of the Company and to position it for future growth.

●	During the third quarter, the Company entered into agreements to allow certain warrants holders of and promissory notes currently in default to exercise and convert these instruments at $0.05 per share. The Company recognized the fair market value of the warrants using the Black Scholes valuation model and recognized a charge of $594,288 in connection with this action.

Interest Expense

Interest expense for the three months ended September 30, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the three months ended September 30
	2022	2021
Interest expense	$11,034	$32,197
(Decrease) from prior year	$(21,163)	$(68,484)

The Company reduced interest expense through the reduction of outstanding principal on notes as of September 30, 2021 through:

●	The assignment of $1,775,275 of notes in the second quarter of 2022 to Forte.
●	The conversion of $1,209,206 of principal and interest on promissory notes during the second and third quarters of 2022. and
●	These principal reductions were offset by the issuance of $962,000 in new short-term notes during the second and third quarters of 2022.

RESULTS FROM THE NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED

TO NINE MONTHS ENDED SEPTEMBER 30, 2021

Revenues

We had no revenues from operations for the nine months ended September 30, 2022 and 2021.

Operating Expenses

Selling, General and Administrative Expenses

For the nine months ended September 30, 2022 and 2021, selling, general and administrative expenses were made up as follows:

	For the nine months ended September 30
	2022	2021
Shareholder and investor relations	$19,499	$15,354
Professional fees and consulting costs	207,047	102,499
Consulting fees with related parties	299,829	-
Board fees	125,000	90,000
Occupancy	51,704	-
Salaries and benefits	175,014	220,926
Other expenses	16,503	9,804
Total	$894,596	$438,583
Increase (decrease) from prior year	$456,013	$(77,000)

During the nine months ended September 30, 2022, the Company focused on business development activities and the negotiation and finalization of certain licensing transactions. The increase in selling, general and administrative expenses during the nine months ended September 30, 2022 reflects the transition to an operating focus upon the completion of the recapitalization of the Company during the second and third quarters of 2022.

The selling, general and administrative expenses for the three months ended September 30, 2022 reflect the following:

●	Professional advisors were engaged in the areas of legal, tax, accounting, and administrative support in connection with the Company’s financial reorganization efforts and licensing strategies.
●	The Company utilized the services of three related parties during the nine months ended September 30, 2022: Noreen Griffin was issued a $200,000 convertible note for services provided in connection with the recapitalization, 50,000 common shares, valued at $1.87 per share, were issued to a shareholder for advisory services and another shareholder was paid $6,000 for financial advisory services.
●	During the third quarter, the Company increased its board to five members each earning $5,000 per month.
●	The Company initiated a month-month sublease in May 2022 that is utilized by the Company’s CEO.
●	Payroll expenses reflect salaries and statutory tax benefits in support of financial reporting.

Research and Development Expenses

The Company did not incur any research and development related costs during the nine-month period ended September 30, 2022.

During the nine months ended September 30, 2021, the Company recorded $153,000 in fees to Penn State related to license maintenance fees, minimum royalties, and various patent evaluation and filing expenses. These liabilities were assigned to Cytocom in connection with the August 12, 2020 letter agreements. As Penn State had not consented to the assignment of these fees, the Company retained the liability until paid by Cytocom; at that time, the Company recognized a gain on the assignment of liabilities.

Non-operating Income (Expense)

The Company recognized several non-recurring non-operating transactions during the nine-month period ended September 30, 2022 as described below.

●	The Company recognized a non-cash gain of $3,165,151 upon the assumption of certain Company defaulted notes and other vendor and employee obligations by Forte. The assignments of these obligations were made as consideration for the July 8, 2021 Amended License Agreement with Forte.

●	The Company recognized a non-cash charge of $1,169,691 upon the receipt of signed releases of obligations from certain vendors, employees, and notes holders in connection with the corporate recapitalization which allowed for certain of these obligations to be converted into common stock at $0.05 per share.

●	During the nine-month period ended September 30, 2022, the Company recognized an asset impairment associated of $2,645,000 associated with the carrying value of the shares of common stock of STAB held by the Company.

●	On June 29, 2022, the Company entered into agreements to allow certain warrants holders of and promissory notes currently in default to exercise and convert these instruments at $0.05 per share. The Company recognized the fair market value of the warrants using the Black Scholes valuation model and recognized a charge of $1,605,913 in connection with this action.

Interest Expense

Interest expense for the nine months ended September 30, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the nine months ended September 30
	2022	2021
Interest expense	$107,102	$164,731
Decrease from prior year	$(57,629)	$(36,466)

The Company reduced interest expense through the reduction of outstanding principal on notes as of September 30, 2021 through:

●	The assignment of $1,775,275 of notes in the second quarter of 2022 to Forte.
●	The conversion of $1,209,206 of principal and interest on promissory notes during the second and third quarters of 2022. and
●	These principal reductions were offset by the issuance of $962,000 in new short-term notes during the second and third quarters of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. The Company does not anticipate generating sufficient cash flows from our operations to fund the next twelve months. We had cash on hand of $185,447 at September 30, 2022, compared to $493,888 at December 31, 2021.

Summary of Cash Flows

For the nine months ended September 30, 2022, the Company used $996,865 in cash to support operating activities. Included in the net loss for the nine months ended September 30, 2022, was a non-cash gain of: $3,165,151 recognized upon the assignment of notes and other obligations in connection with a license agreement, a non-cash loss of $515,553 recognized upon the settlement with owners of the obligations, a non-cash charge of $2,645,000 upon the recognition of an asset impairment of the STAB common shares held by the Company, and a $1,605,913 charge for the market value from the modification of certain warrant provisions.

The Company had $688,427 in net cash from financing activities for the nine-month period ended September 30, 2022 including $6,369 from investor advances, new convertible notes and related parties.

During the nine months ended September 30, 2021, the Company used $220,616 in cash to support operating activities. Included in net income for the nine months ended September 30, 2021, are certain non-cash non-operating transactions aggregating of $4,546,626 related to: the valuation of the Company’s investment in common stock of Stratera BioPharma and the write-off of certain liabilities including derivative liabilities in the amount of $1,178,230 which were written off upon the conversion of the underlying debt instrument.

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

OFF BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2022, and 2021, the Company did not engage in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Cash, cash equivalents and accounts payable are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of the Company’s investment in the common stock of Statera BioPharma, Inc. (“STAB”) reflects an asset impairment charge taken in the second quarter of 2022 and is carried at zero in the consolidated balance sheet. The carrying value of notes payable approximate fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 27, 2022, the Company was named as defendant in a lawsuit filed in the Superior Court of the State of Arizona for the County of Maricopa by Ira Gaines (“Mr. Gaines”). The lawsuit is based on claims for breach of contract alleging the failure by the Company to make required payments of principal and interest arising out of the secured promissory note dated October 1, 2019 made by the Company in favor of Mr. Gaines in the original principal amount of $150,000. The relief sought by the plaintiff includes payment by the Company of the full principal balance, accrued and unpaid interest, continuing interest through the date of entry of judgment, late fees, post-judgment interest, and attorneys’ fees. The Company has retained counsel to respond to the complaint. As of September 2022, the case is pending.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2022, the Company issued or sold the following securities:

●	The Company issued 4,120,000 shares of common stock upon the exercise of warrants at the exercise price of $0.05 per share.

●	The Company issued 57,674,804 shares of common stock to certain note holders, for shares of common stock at the warrants’ exercise price of $0.05 per share.

●	The Company issued 50,000 shares of common stock to a vendor for services provided at $1.87 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Refer to Note 4 to the Condensed Consolidated Financial Statements of Part I Item 1, which is incorporated by reference, for additional details. The notes payable on the Company’s Condensed Consolidated Balance Sheet above contains, at September 30, 2022, certain promissory notes on which the Company was in arrears on payment of principal as follows:

$25,000 promissory note issued in 2017. The note accrued interest at 2% and matured in 2018.
$231,478 promissory note issued in 2019. The note accrued interest at 6% and matured in 2020.
$150,000 promissory note issued in 2019. The note accrued interest at 15% and matured in 2021.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report:

Exhibit	Description

3.1	Articles of Incorporation and Amendments Thereto (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form 10 filed with the SEC on June 7, 2013).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Form 10 filed with the SEC on June 7, 2013).

10.1

Intellectual Property License Agreement, dated September 30, 2022, between Immune Therapeutics, Inc. and TaiwainJ Pharmaceuticals Co. Ltd. (incorporated by reference to Form 8-K filed on October 12, 2022).***

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

* Filed herewith

** Furnished herewith

*** Portions of this exhibit have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv) because the Company has determined that the information is not material and is the type that the Company treats as private or confidential.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: November 14, 2022	By:	/s/ Kelly Wilson
	Name:	Kelly Wilson
	Title:	Chief Executive Officer

Immune Therapeutics, Inc.

Date: November 14, 2022	By:	/s/ Glen Farmer
	Name:	Glen Farmer
	Title:	Chief Financial Officer

