Form 10-K
period 2022-12-31
Immune Therapeutics, Inc.
filed 2023-04-10
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-54933

IMMUNE THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3226705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2431 Aloma Ave., Suite 124, Winter Park, FL	32792
(Address of principal executive offices)	(Zip Code)

(888) 613-8802
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IMUN	OTC Markets

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates (based upon the closing price of such shares as reported on OTC Markets) was approximately $7.6 million. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2023, there were a total of 83,295,857 common shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Immune Therapeutics, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2022

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” “Company” and “our Company” are to Immune Therapeutics, Inc. d/b/a Biostax, a Florida corporation.

Special Note Regarding Forward-Looking Statements

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

Moreover, new risks regularly emerge, and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Annual Report are based on information available to us on the date of this Annual Report. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether because of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Annual Report.

PART I

ITEM 1. BUSINESS.

Overview

Biostax, utilizing the Biostax Development Engine, is a developer and marketer of pharmaceutical, biotechnology and MedTech products that have a well-defined path to market. Biostax has deep expertise and strong partnerships in the fields of autoimmunity and immune restoration and is able to deliver solutions for people living with autoimmunity, chronic inflammation, infection, and cancer. The Company is focused on driving the development and commercialization of proprietary mechanisms to prevent, intercept and improve these diseases at affordable cost. Current efforts are focused on emerging markets where health challenges are prevalent, treatment expenses often limit availability for patients, and regulatory approval has already been granted. The Company will also continue to pursue regulatory approval and commercialization initiatives in the U.S. and other international markets.

Business Model

Utilizing the Biostax Development Engine, Biostax intends to advance select and efficient small-scale biotechnology, pharmaceutical and MedTech programs through subsidiaries, investment vehicles and partnerships utilizing a biotech portfolio hub-and-spoke business model. Products will be deployed from these programs in targeted U.S. and international markets for initial commercialization.

Biostax is a therapeutic and health tech agnostic, constantly seeking assets with low acquisition costs and high growth opportunities having significant clinical and commercial potential. The Company targets small-scale early-stage entrepreneurs, inventors, and universities interested in forming new companies around their inventions. Biostax creates efficient hyper-focused entities designed specifically to advance the development of the drugs or technology while providing shared resources and synergies among partners. Flexible deal-structuring practices enables rapid engagement of time-sensitive opportunities and provides Biostax with multiple options to build the best corporate structure for the development and commercialization of each product.

The Company’s growth forecast for the next three years is based on growing several internal and partner programs comprised of:

●	An internal Biostax program for the treatment of AIH, NAFLD and NASH. Following the closing of a license agreement with the TaiwanJ, the Company will be provided the small-molecule JKB-122 that the Company plans to develop for the purposes of treating Autoimmune Hepatitis (AIH), Nonalcoholic fatty liver disease (NAFLD) and nonalcoholic steatohepatitis (NASH) (SEE THE LICENSE TRANSACTION)

●

TNIB International(TNIB, TNI): TNI expects to utilize well-established manufacturing, sales, and distribution partners in Africa through its wholly owned subsidiary TNIB International (TNI) to attempt to generate revenues from the sale of Lodonal™ which was approved by NAFDAC

(https://www.globenewswire.com/news-release/2017/05/22/994647/0/en/Immune-Therapeutics-Announces-NAFDAC-Approval-of-Lodonal-for-the-Treatment-of-HIV-in-Nigeria.html)

●	BiostaxRx: The Company’s wholly owned subsidiary focused on the treatment of inflammaging and the building a proprietary inflamaging platform in the U.S. that will sell proprietary products and be powered by an exclusive telehealth platform

●	A Non-binding letter of intent (NBLOI) with a possible license or co-development with for a late stage Hyperphosphatemia product

The primary products that are anticipated to be sold via TNI and BiostaxRx by our Company would include:

●	Londonal™ – Received Nigeria’s NAFDAC (National Agency for Food and Drug Administration and Control) approval to market and distribute Lodonal™ as a treatment for HIV/AIDS in Nigeria. Lodonal™ is a once-a-day immune system regulator for the management of human immunodeficiency virus and acquired immune deficiency syndrome (HIV/AIDS). We believe that this product is the only product with regulatory approval for low dose naltrexone therapy to be used for treatment of HIV,

●	JKB-122 – a therapy developed for the purposes of treating Autoimmune Hepatitis (AIH), Nonalcoholic fatty liver disease (NAFLD) and nonalcoholic steatohepatitis (NASH) that shows anti-fibrotic, immune modulating, and/or anti-inflammatory effects when used for the treatment of various diseases. The Company will also be pursuing low-cost, open-label trials in the United States while simultaneously pursuing regulatory approval in emerging markets

●	Low Dose Naltrexone (LDN) – a compound formula that is purported to provide immune-modulating benefits that include cancer, pain, autoimmune, and anti-aging.

In addition to the above products, our Company plans to sell supplements to consumers that further support treatment. The focus will be to sell supplements that complement the Company’s existing therapies that help HIV, chronic kidney disease, and chronic liver disease. The Company believes that locally sourced supplements are both affordable, further enhance quality of life to existing patients, and represent additional market opportunities.

The Company also will continue to seek assets with low acquisition costs and high growth opportunities that have significant clinical and commercial potential. The Company targets small-scale, early-stage entrepreneurs, inventors, and universities that are interested in forming new companies around their inventions. This allows the Company to create efficient, hyper-focused entities that are designed specifically to advance the development of any acquired drugs or technology, while also providing its collaborators with shared resources. The Company’s flexible deal-structuring practices enable us to have a rapid engagement into time-sensitive opportunities and provides it with multiple options to build the best corporate structure for the development and commercialization of each of our anticipated products.

Corporate History

Immune Therapeutics, Inc. (“the Company”, “Immune”) was initially incorporated in Florida on December 2, 1993, as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs. Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”). On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all the outstanding shares of TNI BioTech IP, Inc. On September 4, 2014, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc. We filed our name change amendment with the Secretary of State of Florida on October 27, 2014, changing our name to Immune Therapeutics, Inc. On February 28, 2023, we received a written consent from a majority of our outstanding shareholders to change the name of our Company to “Biostax Corp.” We plan to file our name change amendment with the Secretary of State of Florida at least twenty calendar days after the filing of a definitive information statement on Schedule 14C, mailing of the information statement to shareholders on record as of the date of the filing of the definitive information statement, and after the Financial Industry Regulatory Authority, Inc. processes our name change.

In December 2013, the Company formed a subsidiary, Cytocom Inc. (“Cytocom”), to focus on conducting LDN and MENK clinical trials in the United States. The Company also transferred certain rights to Cytocom, including rights, titles, and interests in or relating to intellectual property, which are further described in the section of “Intellectual Property – Licensing”. On June 4, 2018, our Company and Cytocom entered into a stock purchase agreement (the “Stock Agreement”), pursuant to which the Company canceled approximately $4,000,000 of debt it owed to Cytocom in exchange for ten percent (10%) of the issued and outstanding common stock of Cytocom, as calculated on a fully diluted basis. On April 8, 2019, pursuant to a licensing amendment, which is further described under our “Intellectual Property – Licensing” we owned 15.57% of the outstanding common shares of Cytocom.

In the third quarter of 2021, Cytocom announced the completion of its merger with Cleveland BioLabs, Inc. (“CBLI”) which resulted in the Company’s receipt of 1,150,000 common shares of CBLI, reflecting the Company’s retained minority interest in Cytocom. The merger was completed in July 2021. Subsequent to the merger, CBLI adopted a new corporate name, Statera BioPharma, Inc., with the ticker symbol “STAB,” effective on September 1, 2021. Cytocom emerged as a publicly traded entity following the merger with CBLI.

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

Our Market Opportunity

Biostax will market and sell products it may successfully license or develop through TNIB International in the emerging territories it serves, and in the U.S. through a subsidiary or other commercial actions to be determined.

TNI

Nigeria, the most populous country in Africa, is home to one of the largest HIV epidemics in the world and has one of the highest rates of new infections in sub-Saharan Africa. The total number of people living with HIV in this region is estimated at between 2-3.5 million.

There is a significant unmet need for NAFLD data from Africa, with some sources citing 13% https://www.cambridge.org/core/journals/global-health-epidemiology-and-genomics/article/nonalcoholic-fatty-liver-disease-in-africa-a-hidden-danger/F545E87E177B63464CC003F181E41C8D ) and the reported prevalence for NAFLD in Africa in the general population is likely to be an underestimate. Globally, people suffering from NASH and/or NAFLD ranges from approximately 25% for NAFLD (https://www.thelancet.com/journals/langas/article/PIIS2468-1253(22)00165-0/fulltext) and 1.5-6.45% for NASH. JKB-122 provide effective and highly affordable treatment compared to currently available alternatives. In addition to Nigeria, the Company also has relationships and opportunities in Equatorial Guinea, Malawi and South Africa which will be further developed over the next few years.

To support TNI efforts, Biostax plans to leverage existing relationships in emerging territories to market and sell its products, rapidly onboarding patients. Multiple manufacturing, distribution and contract sales organizations located in Africa will focus on expanding the customer base and achieving steady growth. Internal sales efforts may be supported and driven by existing relationships within a few industries operating in Africa.

BiostaxRx

BiostaxRx will be a wholly owned subsidiary and plans to utilize a telehealth system focused on inflammaging. The internal business development team plans to initially target large providers with which the Company has existing relationships. Biostax will support the platform with exclusive compounders to meet demand and has engaged with a former compounding facility operator who will provide development, leadership, guidance and oversight.

Research and Development

The Company targets small-scale early-stage entrepreneurs, inventors and universities interested in forming new companies around their inventions and R&D is focused around those early-stage ideas or licensable later-stage assets with a small group of founders at their core. Biostax empowers these small efficient biotechs that are ultimately responsible for research and development. We plan to pair our assets, subsidiaries and vehicles with executives, vendors and key opinion leaders (KOLs) having decades of experience, to create an infrastructure where capital goes significantly further, provide solutions to quickly change strategy and enable our partners navigate their way to a mutual success.

Competition

The industry for the treatment of humans is highly competitive and subject to rapid and significant technological changes. We believe that our technology rights provide our sublicensees with competitive advantages. Our sub-licensees will face potential competition from many different sources, including large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions.

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

Competitive Strengths

●	By being therapeutic and health technology agnostic, Biostax strives to build a Company with comprehensive diversification potentially lowering the overall risk profile of the Company.

●	Where Biostax will be diversified across its subsidiaries, the subsidiaries will remain specialized allowing for greater expertise per subsidiary. The hyper focus and efficiency of these subsidiaries enables improved scale, increases the ability to attract key specialized talent, and preserves the original inventor’s entrepreneurial culture.

●	Biostax provides operational efficiency to subsidiaries from shared resources and Synergies Among Partners (SAP). Support to subsidiaries can include governance, manufacturing, financing, business development, and legal support - functions often lacking in small-scale subsidiaries.

●	The Biostax business model allows for flexible deal making and fundraising as subsidiaries are not bound to the fundraising strategy of the parent Company. A subsidiary could be private or public and benefit from diverse investment methods, along with debt financing. Biostax intends to maintain a mix of public and private subsidiaries.

●	For investors, the Biostax model provides flexibility. Investors can invest directly in the parent Company, which allocate investments across its portfolio. They may also choose to invest directly in a subsidiary Company that they believe may produce the highest returns.

●	The Biostax model provides for risk mitigation through a diverse subsidiary structure which potentially insulates the parent from potential failures with risk mostly consolidated in the subsidiary.

Due to Biostax portfolio operational efficiencies, the Company can support more assets across subsidiaries than a traditional biotech model and potentially provide more “shots on goal” to mitigate the impact of any single failure.

Intellectual Property

We believe we have a strong IP position that is continuously growing based on our out-license agreements with Forte Animal Health, Inc. and in-license agreement with TaiwanJ. Through our license with TawainJ, our patent portfolio includes licensed and assigned patents covering treatments for organ damage (liver, kidney and lung, rheumatoid arthritis, Crohn’s Disease, ulcerative colitis, and multiple sclerosis In addition, our portfolio includes patent families covering treatments to trigger a continuous immune response, treatments of inflammatory and ulcerative disease of the bowel with opioid antagonists, and for combinational therapies for the treatment of neoplasias using the opioid growth factor receptor.

Our success depends in part on our ability to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to conduct surveillance of third-party patents and patent application publications periodically while developing and maintaining protection of our proprietary position by, among other methods, filing or in-licensing US and foreign patents and applications related to our technology, inventions, and improvements that are important to the development and implementation of our business.

We also rely on trademarks, trade secrets, know-how, continuing technological innovation, confidentiality agreements, and invention assignment agreements to develop and maintain our proprietary position. The confidentiality agreements are designed to protect our proprietary information and the invention assignment agreements are designed to grant us ownership of technologies that are developed for us by our employees, consultants, or other third parties. We seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in our agreements and security measures, either may be breached, and we may not have adequate remedies. In addition, our trade secrets may otherwise become known or independently discovered by competitors.

Besides the specific patents mentioned below under the section “Patents” immediately below, we cannot be sure that patents will be granted with respect to any of our pending patent applications pending now or filed by us in the future, nor can we be absolutely certain to what degree, if any, our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of using and manufacturing the same.

Patents

Our Company has been granted, assigned, or licensed 28 patents from the United States, Germany, Russia, India, Ireland, the People’s Republic of China, and the United Kingdom. These patents have been substantially licensed from Statera Biopharma, (previously Cytocom, Inc.) and TaiwanJ, in license agreements as described below.

On September 30th 2022, the Company entered into a licensee agreement with TaiwanJ Pharmaceuticals a Taiwan corporation having a principal place of business 3F-4, No6-1 Sec2 ShenYi Rd, Chubei, Hsinchu, Taiwan (herein referred to as “TPEX” or “Licensor” for the product JKB-122.

A.	Patent applications in relation to the composition of matter.

Country	Application No.	Title
USA	16/966,645	Pharmaceutical formulation for a solid dosage form of opioid receptor antagonists

B.	Patents and patent applications in relation to the primary indication of use.

Multiple Indications
Country	Application No.	Patent No.	Patent Term	Utility Claim
Taiwan	092132155	I275591	2003/11/17 ~ 2023/11/16	Organ Damage (Liver, Kidney, Lung Damage)
Taiwan	095146643	I430992	2003/11/17 ~ 2023/11/16	Rheumatoid arthritis, Organ damage (Liver or kidney damages), Crohn’s Disease, Ulcerative colitis, Multiple sclerosis
Hong Kong	14104476.9	HK1192711 (License out) 官網資訊專利所有人為 TAIWANJ PHARMACEUTICALS CO., LTD (2022/4/20 瀏覽)	2003/05/16 ~ 2023/05/16	Organ Damage (Liver, Kidney, Lung Damages), Liver damage caused by alcohol abuse, hepatitis, cirrhosis, bacterial infection or environment toxins
India	3435/DELP/2004	IN240229 (License out) 官網沒有從TAIWANJ 讓渡出 去的文件(2022/4/20 瀏覽)	2003/05/16 ~ 2023/05/16	Organ Damage (Liver, Kidney, Lung Damages), Liver damage caused by alcohol abuse, hepatitis, cirrhosis, bacterial infection or environment toxins
Japan	20040505341	JP5438250 (License out) 官網資訊權利者為タイワ ンジェファーマシュティカ ルズ カンパニー リミテ ッド(2022/4/20 瀏 覽)	2003/05/16 ~ 2023/05/16	Liver and kidney damages associated with overproduction of TNF-α
Singapore	2004063871	SG108388 (License out) 官網資訊專利所有人為 TAIWANJ PHARMACEUTICALS CO., LTD (2022/4/20 瀏覽)	2003/05/16 ~ 2023/05/16	Organ Damage (Liver, Kidney, Lung Damages), Liver damage caused by alcohol abuse, hepatitis, cirrhosis, bacterial infection or environment toxins
USA	10/936,431	US 7,923,454	2004/09/08 ~ 2025/01/27	Organ Damage (Liver, Kidney, Lung Damages), Rheumatoid arthritis, Crohn’s Disease, Multiple sclerosis
USA	12/400,344	US 8,017,622	2009/03/09 ~ 2023/05/16	Crohn’s Disease, Liver Damage
USA	13/228,527	US 9,776,971	2011/09/09 ~ 2023/05/16	Organ Damage (Liver, Kidney Damages), Crohn’s Disease, Pulmonary fibrosis

AIH (Autoimmune Hepatitis)
Country	Application No.	Patent No. & Current Status	Patent Term	Utility Claim
Taiwan	105109186	TWI612961	2016/03/24 ~ 2036/03/24	Nalmefene, naltrexone or derivatives thereof for use in treating AILD
USA	15/078,342	US 9,757,372	2016/03/23 ~ 2036/03/23	Nalmefene, naltrexone or derivatives thereof for use in treating AILD
Australia	20160235093	AU2016235093	2016/03/24 ~ 2036/03/24	Nalmefene, naltrexone or derivatives thereof for use in treating AILD
Canada	2983121	CA2983121	2016/03/24 ~ 2036/03/24	Nalmefene, naltrexone or derivatives thereof for use in treating AILD
EPO	EP16769679.8	EP3273958 (DE, FR, GB)	2016/03/24 ~ 2036/03/24	Nalmefene, naltrexone or derivatives thereof for use in treating AILD

Korea	1020177030832	KR10-2064334 (Licensed out) 官網資訊權利所有人為 타이완제이 파마슈티컬스 컴퍼니 리미티드(2022/4/20 瀏 覽)	2016/03/24 ~ 2036/03/24	Nalmefene, naltrexone or derivatives thereof for use in treating AILD

Russia	2017137008	RU2707560	2016/03/24 ~ 2036/03/24	Nalmefene, naltrexone or derivatives thereof for use in treating AILD

NASH (Non-Alcoholic Steatohepatitis), NAFLD (Non-Alcoholic Fatty Liver Disease), ASH (Alcoholic Steatohepatitis)
Country	Application No.	Patent No. & Current Status	Patent Term	Utility Claim
USA	15/492,198	US 10,045,977	2017/04/20 ~ 2037/04/20	Nalmefene, naltrexone or derivatives thereof for use in treating NASH, NAFLD or ASH
Taiwan	106130679	Undergoing Examination	—	Nalmefene, naltrexone or derivatives thereof for use in treating NASH, NAFLD or ASH
Australia	2017253228	2017253228	2017/04/20 ~ 2037/04/20	Nalmefene, naltrexone or derivatives thereof for use in treating NASH, NAFLD or ASH
Canada	3021788	3,021,788	2017/04/20 ~ 2037/04/20	Nalmefene, naltrexone or derivatives thereof for use in treating NASH, NAFLD or ASH
China	201780024846.0	Undergoing Examination (Licensed out) 官網沒有申請權轉 移 資 訊 (2022/4/20 瀏覽)	—	Nalmefene, naltrexone or derivatives thereof for use in treating NASH, NAFLD or ASH

Russia	2018136387	RU2717677	2017/04/20 ~ 2037/04/20	Nalmefene, naltrexone or derivatives thereof for use in treating NASH, NAFLD or ASH

License with Cytocom Inc. (which is now Statera Biopharma Inc.)

In December 2013, the Company formed Cytocom as a subsidiary of the Company, and transferred rights, titles and interests to the Company as follows:

(i)	Patents, patent applications, and all divisional, continuations and continuations-in-part thereof, together with all reissues, reexaminations, renewals, and extensions thereof and all rights to obtain such divisional, continuations and continuations-in-part, reissues, reexaminations, renewals and extensions, and all utility models and statutory invention registrations and any other such analogous rights.

(ii)	Trademarks, service marks, Internet domain names, trade dress, trade styles, logos, trade names, services names, brand names, corporate names, assumed business names and general intangibles and other source identifiers of a like nature, together with the goodwill associated with any of the foregoing, and all registrations and applications for registrations thereof, together with all renewals and extensions thereof and all rights to obtain such renewals and extensions.

(iii)	Copyrights, mask work rights, database and design rights, moral rights and rights in Internet websites, whether registered or unregistered and whether published or unpublished, all registrations and recordings thereof and all applications in connection therewith, together with all renewals, continuations, reversions and extensions thereof and all rights to obtain such renewals, continuations, reversions and extensions.

(iv)	Confidential and proprietary information, including, trade secrets and know-how.

On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Cytocom Inc. The Restated Agreement restates the licensing arrangement between the Company and Cytocom and grants the Company distribution and marketing rights for Lodonal™ and meta enkephalin (MENK) for humans in certain Emerging Markets. In addition, the Company was granted the rights to distribute and market Lodonal™ and MENK for animal use in the United States. The royalty due to Cytocom was reduced from 5% to 1% of sales in the Restated Agreement, and the Company no longer would have any ongoing obligations to pay for costs in connection with the assets of Cytocom. While the Company formalized the agreement in May 1 2018, Penn State University, a licensor that was part of the group of intellectual property that was to be moved, did not consent the move of their license or payables to Cytocom at the time of the Restated Agreement.

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

On May 13, 2020, the Company and Cytocom entered into an Amendment to the Second Amendment (“Third Amendment”) that was effective December 31, 2018. The sublicense provides Cytocom with the Company’s previously licensed rights for LDN and MENK in Emerging Markets. The original terms for consideration for the sublicense were not finalized until August 12, 2020, at which time Cytocom and the Company signed a letter agreement in which Cytocom agreed to assume a combination of defaulted notes plus certain other liabilities. Such terms were amended, and the Company agreed to transfer all the rights, title, and interests to Cytocom in technology licensed from Penn State Research Foundation (“PSU”) in exchange for Cytocom assuming all past due and future obligations under the PSU license. While the Company formalized the agreement to assign all outstanding liabilities due to PSU, a vendor of the Company, PSU did not consent to the assignment of the payables to Cytocom. As of December 31, 2021, the Company had no outstanding accounts payable balances due to PSU.

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

Consideration for License to Cytocom as of December 31, 2022

Consideration / Assumption of:
Notes and associated accrued interest in default	$3,302,209
Accounts payable and accruals	230,000
Past Due Employee Obligations	1,110,567
Total anticipated Consideration	$4,642,776
Recognized through December 31, 2020	(3,302,209)
To Be Recognized upon Execution	$1,340,567

As of December 31, 2022, the Notes transaction has not been fully executed. The Notes in default have been assigned and the transfer signed off by the creditors, but Cytocom still has not completed the assumption of the agreed upon obligations. Until the transaction is completed, Cytocom (now, Statera Biopharma, Inc.) does not have a clear title and interest to our Company’s technology.

In March 2023, the Company and Cytocom negotiated an amendment to the licensing agreement (“Third License Amendment”) which has been submitted to the board of directors of Cytocom for approval. The Third License Amendment:

●	Restates the licensing arrangement between the Company and Cytocom and grants the Company manufacturing, distribution and marketing rights for LDN and MENK in humans for all indications except Crohn’s Disease (worldwide), and in animals (US only).
●	Grants the Company the right grant sublicenses to third parties for the manufacturing, distribution and marketing of these products.
●	Updates the royalty rates as follows:

Annual Sales of Royalty Qualifying Licensed Products	Royalty Rate
<$500,000,000	2%
500,000,000 to < $1,000,000,000	4%
> $1,000,000,000)	6%

The Company anticipates the Third License Amendment to be approved by the boards of directors of both Cytocom and Biostax in April 2023.

License with Forte Animal Health, Inc.

On July 8, 2021, the Company signed a license agreement (the “License Agreement”) with Forte Animal Health Inc., a Delaware corporation (“Forte”) dated February 27, 2020. Forte is a related party to the Company as predominantly all shareholders of Forte are also shareholders of the Company.

Under the License Agreement, the Company granted Forte an exclusive license to all of its patents, pending patent applications, formulations, proprietary processes and methods, know-how and other intellectual property rights owned, licensed or controlled by the Company in the field of animal health.. Milestone payments and royalties are defined in the agreement, with milestone payments being based successful receiving MUMS designations from the FDA and successfully filing conditional approvals with the FDA and the royalties based on our Company’s sales of the products during the license period.

The initial license fee included the assignment of certain Company defaulted notes and other vendor and employee obligations. During the second quarter of 2022, these debtors associated with the assigned obligations completed the assignment of $3,165,150 in obligations to Forte. The Company recognized a non-cash gain upon the assignment of these obligations.

In connection with the license agreement, Forte issued 2,235,000 of its outstanding stock to the Company, representing 15% of the issued and outstanding shares of Forte. The Company has not recognized a minority interest in the balance sheet as of December 31, 2022, as Forte is in the start-up phase of its business and has no earnings from operations to date.

Forte has agreed to make payments to the Company in connection with this agreement as follows:

●	Initial License Fee – payable upon the assignment of certain Company notes payable;

●	Development Milestone Payments – payable upon the occurrence of the identified events, and payable as a one-time, non-creditable, non-refundable payments of $100,000. Payments will be earned by our Company upon: (1) a successful MUMS designation and (2) upon successful conditional approval. Minor Use and Minor Species (MUMS) Designation is a status similar to “orphan drug” status for human drugs. It makes the sponsor eligible for incentives to support the approval or conditional approval of the designated use. However, designation does not allow the drug to be marketed, sold, promoted or advertised until they are approved or conditionally approved by the FDA

●	Commercial Milestone Payments – payable upon reaching the mutually agreed aggregate net sales. Forte will pay our Company a one-time, non-creditable, non-refundable milestone payment, which are to be negotiated and addressed in a separate Amendment at a later point in time.

●	Royalties during the royalty term (generally 15 years from the first sale of a product in a country), royalties on annual net sales as follows:

Annual Sales of Royalty Qualifying Licensed Products	Royalty Rate
<$500,000,000	2%
500,000,000 to < $1,000,000,000	4%
> $1,000,000,000)	6%

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

On January 19, 2023, the Company’s board of directors voted to issue an additional 250,000 shares of common stock to TaiwanJ. These shares were issued as a result of the Company’s delay in paying the required $500,000 up front license agreement fee.

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

Our Strategy

Our Company is focused on driving the development and commercialization of proprietary mechanisms to prevent, intercept, and improve such diseases at affordable costs. Our current efforts are focused on emerging markets where health challenges are prevalent, treatment expenses often limit availability for patients, and regulatory approval has previously been granted. We intend to advance select and efficient small-scale biotechnology, pharmaceutical, and Med Tech programs through subsidiaries, investment vehicles, and partnerships by using a biotechnology portfolio hub-and-spoke business model. Such products are anticipated to be deployed from these programs in targeted United States and international markets for initial commercialization.

Employees

As of December 31, 2022, our Company had 0 full-time employees (excluding our operating subsidiaries described above). None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Regulation

Our business is subject to significant and diverse regulations governing, among other things, research, operations and product approval. Regulatory compliance is critical to our ability to operate, our management of potential liabilities, and ultimately, our ability to sell our products. We also rely on our partners’ compliance with laws and regulations applicable to the products they produce. We do not independently monitor whether our collaborators comply with applicable laws and regulations. Please see the risk factor entitled “We do not currently manufacture Low Dose Naltrexone (LDN) and therefore must rely on third-party manufacturing to supply the drug for clinical trials.”

The areas of our business that these and other authorities regulate include, among others:

●	product claims and advertising;

●	product labels;

●	product ingredients; and

●	how we manufacture, package, distribute, import, export, sell and store our products.

In addition, our products sold in foreign countries are also subject to regulation under various national, local and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and over-the-counter drugs.

We are also subject to a variety of other regulations in the United States, including those relating to taxes, employment, import and export, and intellectual property.

Food and Drug Administration

In the United States, pharmaceuticals and biological products must receive approval from the FDA before being marketed. The FDA approves drug products other than biological products through its authority under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The FDA licenses biological products, or biologics, through its authority under the Public Health Service Act, or PHSA, and implementing regulations. The development processes for obtaining FDA approval for a non-biological drug product under the FDCA and for biologic licensure under the PHSA are generally similar but have product-related differences reflected in regulations and in FDA guidance documents.

The process required by the FDA before a pharmaceutical product candidate may be marketed generally involves the following:

●	Completion of preclinical laboratory tests and in vivo studies in accordance with applicable regulatory requirements, which may include the FDA’s current Good Laboratory Practice regulations and the Animal Welfare Act;

●	Submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials commence;

●	Performance of adequate and well-controlled human clinical trials according to the FDA’s Good Clinical Practices, or GCP, regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed product candidate for each intended use;

●	Preparation and submission to the FDA of an application for marketing approval that includes substantial evidence of safety, purity and potency for a biologic, or of safety and efficacy for a non-biologic drug, including from results of nonclinical testing and clinical trials;

●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product candidate is produced to assess compliance with cGMP and that the methods and controls are adequate to assure the product candidate’s identity, safety, strength, quality, potency and purity;

●	Potential FDA inspection of the nonclinical and clinical trial sites that generated the data in support of the application; and

●	FDA review and approval of the application

Preclinical testing

Prior to testing any product candidate in humans in the United States, a company must develop preclinical data, which generally includes laboratory evaluation of the product candidate’s chemistry and formulation, as well as toxicological and pharmacological studies in animal species to assess safety and quality. Certain types of animal studies must be conducted in compliance with the FDA’s Good Laboratory Practice regulations and the Animal Welfare Act, which is enforced by the Department of Agriculture.

IND application

Prior to commencing clinical trials in the United States to evaluate a product candidate’s safety and efficacy, a person or entity must submit to the FDA, an IND application, which contains preclinical testing results and other data and information that allow the FDA to evaluate whether there is an adequate basis for testing the drug in humans. If the FDA does not object to the IND application within 30 days of submission, the clinical testing proposed in the IND may begin. Even after the IND has gone into effect and clinical testing has begun, the FDA may put clinical trials on “clinical hold,” suspending or, in some cases, ending them because of safety concerns or for other reasons.

Human clinical trials under an IND

Clinical trials involve administering the product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations, such as GCP requirements. Each clinical trial must also be conducted under a protocol that details, among other things, the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. The protocol is submitted to the FDA as part of the IND and reviewed by the agency. Further, each clinical trial must be reviewed and approved by an Institutional Review Board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers, among other things, whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The sponsor of a clinical trial, the investigators, and IRBs each must comply with requirements and restrictions that govern, among other things, obtaining informed consent from each study subject, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting adverse events.

The sponsor of a clinical trial or the sponsor’s designated responsible party may be required to register certain information about the trial and disclose certain results on government or independent registry websites, such as clinicaltrials.gov.

Human clinical trials typically are conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The product candidate is introduced into a small number of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain early understanding of its effectiveness. For some product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the targeted disease.

●	Phase 2. The product candidate is administered and evaluated in a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminary efficacy evidence for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

●	Phase 3. The product candidate is administered to an expanded patient population with the target disease or disorder, often at geographically dispersed clinical trial sites, in adequate and well-controlled clinical trials to generate sufficient data to evaluate the safety and efficacy of the non-biologic drug, or the safety, purity, and potency of the biologic. These clinical trials are intended to establish the overall risk/benefit profile of the product candidate and provide an adequate basis for product labeling.

●	Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted, or may be required to be conducted, after initial approval to further assess the risk/benefit profile of the product and to gain additional experience from treatment of patients in the intended indication, including for long-term safety follow-up.

United States review and approval processes

The results of the preclinical tests and clinical trials, together with detailed information relating to the product’s CMC and proposed labeling, among other things, are submitted to the FDA as part of an application requesting approval to market the product for one or more uses, or indications. When an application is submitted, the FDA makes an initial determination as to whether the application is sufficiently complete to be accepted for review. If the application is not, the FDA may refuse to accept the application for filing and request additional information. A refusal to file, which requires resubmission of the application with the requested additional information, delays review of the application. For gene therapies, selecting patients with applicable genetic defects is often a necessary condition to effective treatment and may require diagnostic devices that the FDA has cleared or approved prior to or contemporaneously with approval of the gene therapy.

Under the Pediatric Research Equity Act, or PREA, certain marketing applications generally must contain data to assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any product candidate for an indication for which orphan designation has been granted.

On the basis of the marketing application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. If those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the application, the FDA may issue an approval letter.

If a product candidate receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a Risk Evaluation and Mitigation Strategy, or REMS, or otherwise limit the scope of any approval. In addition, the FDA may require postmarketing clinical trials designed to further assess the risk/benefit profile of the product and to gain additional experience from treatment of patients in the intended indication, including for long-term safety follow-up.

Compliance with cGMP requirements

Drug and biologics manufacturers must comply with applicable cGMP regulations. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing of drugs. Establishments may be subject to periodic, unannounced inspections by the FDA and other government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved product application and may extend to requiring withdrawal of the product from the market.

Orphan Drug Designation in the United States

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs and biological products intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a marketing application or supplement seeking approval for the orphan indication. After the FDA grants orphan drug designation, the common identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA.

Orphan drug designation does not—by itself—convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has an orphan drug designation subsequently receives the first FDA approval for that drug or biologic for the indication for which it has been designated, the product is entitled to an orphan exclusivity period in which the FDA may not approve any other applications to market the same drug or biologic for the same indication for seven years.

Exceptions to the seven-year exclusivity period may apply in limited circumstances, such as where the sponsor of a different version of the product is able to demonstrate that its product is clinically superior to the approved orphan drug product. This exclusivity does not prevent a competitor from obtaining approval to market a different product that treats the same disease or condition, or the same product to treat a different disease or condition. The FDA can revoke a product’s orphan drug exclusivity under certain circumstances, including when the holder of the approved orphan drug application is unable to assure the availability of sufficient quantities of the drug to meet patient needs. Orphan exclusivity operates independently from other regulatory exclusivities and other protections against generic or biosimilar competition.

A sponsor of a product application that has received an orphan drug designation is also granted tax incentives for clinical research undertaken to support the application. In addition, the FDA may coordinate with the sponsor on research study design for an orphan drug and may exercise its discretion to grant marketing approval on the basis of more limited product safety and efficacy data than would ordinarily be required, based on the limited size of the applicable patient population. Orphan drug designation does not, however, change the legal standard required for a product candidate to obtain FDA approval.

Fast Track Designation

The FDA has a number of expedited review programs for drugs that are intended for the treatment of a serious or life-threatening condition. As one example, under the agency’s Fast Track program, the sponsor of a new drug candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND for the product candidate, if nonclinical and clinical data demonstrate the product’s potential to address unmet medical needs and the product is intended to treat a serious condition. The FDA must determine if the product candidate qualifies for Fast Track designation within 60 days after receipt of the sponsor’s request.

In addition to other benefits, such as the ability to have more frequent interactions with the FDA, the agency may initiate review of sections of a Fast Track product’s marketing application before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s review period for a Fast Track application does not begin until the last section of the marketing application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the agency believes that the designation is no longer supported by data emerging in the clinical trial process.

Post-approval requirements

Rigorous and extensive FDA regulation of drugs and biologics continues after approval, including requirements relating to recordkeeping, periodic reporting, product sampling and distribution, adverse experiences with the product, cGMP, and advertising and promotion. Changes to the product, manufacturing process, or facility often require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. Additionally, the FDA may require postmarketing studies or clinical trials, changes to a product’s approved labeling, including the addition of new warnings and contraindications, or the implementation of other risk management measures, including distribution restrictions, if new safety information emerges. Failure to comply with the applicable requirements may result in administrative, judicial, civil or criminal actions and adverse publicity. These actions may include FDA’s refusal to approve or delay in approving pending applications or supplemental applications, withdrawal of approval, clinical hold, suspension or termination of clinical trial, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines or other monetary penalties, refusals of government contracts, mandated corrective advertising or communications with healthcare providers, debarment, restitution, disgorgement of profits or other civil or criminal penalties.

Foreign regulation of human therapeutics

In addition to regulations in the United States, our subsidiaries, such as PGEN Therapeutics and ActoBio, and our collaborators that are focused on the development of human therapeutic products will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of the products enabled by our technologies. Whether or not the developer obtains FDA approval for a product, they must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before they may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Anti-Kickback, False Claims, and Other Marketing and Fraud and Abuse Laws

Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with healthcare providers, patients and third-party payers will expose us to broadly applicable United States fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and collaborative partners through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations are discussed in the “Risk Factors” section below.

Privacy Laws

In the United States, we may be subject to data privacy and security laws and regulations by both the federal government and the states in which we conduct our business. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state data breach notification laws, state health information and/or genetic privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission, or FTC, Act and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or CCPA), govern the collection, use, disclosure, protection and other processing of health-related and other personal information. Many of these laws differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. Federal regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. We may obtain health information from third parties, such as research institutions, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, the CCPA establishes certain requirements for data use and sharing transparency, and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. The CCPA and its implementing regulations have already been amended multiple times since their enactment. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level that could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. The CCPA and evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners. Internationally, laws and regulations in many jurisdictions also apply broadly to the collection, use, storage, disclosure, protection and other processing of data that identifies or may be used to identify or locate an individual. Please see the risk factor entitled “Any failure by the Company to comply with existing health care and drug regulations could harm its reputation, operating results, the quality of the Company’s business strategy and the quality of the Company’s products.”

Environmental Regulation

Our facilities and operations, in common with those of similar industries making similar products, are subject to many federal, state, provincial and local requirements, rules and regulations relating to the protection of the environment and of human health and safety, including those regulating the discharge of materials into the environment. We continually examine ways to reduce our emissions, minimize waste and limit our exposure to any liabilities, as well as decrease costs related to environmental compliance. Costs to comply with current and anticipated environmental requirements, rules and regulations and any estimated capital expenditures for environmental control facilities are not anticipated to be material when compared with overall costs and capital expenditures. Accordingly, we do not anticipate that such costs will have a material effect on our financial position, results of operations, cash flows or competitive position.

New Legislation or Regulation

Legislation may be introduced which, if passed, would impose substantial new regulatory requirements on our products and pharmaceuticals. We cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products or treatments not capable of reformulation, impose additional record keeping or require expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

Available Information

Current Reports on Form 8-K, and Quarterly Reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports have been and will be made available, free of charge, through our website (http://www.biostaxcorp.com) as soon as reasonably practicable after such submission to the SEC. Such reports will remain available on our website for at least 12 months. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, D.C. 20549.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our securities. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our shares could decline, and you could lose all or part of your investment.

Risks Related to our Business

We have a limited operating history and are expected to incur significant operating losses during the early stage of our corporate development.

We have a limited operating history. Our historical financial information consists only of an audit of our financial results at and for the years ended December 31, 2021 and 2022. There is limited historical financial information upon which to base an evaluation of our performance. We are an emerging Company, and thus our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operation, particularly in the pharmaceutical industry.

Since inception, we have invested a substantial portion of our time and financial resources in the acquisition and development due to the costs of continued development until LDN is approved by the FDA and foreign regulatory authorities for sale for the development our most advanced drug candidate, Low Dose Naltrexone, or Lodonal TM or LDN. We expect that our ability to generate material profits will be limited until Lodonal is approved by the FDA. We except to continue to incur losses as a result of the costs of continued development until LDN is approved by the FDA and foreign regulatory authorities for sale for our therapies. Even if regulatory approval is obtained, there is a risk that we will not be able to generate material sales of LDN, which would cause us to continue to incur losses.

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

To obtain approval from the FDA of an NDA for LDN for treatment of humans, The Company or its licensor will need to demonstrate through evidence of adequate and well-controlled clinical trials that LDN is safe and effective for each proposed indication. However, LDN may not be approved even though it achieved its specified endpoints in future Phase III clinical trials intended to support an NDA, which may be conducted by the Company or its licensor. The FDA may disagree with the trial design and the interpretation of data from clinical trials, may ask the Company or licensor to conduct additional costly and time-consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after it has reviewed and commented on the design for our future clinical trials. The FDA may also approve LDN for fewer or more limited indications than the Company or its licensor may request or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of LDN.

The development of new drugs is a highly risky undertaking which involves a lengthy process, and therefore our drug discovery and development activities may not result in products that are approved by the applicable regulatory authorities on the time schedule we have planned, or at all.

Our drug candidates for treatment of humans are in early stages of drug discovery or clinical trials and are prone to the risks of failure inherent in drug development. As of the date of this offering, both of our current drug candidates, MENK and LDN have been tested on human beings. We or our licensor will need to conduct additional clinical trials before we can demonstrate that our drug candidates are safe and effective to the satisfaction of the FDA and other regulatory authorities. Clinical trials are expensive and uncertain processes that can take multiple years to complete. We cannot assure you that our ongoing clinical trials or any future clinical trial of any of our other drug candidates, will be completed on schedule, or at all, or whether our planned clinical trials will start in a timely manner. The commencement of our planned clinical trials could be substantially delayed or prevented by a number of factors, including:

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

We do not believe that our available cash and cash equivalents will be sufficient to fund our anticipated level of operations for the next 12 months and we will likely need to seek outside sources of funding. Assuming that anticipated investment and revenue does not materialize, business operations would not be able to continue more than 60 days. We believe we require at least $5 million for our operations over the next 12 months. Our future financing requirements will depend on many factors, some of which are beyond our control, including:

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

In 2019, our independent registered public accounting firm has identified two material weaknesses in our financial reporting process. Specifically, our independent registered public accounting firm identified material weaknesses with respect to:

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

The effect of the COVID-19 pandemic on our operations, and the operations of our users, partners and content contributors, has had, and is expected to continue to have an effect on our business, financial condition, cash flows and results of operations.

In December 2019, a novel coronavirus disease, or COVID-19, was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations, and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or total lock-down orders and business limitations and shutdowns.

Despite recent developments of vaccines, the duration and severity of COVID-19, mutations and possible additional mutations and the degree of their impact on our business is uncertain and difficult to predict. The continued spread of the outbreak could result in one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: delays in drug testing, delays due to suppliers or other aspects of our drug testing and outsourced manufacturing process. We may also face increased competition; increased risk in collectability of accounts receivable; lost or reduced productivity due to illness and/or illness of family members; inability to hire key roles; adverse effects on our strategic partners businesses; and impairment charges. Our inability to respond to and manage the potential impact of such events effectively could have a material adverse effect on our business, financial condition, and results of operations.

Our efforts to help mitigate the negative impact of the outbreak on our business may not be effective, and we may be affected by a protracted economic downturn. Furthermore, while many governmental authorities around the world have and continue to enact legislation to address the impact of COVID-19, including measures intended to mitigate some of the more severe anticipated economic effects of the virus, we may not benefit from such legislation, or such legislation may prove to be ineffective in addressing COVID-19’s impact on our and our customer’s businesses and operations. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of COVID-19’s global economic impact and any recession that has occurred or may occur in the future. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider that may present significant risks to our operations.

In addition, the overall uncertainty regarding the economic impact of the COVID-19 pandemic and the impact on our revenue growth, could impact our cash flows from operations and liquidity. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Due to our net losses, negative cash flow and negative working capital, in their report on our audited financial statements for the years ended December 31, 2021 and 2022, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. The general environment for pharmaceutical patents outside the United States also involves significant uncertainty. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced, or that the scope of these patent rights could provide a sufficient degree of future protection that could permit us to gain or keep our competitive advantage with respect to these products and technologies. For example, we cannot predict:

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may be subject to third party claims in the future that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or drug candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.

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

Many of our employees were previously employed at universities, biotechnology, or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to commercialize, or prevent us from commercializing our drug candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

It is possible that regulators in our markets may not accept the results of our clinical trials. We would also need to ensure that trials are conducted in accordance with local legal and regulatory requirements and all applicable International Conference on Harmonization of Good Clinical Practice guidelines and any other applicable regulatory requirements for the overall conduct of the clinical investigation.

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

As a group, at December 31, 2022, our officers, directors and certain related parties owned a majority of the outstanding common stock of the Company. Our other stockholders will have limited ability to influence corporate actions or decisions.

We have not paid in the past and do not expect to declare or pay dividends in the foreseeable future.

We have not paid in the past and do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. Therefore, holders of our common stock will not receive any return on their investment unless they sell their securities, and holders may be unable to sell their securities on favorable terms or at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our principal office is located at 2431 Aloma Ave., Suite 124, Winter Park, Florida 32792. The monthly lease cost is approximately $250 and is cancellable upon one month’s notice.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed for quotation on the OTCQB marketplace under the symbol IMUN. Our common stock began trading in November 1999 on OTC under the name Galliano International Ltd. In March 2012, our stock began trading under the name of TNI BioTech, Inc. under the symbol TNIB. The symbol was changed to IMUN in December 2014, concurrent with our name change to Immune Therapeutics, Inc. As part of our anticipated Name Change, our stock ticker will change after our name changes to “Biostax Corp.”

The following table sets forth the high and low sales prices per share of our common stock for the periods indicated as reported by the OTC Markets Group, Inc.

	Price Range
	High	Low
Quarter Ended:

December 31, 2022	$1.50	$0.57
September 30, 2022	$2.45	$1.00
June 30, 2022	$2.85	$1.03
March 31, 2022	$2.98	$1.17

Quarter Ended:

December 31, 2021	$4.60	$1.46
September 30, 2021	$5.00	$2.76
June 30, 2021	$19.90	$5.00
March 31, 2021	$27.30	$15.60

Record Holders

As of March 31, 2023, there were approximately 673 shareholders of record of our common stock, our only outstanding class of securities. In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Dividend Policy

We have not declared nor paid any cash dividends on our common stock in 2022 and 2021. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the forseeable future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. There are no restrictions that currently limit our ability to pay dividends on common stock other than those generally imposed by applicable state law.

See also Item 1A “Risk Factors—Risks Related Ownership of Our Common Stock—We have not paid in the past and do not expect to declare or pay dividends in the foreseeable future.”

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2022 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2022 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the year ended December 31, 2022.

ITEM 6. [RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

Our Company is a developer and marketer of pharmaceutical, biotechnology, and MedTech products that have a well-defined path to market. We believe that we have deep expertise and strong partnerships in the fields of autoimmunity and immune restoration and are able to deliver solutions today for people that are living with autoimmunity, chronic inflammation, infection, and cancer.

Recent Developments

On January 10, 2023, the Majority Shareholders consented in writing to approve the Company’s conversion from a Florida corporation to a Nevada corporation (the “Conversion”) named “Biostax Corp.”, certain changes to the authorized and outstanding shares of Common Stock of the Company, the authorization of a class of preferred stock for the Nevada Corporation, and the adoption of new bylaws to govern the Nevada Corporation as the successor to the Company following the Conversion. As of such date, the Majority Shareholders held 42,225,908 shares of our Common Stock, representing approximately 50.83% of the Company’s outstanding shares eligible to vote on this matter. The foregoing shareholder consent was to become effective on the 20th day following the filing of a definitive information statement on Schedule 14C with the SEC and the mailing of such information statement to the Company’s shareholders, at which time the Conversion and related corporate actions would become effective. No such definitive information statement was filed. However, on February 28, 2023, the Majority Shareholders consented in writing to abandon the Conversion and related corporate actions as no longer being in the best interests of the Company and to file an amended preliminary Schedule 14C.

On February 28, 2023, the Majority Shareholders approved by written consent, in lieu of a special meeting, Articles of Amendment to change the name of the Company to “Biostax Corp.”

On January 19, 2023, the Company issued 250,000 shares of common stock to TaiwanJ Pharmaceuticals, Inc. These shares were issued as part of a pending amendment to the existing license agreement.

On March 24, 2023, the Company issued $150,000 in promissory notes to two lenders, $100,000 of which was issued to H. Louis Salomonsky, a Director of the Company. The notes mature in 90 days and pay interest of 8%.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2022 and 2021, both in dollars and as a percentage of our revenues.

	Year End		Change
	2021	2022	Amount ($)	Percent (%)
Operating expenses
Selling, general, and administrative	$585,502	$1,149,257	563,755	96.29
Research and development expense	152,667	14,236	(138,431)	(90.68)
Total operating expenses	738,169	1,163,493	425,324	57.62
Loss from operations	(738,169)	(1,163,493)	(425,324)	57.62

Other income (expense)
Gain on issuance of Forte license	-	3,165,151	3,165,151	-
Interest expense	(210,919)	(120,403)	90,516	(42.92)
Receipt of common shares	5,761,500	-	(5,761,500)	(100.00)
Change in market value of common shares	(3,116,500)	(2,645,000)	471,500	(15.13)
(Loss) gain on settlement of obligations and conversion of debt	711,892	(1,166,418)	(1,878,310)	(263.85)
Gain on derivative liability valuation	1,178,230	-	(1,178,230)	(100.00)
Charge from warrant modification and debt settlement	-	(1,605,913)	(1,605,913)	-
Total other income	4,324,203	(2,372,583)	(6,696,786)	(154.87)
Net (loss) income	3,586,034	(3,536,076)	(7,122,110)	(198.61)

Total revenues.

We had no revenues from operations for the years ended December 31, 2022 and 2021.

Cost of sales.

As we had no revenues, we also did not have any costs or expenses related to sales for the years ended December 31, 2022 and 2021.

Selling, general, and administrative expenses.

Selling, general and administrative expense for the years ended December 31, 2022 and 2021 were as follows (dollar amounts in thousands):

	2022	2021
Selling, general and administrative	$1,149	$586
Increase (decrease) from prior year	$564	$(175)
Percent increase (decrease) from prior year	96%	(23)%

In 2022, selling, general and administrative expense was $1,149 thousand, compared to $585 thousand for 2021, an increase of $564 thousand or 96%. For the years ended December 31, 2022 and 2021, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	2022	2021
Stock listing and investor relations	$22	$20
Board fees	170	120
Professional fees and consulting	684	119
Payroll and benefits	189	312
Other	84	14
	$1,149	$586

During the year ended December 31, 2022, the Company has focused on executing its restructuring plan and business development activities and the negotiation and finalization of certain licensing transactions described further in “Note 8. Licensing Agreements” in the notes to the consolidated financial statements.

The increase in selling, general and administrative expense reflects the increase of board fees, professional and consulting fees, and general operating expenses, offset by a reduction of payroll costs. The increase in board fees is related to the expansion of the board during 2022. Professional fees and consulting costs are incurred for legal, tax and accounting services as well as expanded management headcount. The increase in the professional costs increased to reflect the Company’s financial reorganization efforts and licensing strategies underway with Cytocom, Forte and TaiwanJ Pharmaceuticals as described in Note 8 to the financial statements. The decrease in payroll and benefits reflect accrued wages payable to the Company’s former Chief Executive Officer and wages paid to a former, part time financial analyst.

The recapitalization was focused on the reduction of outstanding notes and obligations in exchange for equity issuances.

Depreciation and amortization.

We did not incur any depreciation or amortization expenses for the years ended December 31, 2022 and 2021.

Research and development expenses.

In 2022, research and development expense was $14 thousand, compared to $152 thousand for 2021, a decrease of $138 thousand or (91)%. The decrease was primarily a result of the payment of license maintenance fees, royalties and various patent evaluation and filing expenses to Penn State University during 2021. These liabilities have been assigned to Cytocom and required no payments in 2022.

A summary of our research and development expenses for the years ended December 31, 2022 and 2021 were as follows (dollar amounts in thousands):

	2022	2021
Research and development	$14	$152
Increase (decrease) from prior year	$(138)	$26
Percent increase (decrease) from prior year	(91)%	(21)%

The Company recorded $14 thousand of research and development costs during the year ended December 31, 2022 reflecting fees payable to AHAR Pharma related to the renewal of Lodonol marketing authorization in Nigeria.

Our research and development programs are managed internally and have historically focused working with individuals and universities to identify and utilize patents we have sub-licensed or acquired since our inception. We continue to seek to expand our pipeline of intellectual property by reviewing other compounds, technologies, or capabilities. The Company continues to seek and identify innovative technologies to incorporate into our intellectual property assets.

For the years ended December 31, 2022 and 2021, research and development expenses were made up as follows (dollar amounts in thousands):

	2022	2021
Patent expenses	$-	$152
Professional fees	14	-
	$14	$152

Total other income (expense).

We had $2,372,583 in total other expenses, net, for the year ended December 31, 2022, as compared to other income, net, of $4,324,203 for the year ended December 31, 2021. Other expense, net, for the year ended December 31, 2022 consisted of $3,165,151 on the gain of the issuance of the license to Forte, $120,403 of interest expense, $2,645,000 expense on the change in the market value of common shares, a $1,166,418 loss on the settlement of outstanding Company obligations and conversion of debt, and a $1,605,913 other expense on the charge from warrant modification and debt settlement. Other expense, net, for the year ended December 31, 2021, consisted of interest expense of $210,919, a gain on the receipt of common shares of $5,761,500, a $3,116,500 expense on the change in the market value of common shares, a $711,892 gain on the settlement of obligations and conversion of debt, a $1,178,230 gain on the derivative liability valuation, and no other income or expenses from warrant modifications and debt settlements.

Gain on issuance of Forte license.

In 2022, we issued a license to Forte, substantially as described in “Item 1. Business – Intellectual Property— License with Forte Animal Health, Inc.” As a part of this license, we receive periodic milestone and licensing payments. As a result, in 2022, we received a gain of $3,165,151 from payments due to our Company under this license.

Interest Expense.

Interest expense for the years ended December 31, 2022 and 2021 were as follows (dollar amounts in thousands):

	2022	2021
Interest expense	$120	$211
Decrease from prior year	$(91)	$(269)
Percentage decrease from prior year	(43)%	(56)%

Interest expense is comprised of interest expense and amortization of loan origination fees owed by the Company. The decrease year over year reflects the reduction in outstanding notes payable. Our decrease in the change in the interest expense is based primarily on the maturity and settlement of outstanding notes payable.

Change in market value of common shares.

In 2021, Cytocom, announced the completion of its merger with CBLI which resulted in our receipt of 1,150,000 common shares of CBLI, reflecting our retained minority interest in Cytocom. Subsequent to the merger, CBLI adopted a new corporate name, “Statera BioPharma, Inc.”, with the ticker symbol “STAB,” effective on September 1, 2021 (“Statera”). Statera emerged as a publicly traded entity following the merger with CBLI.

We evaluated the carrying value of the Statera common shares for the fiscal year ended December 31, 2022 and determined that an impairment loss of $2,645,000 should be reflected in the Statement of Operations. The impairment loss reflects the Company’s assessment of a series of events reported by Statera to the SEC on and after March 25, 2022— including alleged events of default with respect to Statera’s outstanding indebtedness, resignations of members of Statera’s board of directors and notice by the Nasdaq Capital Market of Statera’s failure to comply with the Nasdaq Listing Rules. As a result of the foregoing, the Company recognized an impairment loss of $2,645,000 for the year ended December 31, 2022, which is decreased by $471,500 increased from the $3,116,500 loss recognized on December 31, 2021, for a decrease in the total other expense from the change in the market value of common shares of Statera by 15.13%.

(Loss) gain on settlement of obligations and conversion of debt.

The Company recognized a non-cash gain of $3,165,151 upon the assumption of certain Company defaulted notes and other vendor and employee obligations by Forte. The assignments of these obligations were made as consideration for the July 8, 2021 Amended License Agreement with Forte.

The Company recognized a non-cash charge of $1,166,418 upon the receipt of signed releases of obligations from certain vendors, employees and note holders in connection with the corporate recapitalization which allowed for certain of these obligations to be converted into common stock at $0.05 per share.

Charge from warrant modification and debt settlement

On June 29, 2022, the Company’s board of directors approved a resolution to clarify the anti-dilution protection granted to certain note and warrant holders. In connection with this board action, the Company recognized a non-cash charge of $1,605,913 in the Statement of Operations.

Net (loss) income.

As a result of the cumulative effect of the factors described above, we had a net loss of $3,536,076 for the year ended December 31, 2022, as compared to $3,586,034 of income for the year ended December 31, 2021, a decrease of $7,122,110, or 198.61%.

Liquidity and Capital Resources.

As of December 31, 2022, we had cash of $150,491. To date, we have financed our operations primarily through revenue generated from sales of our securities and proceeds from notes payable. We have been dependent upon financing activities as we implement our acquisition strategy.

The Company does not expect to generate significant revenues in the coming twelve months. Additional funds will be required to execute our business plan and our strategy of acquiring additional pharmaceutical products and licenses. The funds required to execute this business plan will depend on the size, capital structure and purchase price consideration that the seller of a target license acceptable in a given transaction, as well as the drug development costs in order to maintain regulatory approval for our products.

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

We intend to raise capital for additional acquisitions primarily through debt financing, additional equity offerings by the Company, or by undertaking a combination of any of the above. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all.

There is no guarantee that we will be able to acquire additional businesses under the terms outlined above or that we will be able to find additional acquisition candidates should we terminate our plans for any of our current acquisition targets.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(581,821)	$(231,717)
Net cash used in investing activities	(500,000)	-
Net cash provided by financing activities	738,427	715,631
Net change in cash	(343,394)	483,914
Cash and cash equivalents at beginning of year	493,885	9,971
Cash and cash equivalents at end of year	$150,491	$493,885

Our net cash used in operating activities was $581,821 for the year ended December 31, 2022, as compared to $231,717 for the year ended December 31, 2021. For the year ended December 31, 2022, our net loss of $3,536,076, $2,645,000 loss on impairment on investment in common stock, loss from warrant modification of $1,605,913, loss from settlement of obligations of $1,166,418, offset by a gain on issuance on license agreement of $3,165,151 were the primary drivers for cash used in operations. For the year ended December 31, 2021, our loss on impairment on investment in common stock of $3,116,500, offset by a gain recognized upon receipt of equity securities of $5,761,500, net income of $3,586,034, and a gain on change in value of derivative liability of $1,178,230, were the primary drivers for cash used in operations.

Our net cash used in investing activities for the year ended December 31, 2022 was $500,000, related to the purchase of intangible assets from Taiwain J. We did not use any cash for investing activities in fiscal year 2021.

Our net cash provided by financing activities was $738,427 for the year ended December 31, 2022, as compared to $715,631 for the year ended December 31, 2021. Net cash provided by financing activities for the year ended December 31, 2022 consisted of $6,369 received as proceeds from undocumented investor advances, $417,058 from proceeds from related parties, and $315,000 in proceeds from the issuance of notes, while net cash provided by financing activities for the year ended December 31, 2021 consisted of net proceeds of $715,631 proceeds from undocumented investor advances.

Outstanding Debt

Promissory Notes

As of December 31, 2022, the Company had $696,478 in notes payable to shareholders of record.

Note issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. The note is in default	$231,478
Note issued in 2019 for the settlement of debt in the same amount. The note accrues interest at 15% and matured in 2021. This note was modified in November 2022, extending maturity to September 2023.	$150,000
Note issued in 2022 and accrues interest at 6%. The note matures in 2023 and is convertible into common stock at $0.05 per share.	$65,000
Note issued in 2022 and accrues interest at 6%. The note matures in 2023 and is convertible into common stock at $0.05 per share. The holder of the note is a former board member and the former Chief Executive Officer of the Company	$200,000
Note issued in 2022 and accrues interest at 7.75%. The note matures in 2023.	$50,000
Total	$696,478

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described above, the operating leases described under Item 2 “Properties” and obligations disclosed under various licensing agreements. We do not have any purchase obligations with any suppliers.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The following discussion relates to critical accounting policies for our Company. The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Use of Estimates. The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of a default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the balance sheets. The cash accounts are insured by the Federal Deposit Insurance Corporation up to $250,000.

Segment and Geographic Information. Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment and does not segment the business for internal reporting or decision making.

Fair Value of Financial Instruments. In accordance with the reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, “Financial Instruments”, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.

Cash, cash equivalents and accounts payable are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of the Company’s investment in the common stock of Statera is measured based on the quoted per share price as reported on NASDAQ. The carrying value of notes payable approximate fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

Derivative Financial Instruments. FASB ASC 815, Fair Value Measurements requires bifurcation of certain embedded derivative instruments in certain debt or equity instruments, and measurement at their fair value for accounting purposes. A holder redemption feature embedded in the Company’s note payable requires bifurcation from its host instrument and is accounted for as a freestanding derivative. The Company held no derivative financial instruments at December 31, 2022.

Research and Development Costs. Research and development costs are charged to expense as incurred and are comprised of fees paid to consultants and patent related costs.

Income Taxes. The Company follows ASC Topic 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

As of December 31, 2022 and 2021, and at the date of adoption, the Company did not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2022 and 2021, the Company has not accrued any interest or penalties related to uncertain tax positions.

Stock-Based Compensation and Issuance of Stock for Non-Cash Consideration. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values equaling either the market value of the shares issued, or the value of consideration received, whichever is more readily determinable. Generally, the non-cash consideration pertains to services rendered by consultants and others and has been valued at the fair value of the Company’s common stock at the date of the agreement.

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

The Company did not grant any stock-based compensation awards during the years ended December 31, 2022 and 2021.

Net Income per Share. Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

The Company’s potentially dilutive securities which include primarily warrants, have been included in the computation of diluted net income per share for the twelve-month periods ended December 31, 2022 and 2021.

Going Concern. As of December 31, 2022, the Company had $150,491 in cash on hand, negative working capital of $3,326,682 and a stockholders’ deficit of $2,513,454. For the year ended December 31, 2022, the Company reported net loss attributable to common shareholders of $3,536,076. Included in net loss for the year ended December 31, 2022 was a non-cash operating loss of $2,645,000 related to the change in market value of investment in Cytocom common shares.

For the year ended December 31, 2021, the Company reported net income attributable to common shareholders of $3,586,034. Included in net income for the year ended December 31, 2021 were non-cash non-operating gains aggregating $4,535,122 as follows:

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

Working capital at December 31, 2022 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Management has been executing on its strategy to re-capitalize the Company and position it for future growth. Key steps to this process include:

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

If the Company is unable to generate sufficient revenues or secure new working capital, other alternatives strategies will be required.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the has concluded that our disclosure controls and procedures are ineffective to ensure that information disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. This determination was based on the limited accounting staff, the lack of segregation of duties and the lack of an audit committee at December 31, 2022, which creates a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness means there is a risk that our financial reports or other filings may contain an error or inaccuracy or not submitted timely.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee at December 31, 2022, management concluded that, as of December 31, 2022, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding our directors and executive officers as of the date of this report.

Name	Age	Position
Kelly Wilson	52	Interim Chief Executive Officer, Interim President, Chief Operating Officer
Robert Wilson	50	Director
Louis Salomonsky	83	Director
Glen Farmer	53	Chief Financial Officer
Cynthia Douglas	50	Secretary
Noreen Griffin	70	Vice President

The biographies of each director below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

Kelly Wilson. Ms. Wilson has served as the Interim Chief Executive Officer of the Company since November 2022, and Ms. Wilson has served Chief Operating Officer of the Company since August 2022. From 2013 to April 2020, Ms. Wilson was the Company’s Chief Technology Officer. From September 2016 to April 2020, Ms. Wilson also served as the Chief Technology and Information Officer of Cytocom Inc., a clinical-stage biopharmaceutical company and former subsidiary of the Company. Since December 2020, Ms. Wilson has also served as a director for Forte Animal Health, Inc., a veterinary immunotherapy company. From August 2016 to August 2019, Ms. Wilson was the Director of Program and Project Management of Cytocom; during that time Cytocom merged with Cleveland Biolabs Inc. and became Statera Biopharma Inc. (Nasdaq: STAB). From May 2022 to July 2022, Ms. Wilson was the Chief Operating Officer of Biostax, Inc., an immunotherapy startup. Ms. Wilson is also a director of Biostax, Inc., since May 2021. Ms. Wilson graduated with honors from the University of Central Florida with a master’s degree in systems design and a bachelor’s degree in English.

Robert Wilson. Mr. Wilson joined the Board on May 2022. Since June 2022, Mr. Wilson has been a director and the Executive Vice President of Strategy and Planning for Biostax, Inc., an immunotherapy startup. Biostax, Inc. is a Delaware corporation that has no direct or indirect ownership interest in, and is not directly or indirectly owned by, either the Company or Biostax Corp. Since December 2020, Mr. Wilson has been a director and the Vice President of Strategy at Forte Animal Health, Inc. From March 2020 to December 2020, Mr. Wilson was the Director of Business Intelligence and Strategy at Statera Biopharma Inc. (Nasdaq: STAB), and from December 2020 to June 2022 was its Vice President of Business Strategy and Intelligence. Since January 1998, Mr. Wilson has also been the President of Pixelheads, Inc. (formerly, Webfoot Marketing, Inc.). From January 2012 to March 2020, Mr. Wilson was Senior Marketing Consultant and Content Developer of the Company. Mr. Wilson holds an Associate of Arts from Palm Beach Community College and attended the University of Central Florida for Technical Writing. The Board believes that Mr. Wilson is qualified to serve as a member of the board due to his many years of experience in business development and business analysis and strategy.

Henry Louis Salomonsky. Mr. Salomonsky joined the Board on September 2022. Mr. Salomonsky is a real estate professional with decades of experience in designing, developing, and managing commercial real estate. Since June 1989, Mr. Salomonsky has been the founder and principal of Historic Housing LLC, a firm with expertise in both the adaptive reuse of historic buildings and the construction of new buildings for multi-family residential dwellings. Mr. Salomonsky’s work in the real estate market focuses on two property markets: Richmond, Virginia and Washington, D.C., where, over the past 28 years, he has developed assets that Mr. Salomonsky’s firm values at approximately $750 million. Mr. Salmonsky’s work at Historic Housing LLC specializes in federal Low-Income Housing Tax Credits and historic rehabilitation tax credits, and conventionally-financed three- to twelve-story new-construction buildings. Mr. Salmonsky’s experience also includes community and professional volunteer work, including serving on task forces to examine historic tax credit legislation for the Commonwealth of Virginia and regarding government structure for the City of Richmond. Mr. Salomonsky also served as the Vice Rector and as a Member of the Board of Visitors for Virginia State University. Mr. Salomonsky is currently serving on the University of Virginia School of Architecture Foundation Board, of which he has been a director since July 2020. The Board believes that Mr. Salomonsky is qualified to serve as a member of the Board due to his many years of operational leadership and his previous board memberships.

Glen Farmer. Mr. Farmer was appointed as the Chief Executive Officer on August 2022. From April 2018 to July 2022, Mr. Farmer was the Vice President and U.S. Controller at iAnthus Capital Holdings, Inc. (CSE: IAN) (OTC: ITHUF), a healthcare company. Prior to his tenure at iAnthus, Mr. Farmer was Director of Finance, Integrated Specialty Pharmacy Division of Premier, Inc. (Nasdaq: PINC) from September 2015 to April 2018. Mr. Farmer received his bachelor’s degree in accounting from the University of Maryland, and his Master of Business Administration with a concentration in finance from Mount St. Mary’s University.

Cynthia Douglas. Ms. Douglas was appointed as the Secretary in July 2022. From September 2020 to April 2022, Ms. Douglas was the Research and Development Program Manager at Stratera Biopharma Inc. (Nasdaq: STAB). From September 2019 to August 2020, Ms. Douglas was the Senior Executive Assistant to the Chief Executive Officer at MacroGenics, Inc. (Nasdaq: MGNX). Ms. Douglas was also the manager of HR Administration at Supernus Pharmaceuticals Inc. (Nasdaq: SUPN). From 2015 to April 2019, Ms. Douglas was an Executive Administrative Assistant at Intrexon Corporation, which is now Precigen Inc. (Nasdaq: PGEN). Ms. Douglas graduated with a bachelor’s degree in Business Administration from Montgomery College.

Noreen Griffin. Ms. Griffin was appointed as Vice President in November 2022. From August 2020 to March 2022, Ms. Griffin has been a founder and Executive Vice President of Cytocom, Inc., a clinical-stage biopharmaceutical company and former subsidiary of the Company. Since November 2012, Ms. Griffin has been the Manager of TNI Biotech International Ltd., a subsidiary of the Company. Ms. Griffin is also a director and the Chief Executive Officer of Forte Animal Health Inc., a position which she has held since January 2021. From April 2020 to September 2020, Ms. Griffin was the Chief Executive Officer of Cytocom Inc. (later Statera BioPharma Inc.) (Nasdaq: STAB), and she served as President until March 2022. From March 2012 to September 2019, Ms. Griffin, a co-founder of the Company, was the Chief Executive Officer and a director of the Company. Ms. Griffin attended North Florida Community College from 1978 to 1980 and left prior to graduation in order to pursue full-time employment opportunities.

Family Relationships

Ms. Wilson, Interim Chief Executive Officer and Interim President is married to Mr. Wilson, a director of the Company. Mr. Wilson is the son of Ms. Griffin, the Vice President of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Governance Structure

We presently do not have a separate Chairman of the Board who is not our Chief Executive Officer due to the vacancies on the Board at the time of this filing. In the future, the Board will appoint a separate Chairman of the Board. We believe that a separate Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director.

The Board’s Role in Risk Oversight

The board of directors oversees that the assets of our Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our Company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our Company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, Company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration; however, much of the work is delegated to committees, which will meet regularly and report back to the full board. The audit committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters, the compensation committee evaluates the risks and rewards associated with our compensation philosophy and programs, and that the nominating and corporate governance committee evaluates risk associated with management decisions and strategic direction.

Independent Directors

The Company is not currently listed on any national securities exchange that has a requirement that the board of directors be independent. The Company does not presently have any independent directors.

Committees of the Board of Directors

In February 2014, the Board authorized the formation of and adopted charters for an audit committee, compensation committee, compliance committee, and nominating committee. As of December 31, 2022, we had not yet appointed any directors of our Board to these committees. Since their formation, the functions of these committees have been managed by the entire Board. As of the date of this information statement, no members were appointed to the audit committee, compensation committee, compliance committee, and nominating committee. The compensation committee, compliance committee and nominating committee have not yet held any meetings.

The Board held no meetings in 2022.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Insider Trading Policy

We have not adopted an insider trading policy but plan to do so in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, or Section 16(a), the reports required to be filed pursuant to Section 16(a) during the fiscal year ended December 31, 2022 or in prior years, were not timely filed by the following persons: Kelly Wilson, the current Interim Chief Executive Officer, Interim President and Chief Operating Officer, did not file a timely Form 3 and has not filed a Schedule 13D; Henry Louis Salomonsky, a director, did not file a timely Form 3; Robert Wilson, a director and Executive Vice President, has not filed a Form 3; Stephen Wilson, a former director and a former Chief Executive Officer and President, has not filed a Form 3; Glen Farmer, our Chief Financial Officer, did not file a timely Form 3; Kevin Phelps, a former director and former Chief Executive Officer has not filed a Form 3; Roscoe Moore, a former director has not filed a Form 3; Cynthia Douglas, an executive officer has not filed a Form 3.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2022 and 2021

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total($)

Kelly Wilson, Interim Chief Executive Officer, Interim President and Chief Operating Officer (1)	2022	-	-	-	-	$53,825	$53,825

Dr. Stephen Wilson, Former Chief Executive Officer (2)	2022	-	-	-	-	-	-

Kevin Phelps, Former
Chief Executive & Financial Officer (3)	2022	$-	$-	$-	$-	$-	$-
	2021	240,000	-	-	-	-	240,000

(1)	Kelly Wilson became Interim Chief Executive Officer and President on November 3, 2022. Ms. Wilson was not a named executive officer in 2021. In 2022, no stock compensation awards were issued to Ms. Wilson.
(2)	Stephen Wilson became Chief Executive Officer and President on July 19, 2022. Mr. Wilson was not a named executive officer in 2021. On November 3, 2022, Mr. Wilson resigned from his positions with the Company effective November 3, 2022.
(3)	Kevin Phelps became Chief Executive Officer on April 29, 2020, at which time he agreed to defer payment of his salary until the Company had sufficient income to pay the compensation in cash. On December 31, 2021, the salary deferred for Mr. Phelps was $400,000. In 2022 and 2021, no stock compensation awards were issued to Mr. Phelps. On July 19, 2022, Mr. Phelps’s employment with the Company, including his service as the President, Chief Executive Officer, and Chief Financial Officer of the Company, was concluded. On that date, Mr. Phelps entered into a separation and release agreement (the “Separation Agreement”) with the Company pursuant to which he resigned his employment with the Company effective July 18, 2022. See “Director and Executive Compensation – Employment Agreements” for further information regarding the Separation Agreement.

Settlement Agreement

Under a Settlement Agreement and Release of Claims, dated July 1, 2022, among Kelly Wilson, Robert Wilson, and Noreen Griffin (collectively, the “Employees”), Murphy Advisors, and the Company (the “July 2022 Settlement Agreement”), the Company agreed to issue a convertible note in order to settle debts due to the Employees for past due wages and out-of-pocket reimbursable expenses. The Company owed $313,164 to Ms. Wilson for past due wages earned and $52,578 for out-of-pocket reimbursable expenses as of December 31, 2020, for an aggregate amount owed of $365,742. The Company owed Ms. Griffin $1,231,787 for past due wages as of December 31, 2020. Mr. Wilson was owed $230,000 for past due wages as of December 31, 2020. Collectively, the amount owed to the Employees was $1,827,530 (the “Debt”).

Pursuant to the July 2022 Settlement Agreement, the Company agreed to issue a 6% convertible promissory note payable to Murphy Advisors, of which Kelly Wilson is the sole beneficial owner, for $1,211,366 and with other terms including those described in this paragraph (the “Murphy Note”), and the Employees agreed that the July 2022 Settlement Agreement’s agreements and covenants constituted full payment of all claims related to employment, subject to potential indemnification obligations of the Company. The July 2022 Settlement Agreement also contains a non-disparagement covenant which provides that the Company may recover 50% of compensation paid under the Settlement Agreement for violation of the covenant. The Murphy Note allowed the holder to convert the principal amount plus all accrued and unpaid interest into shares of common stock for $0.05 per share of common stock at any time prior to July 22, 2022, upon notice to the Company. All principal and interest under the Murphy Note was repayable on its maturity date, July 14, 2023, subject to the Company’s right to extend the maturity date by six months. On July 25, 2022, Murphy Advisors converted the Murphy Note into 24,227,320 shares of common stock, of which Murphy Advisors received 15,604,818 shares, Pixelheads, Inc., of whose shares Mr. Wilson is the sole beneficial owner, received 3,695,358 shares, and Global Reverb Corporation, of whose shares Ms. Griffin is the sole beneficial owner, received the remaining 4,927,144 shares. All shares issued as a result of converting the Murphy Note are required to be restricted from transfer for 12 months following the date of issuance, then subject to a lock-up leak of 5% per quarter for three out of four quarters for the following 18 months.

Wilson Agreement

Pursuant to a consulting agreement dated November 8, 2022 (the “Wilson Agreement”), Kelly Wilson agreed to provide a minimum of 40 hours of service to the Company per week as an independent consultant in connection with her duties as the Interim Chief Executive Officer, Interim President, and Chief Operating Officer.

Ms. Wilson will be paid an initial fee of $31,500, a monthly fee of $21,000, and a medical insurance stipend of up to $2,800 per month. Ms. Wilson may alternatively elect to receive an amount of restricted shares of common stock equal to such cash compensation as valued at the lower of (a) 25% below any current offering price, or the most recent offering price of the common stock, or (b) 50% below the Company’s current common stock value, determined by the average of the previous 30 days’ closing market prices, in lieu of cash compensation. The election to receive shares may be made 30 days before and up to 60 days after the date that such cash compensation would have been payable to Ms. Wilson.

The initial term of the Wilson Agreement is 12 months, and it began on November 1, 2022 and will renew automatically for up to three additional one-year terms unless notice is given in writing 30 days prior to the end of each term. The Wilson Agreement may be terminated without cause by either party with 30 days’ written notice. The Wilson Agreement contains customary non-disclosure and non-disparagement provisions.

Farmer Agreement

On November 1, 2022 we entered into a consulting agreement with Glen Farmer, our Chief Financial Officer. Pursuant to the terms of the consulting agreement, we agreed to pay Mr. Farmer a monthly fee of $10,500 and a monthly insurance stipend of $2,800, in return for 20 hours of weekly services. In lieu of cash compensation, Mr. Farmer may elect to receive restricted shares of the Company’s Common stock valued at whichever is lower: (a) 25% below any current offering price (or the most recent offering price if the Company is not engaged in the offering) or (b) 50% below the Company’s current common stock value as determined by the average of the previous 30 days’ closing market prices. This election can be made from 30 days before, and up to 90 days after, the date such cash should have been paid to Mr. Farmer. The agreement is for a term of one year, cancellable with 30 days written notice by either party.

Employment Agreements

Currently, we have no employment agreement with any of our executive officers.

On April 29, 2020, we entered into an employment agreement with Kevin Phelps, our former Chief Executive Officer and Chief Financial Officer, setting forth the terms of Mr. Phelps’s employment. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Phelps an annual base salary of $240,000. Mr. Phelps was also eligible to receive a salary increase of 20% for his second year of employment and a salary increase of 15% for his third year of employment. Mr. Phelps also had the opportunity to receive a discretionary bonus of up to 33% based on the achieved milestones and goals. Mr. Phelps was entitled to employment benefits, including healthcare, dental, life insurance, and any other benefits offered to the Company’s employees. Mr. Phelps’s agreement provided for a three-year term, but could be terminated by the Board. Pursuant to the employment agreement, if we terminated Mr. Phelps’s employment after March 30, 2021, he would need to receive three months of written notice, and he was entitled to six months of base compensation and vesting of equity, benefits, and payments of past due compensation. The employment agreement contains customary confidentiality provisions.

On July 19, 2022, we entered into a separation agreement and release with Mr. Phelps providing for the separation of his employment effective as of July 18, 2022. Under the separation agreement, we agreed, subject to Mr. Phelps’s compliance with each and every provision of the separation agreement, to pay Mr. Phelps a severance payment of three convertible promissory notes, that in the aggregate, have a principal amount of $400,000. The separation agreement also includes a customary release of claims by Mr. Phelps in favor of the Company and its affiliates, as well as customary confidentiality and mutual non-disparagement provisions. Mr. Phelps’s resignation was not due to any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices.

Two of the notes are for a principal amount of $100,000 each. The third note is for the principal amount of $200,000. Each of the three notes: (a) matures on July 19, 2023, with the Company having the option to extend the maturity date by six months (b) carries a six percent (6.00%) per annum simple interest rate; (c) provides that, if converted by the holder in accordance with its terms, the Company shall issue a number of shares of common stock in the Company to the holder of the note equal to (i) the principal amount of the note divided by (ii) $0.05, subject to certain equitable adjustments; and (d) requires the note holder to notify the Company in writing by 11:59 p.m. on July 22, 2022, the expiration of the conversion provision in each note; of its intent to exercise its conversion right. If converted into shares of common stock, each of the three notes prohibits the note holder, without the prior written consent of the Company, from selling, pledging, or otherwise transferring such shares for one year from their date of issuance, except that up to 5% of the shares may be sold, pledged, or otherwise transferred during three of every four calendar quarters during the 18-month period following the issuance date of the converted Note. Mr. Phelps converted one note with a principal amount of $200,000 into 2,500,000 shares of common stock, and has two non-convertible notes outstanding, with principal amounts of $100,000 each, as such notes were not converted prior to the expiration of the conversion option.

Outstanding Equity Awards at Fiscal Year-End

No executive officer named above had any unexercised options, stock that has not vested or equity incentive plan awards outstanding as of December 31, 2022.

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or 401(k) plan.

Director Compensation

The following table sets forth information regarding the compensation earned or paid during 2022 to non-executive directors who served on the Board during the year.

Name	Fees Paid or Earned in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Incentive Plan Compensation	All Other Compen-sation ($)	Total ($)

Kevin Phelps(1)	$25,000	$-0-	$-0-	$-0-	$-0-	$-0-	$25,000

Dr. Roscoe Moore	$60,000	$-0-	$-0-	$-0-	$-0-	$-0-	$60,000

Robert Wilson	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Stephen Wilson	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Clifford Selsky (2)	$50,000	$-0-	$-0-	$-0-	$-0-	$-0-	$50,000

Henry Louis Salomonsky (3)	$15,000	$-0-	$-0-	$-0-	$-0-	$-0-	$15,000

(1)	Mr. Phelps earned director compensation from August 2022 to December 2022, while he was a director of the Company.

(2)	Dr. Selsky earned director compensation until October 2022, at which time he resigned as a director of the Company.

(3)	Mr. Salomonsky became a director of the Company in October 2022.

In 2022, Mr. Phelps, Dr. Moore, Dr. Selsky, and Mr. Salomonsky were entitled to a Board service retainer of $5,000 per month, payable monthly in arrears, for each month the director was on the Board. Non-employee directors may be reimbursed for actual out-of-pocket costs incurred to attend board meetings.

On March 31, 2022, the Company entered into a Release of Claims and Settlement Agreement with Dr. Moore. The agreement provided for release of employment, breach of contract and related claims and settlement of aggregate accrued but unpaid compensation through March 31, 2022. Pursuant to the agreement, Dr. Moore released claims to a total of $230,250 in compensation, including $15,000 accrued of the total $60,000 compensation for Board service in 2022, $120,000 in total Board service compensation that accrued prior to 2022, and $95,250 in total consulting service compensation unrelated to Board service that accrued prior to 2022. The agreement also contains a non-disparagement covenant which provides that the Company may recover 50% of compensation paid under the agreement for violation of the covenant. Pursuant to the agreement, on July 14, 2022, Dr. Moore was issued a 6% convertible promissory note in the principal amount of $230,250, bearing interest at 6%, accruing on an annual basis. All principal and interest under the convertible promissory note was repayable on its maturity date, July 14, 2023, subject to the Company’s right to extend the maturity date by six months. The convertible note allowed the holder to convert the principal amount plus all accrued and unpaid interest into shares of common stock for $0.05 per share of common stock at any time prior to July 22, 2022, upon notice to the Company. On July 18, 2022, Dr. Moore sold the convertible note and all rights under the note to Henry Louis Salomonsky, a director of the Company, for $135,000. Mr. Salomonsky immediately fully converted the convertible note into 4,605,000 shares of common stock. All shares issued as a result of converting the convertible note are required to be restricted from transfer for 12 months following the date of issuance, then subject to a lock-up leak of 5% per quarter for three out of four quarters for the following 18 months.

Similarly, on March 31, 2022, the Company entered into a Release of Claims and Settlement Agreement with Dr. Selsky. The agreement provided for release of employment, breach of contract and related claims and settlement of aggregate accrued but unpaid compensation for services that were provided through March 31, 2022. Pursuant to the agreement, Dr. Selsky released claims for a total of $250,000 in compensation, for Board service fees earned from 2018 to 2020. Accrued Board service fees totaling $15,000 that were earned from January 2022 to March 2022, and accrued Board service fees totaling $35,000 that were earned subsequent to March 2022, were not subject to the agreement. None of the agreement amount paid any of the accrued $50,000 compensation for Board service in 2022. The agreement also contains a non-disparagement covenant which provides that the Company may recover 50% of compensation paid under the agreement for violation of the covenant. Pursuant to the agreement, on July 14, 2022, Dr. Selsky was issued two 6% convertible promissory notes each in the principal amount of $125,000, bearing interest at 6%, accruing on an annual basis. All principal and interest under the convertible promissory notes were repayable on their maturity date, July 14, 2023, subject to the Company’s right to extend the maturity date by six months. The convertible note allowed the holder to convert the principal amount plus all accrued and unpaid interest into shares of common stock for $0.05 per share of common stock at any time prior to July 22, 2022, upon notice to the Company. On July 15, 2022, Dr. Selsky sold one of the convertible notes and all rights under the note to Mr. Salomonsky for aggregate consideration of $125,000. Mr. Salomonsky immediately converted the purchased convertible note into 2,500,000 shares of common stock. On July 15, 2022, Dr. Selsky converted the remaining convertible note into 2,500,000 shares of common stock. All shares issued as a result of converting the convertible note are required to be restricted from transfer for 12 months following the date of issuance, then subject to a lock-up leak of 5% per quarter for three out of four quarters for the following 18 months.

2014 Stock Incentive Plan

On July 8, 2014, our board adopted the TNI Biotech, Inc. 2014 Stock Incentive Plan, or the 2014 Plan, which was approved by our stockholders on September 4, 2014. The following is a summary of certain significant features of the 2014 Plan.

Purposes: The purpose of the 2014 Plan is to offer selected employees, consultants, advisors and outside directors the opportunity to acquire equity in our Company.

Types of Awards: Awards that may be granted include incentive stock options as described in section 422(b) of the Code, non-qualified stock options (i.e., options that are not incentive stock options) and awards of restricted stock. These awards offer our employees, consultants, advisors and outside directors the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with our Company or one or more of its subsidiaries.

Eligible Recipients: Persons eligible to receive awards under the 2014 Plan will be those employees, consultants, advisors and outside directors of our Company and its subsidiaries who are selected by the Administrator.

Administration: The 2014 Plan is administered by our compensation committee, but as a compensation committee has not yet established members, by our Board. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, restrictions and other provisions of awards.

Shares Available: The maximum number of shares of common stock that may be delivered to participants under the 2014 Plan is 5,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the 2014 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2014 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2014 Plan. As of the date of this report, 5,000 shares remain available for issuance under the 2014 Plan and the Company has not awarded any equity awards under the 2014 Plan.

Stock Options:

General. Subject to the provisions of the 2014 Plan, the administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

Option Price. The exercise price for stock options will be determined at the time of grant. Normally, the exercise price will not be less than the fair market value on the date of grant, as determined in good faith by the administrator. As a matter of tax law, the exercise price for any incentive stock option awarded may not be less than the fair market value of the shares on the date of grant. However, incentive stock option grants to any person owning more than 10% of our voting stock must have an exercise price of not less than 110% of the fair market value on the grant date.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions for the option agreement as established by the administrator at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the administrator, by actual or constructive delivery of shares of common stock to the holder of the option based upon the fair market value of the shares on the date of exercise.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant. Options will terminate before their expiration date if the holder’s service with us terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of service, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.

Incentive and Non-Qualified Options. As described elsewhere in this summary, an incentive stock option is an option that is intended to qualify under certain provisions of the Code for more favorable tax treatment than applies to non-qualified stock options. Any option that does not qualify as an incentive stock option will be a non-qualified stock option. Under the Code, certain restrictions apply to incentive stock options. For example, the exercise price for incentive stock options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an incentive stock option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no incentive stock options may be granted to a holder that is first exercisable in a single year if that option, together with all incentive stock options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate fair market value in excess of $100,000, measured at the grant date.

Stock Appreciation Rights: Stock appreciation rights, or SARs, which may be granted alone or in tandem with options, have an economic value similar to that of options. When an SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the market price of the shares on the date of exercise and the exercise price of the shares under the SAR. Again, the exercise price for SARs normally is the market price of the shares on the date the SAR is granted. Under the 2014 Plan, holders of SARs may receive this payment - the appreciation value - either in cash or shares valued at the fair market value on the date of exercise. The form of payment will be determined by us.

Restricted Awards: Restricted awards are shares awarded to participants at no cost. Restricted awards can take the form of awards of restricted stock, which represent issued and outstanding shares subject to vesting criteria, or restricted stock units, which represent the right to receive shares subject to satisfaction of the vesting criteria. Restricted stock awards are forfeitable and non-transferable until the shares vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded. These awards will be subject to such conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals.

Performance Awards: A performance award is an award that may be in the form of cash or shares or a combination, based on the attainment of pre-established performance goals and other conditions, restrictions and contingencies identified by the administrator.

Performance Criteria: Under the 2014 Plan, one or more performance criteria will be used by the administrator in establishing performance goals. Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of our Company, as the administrator may deem appropriate, or as compared to the performance of a group of comparable companies, or published or special index that the administrator deems appropriate. In determining the actual size of an individual performance compensation award, the administrator may reduce or eliminate the amount of the award through the use of negative discretion if, in its sole judgment, such reduction or elimination is appropriate. The administrator shall not have the discretion to (i) grant or provide payment in respect of performance compensation awards if the performance goals have not been attained or (ii) increase a performance compensation award above the maximum amount payable under the 2014 Plan.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. No more than 500 shares may be issued to a single participant pursuant to stock options and stock appreciation rights in a calendar year. Re-pricing of outstanding stock awards is not permitted under the 2014 Plan. Except as otherwise determined by the administrator at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. Our board also has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the 2014 Plan or any outstanding award or may terminate the 2014 Plan as to further grants, provided that no amendment will, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable exchange, increase the number of shares available under the 2014 Plan, change the persons eligible for awards under the 2014 Plan, extend the time within which awards may be made, or amend the provisions of the 2014 Plan related to amendments. No amendment that would adversely affect any outstanding award made under the 2014 Plan can be made without the consent of the holder of such award. The 2014 Plan will terminate upon the earlier of the adoption of a resolution of the Board terminating the 2014 Plan, or September 3, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes thereto sets forth certain information with respect to the beneficial ownership of our common stock as of March 29, 2023 by (i) each director and named executive officer of the Company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of Common Stock, and (iii) all executive officers and directors of the Company as a group. The Company has only one class of stock, Common Stock, and each share of Common Stock is entitled to one (1) vote.

In calculating any percentage in the following table of Common Stock beneficially owned by one or more persons named therein, the following table assumes 83,295,857 shares of Common Stock issued and outstanding. Unless otherwise further indicated in the following table, the persons and entities named in the following table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name, subject to community property laws, where applicable. Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of each person beneficially owning in excess of 5% of the outstanding Common Stock named in the following table is 2431 Aloma Ave., Suite 124, Winter Park, FL 32792:

Name and Address of Beneficial Owner	Position of Beneficial Owner	Title of Class	Amount and Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Kelly Wilson (3)	Interim President and Interim Chief Executive Officer	Common Stock	15,609,698	18.74%
Glen Farmer(4)	Chief Financial Officer	Common Stock	409,000	* %
Noreen Griffin(5)	Vice President	Common Stock	10,257,983	12.10%
Robert Wilson(6)	Director	Common Stock	3,697,447	4.44%
Henry Louis Salomonsky(7)	Director	Common Stock	12,168,900	14.61%
All executive officers and directors (6 persons)		Common Stock	42,143,028	50.59%
Stephen Wilson	Former Chief Executive Officer	Common Stock	-	* %
Robert J. Dailey	5% Beneficial Owner	Common Stock	5,640,060	6.77%

* This director held less than 1% of the outstanding shares of common stock as of February 27, 2023.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of March 29, 2023, through the exercise or conversion of any stock option, convertible security, warrant or other right. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Based on 83,295,857 shares of Common Stock issued and outstanding as of February 27, 2023. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Consists of (i) 500 shares held directly by Ms. Wilson, (ii) 1,200 warrants exercisable into shares of Common Stock held directly Ms. Wilson, (ii) 15,607,998 shares held by Murphy Advisors, Inc. (“Murphy Advisors”), of which Kelly Wilson is the sole beneficial owner.

(4)	Consists of 409,000 shares of Common Stock held directly by Mr. Farmer.

(5)	Consists of (i) 429 shares held directly, (ii) 6,420 warrants exercisable into shares of Common Stock held directly by Ms. Griffin, (iii) 10,247,344 shares held by Global Reverb Corporation, of whose shares Noreen Griffin is the sole beneficial owner, (iv) 2,685 shares held by the Griffin Family Trust, of whose shares Noreen Griffin is the sole beneficial owner, (v) 705 shares held by Griffin Enterprises Group LLC, of whose shares Noreen Griffin is the sole beneficial owner, and (vi) 400 shares held by IMUN For Healthy Animals LLC, of whose shares Noreen Griffin is the sole beneficial owner. Her beneficially owned shares are included in the total for all officers and directors as a group.

(6)	Consists of (i) 3,696,947 shares of Common Stock held through Pixelheads Inc., of which Robert Wilson is the sole beneficial owner and (ii) 500 shares of Common Stock issuable upon the exercise of warrants.

(7)	Consists of (i) 20 shares of Common Stock held directly and (ii) 12,168,880 shares of Common Stock held by H. Louis Salomonsky Revocable Trust, of which Henry Louis Salomonsky is the sole beneficial owner.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	-

On September 4, 2014, we established the 2014 Plan. As of December 31, 2022, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan is 5,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

The following includes a summary of transactions since the beginning of our 2021 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On November 1, 2022 we entered into a consulting agreement with Kelly Wilson, our Interim Chief Executive Officer, Interim President and Chief Operating Officer. Pursuant to the terms of the consulting agreement, we agreed to pay Ms. Wilson a monthly fee of $21,000 and a monthly insurance stipend of $2,800, in return for 40-50 hours of weekly services. In lieu of cash compensation, Ms. Wilson may elect to receive restricted shares of the Company’s Common stock valued at whichever is lower: (a) 25% below any current offering price (or the most recent offering price if the Company is not engaged in the offering) or (b) 50% below the Company’s current common stock value as determined by the average of the previous 30 days’ closing market prices. This election can be made from 30 days before, and up to 90 days after, the date such cash should have been paid to Ms. Wilson. The agreement is for a term of one year, cancellable with 30 days written notice by either party.

On November 1, 2022 we entered into a consulting agreement with Glen Farmer, our Chief Financial Officer. Pursuant to the terms of the consulting agreement, we agreed to pay Mr. Farmer a monthly fee of $10,500 and a monthly insurance stipend of $2,800, in return for 20 hours of weekly services. In lieu of cash compensation, Mr. Farmer may elect to receive restricted shares of the Company’s Common stock valued at whichever is lower: (a) 25% below any current offering price (or the most recent offering price if the Company is not engaged in the offering) or (b) 50% below the Company’s current common stock value as determined by the average of the previous 30 days’ closing market prices. This election can be made from 30 days before, and up to 90 days after, the date such cash should have been paid to Mr. Farmer. The agreement is for a term of one year, cancellable with 30 days written notice by either party.

On April 29, 2020, we entered into an employment agreement with Kevin Phelps, our former Chief Executive Officer and Chief Financial Officer, setting forth the terms of Mr. Phelps’s employment. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Phelps an annual base salary of $240,000. Mr. Phelps was also eligible to receive a salary increase of 20% for his second year of employment and a salary increase of 15% for his third year of employment. Mr. Phelps also had the opportunity to receive a discretionary bonus of up to 33% based on the achieved milestones and goals. Mr. Phelps was entitled to employment benefits, including healthcare, dental, life insurance, and any other benefits offered to the Company’s employees. Mr. Phelps’s agreement provided for a three-year term, but could be terminated by the Board. Pursuant to the employment agreement, if we terminated Mr. Phelps’s employment after March 30, 2021, he would need to receive three months of written notice, and he was entitled to six months of base compensation and vesting of equity, benefits, and payments of past due compensation. The employment agreement contains customary confidentiality provisions.

On July 19, 2022, we entered into a separation agreement and release with Mr. Phelps providing for the separation of his employment effective as of July 18, 2022. Under the separation agreement, we agreed, subject to Mr. Phelps’s compliance with each and every provision of the separation agreement, to pay Mr. Phelps a severance payment of three convertible promissory notes, that in the aggregate, have a principal amount of $400,000. The separation agreement also includes a customary release of claims by Mr. Phelps in favor of the Company and its affiliates, as well as customary confidentiality and mutual non-disparagement provisions. Mr. Phelps’s resignation was not due to any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices.

Two of the notes are for a principal amount of $100,000 each. The third note is for the principal amount of $200,000. Each of the three notes: (a) matures on July 19, 2023, with the Company having the option to extend the maturity date by six months (b) carries a six percent (6.00%) per annum simple interest rate; (c) provides that, if converted by the holder in accordance with its terms, the Company shall issue a number of shares of common stock in the Company to the holder of the note equal to (i) the principal amount of the note divided by (ii) $0.05, subject to certain equitable adjustments; and (d) requires the note holder to notify the Company in writing by 11:59 p.m. on July 22, 2022, the expiration of the conversion provision in each note; of its intent to exercise its conversion right. If converted into shares of common stock, each of the three notes prohibits the note holder, without the prior written consent of the Company, from selling, pledging, or otherwise transferring such shares for one year from their date of issuance, except that up to 5% of the shares may be sold, pledged, or otherwise transferred during three of every four calendar quarters during the 18-month period following the issuance date of the converted Note. Mr. Phelps converted one note with a principal amount of $200,000 into 2,500,000 shares of common stock, and has two non-convertible notes outstanding, with principal amounts of $100,000 each, as such notes were not converted prior to the expiration of the conversion option.

On July 5, 2022, the Company’s board of directors approved the issuance of a $200,000 convertible promissory note to Noreen Griffin, for services performed in connection with the recapitalization of the Company. This note was converted into common shares at $0.05 per share during the quarter.

Under a Settlement Agreement and Release of Claims, dated July 1, 2022, among Kelly Wilson, Robert Wilson, and Noreen Griffin (collectively, the “Employees”), Murphy Advisors, and the Company (the “July 2022 Settlement Agreement”), the Company agreed to issue a convertible note in order to settle debts due to the Employees for past due wages and out-of-pocket reimbursable expenses. The Company owed $313,164 to Ms. Wilson for past due wages earned and $52,578 for out-of-pocket reimbursable expenses as of December 31, 2020, for an aggregate amount owed of $365,742. The Company owed Ms. Griffin $1,231,787 for past due wages as of December 31, 2020. Mr. Wilson was owed $230,000 for past due wages as of December 31, 2020. Collectively, the amount owed to the Employees was $1,827,530 (the “Debt”).

Pursuant to the July 2022 Settlement Agreement, the Company agreed to issue a 6% convertible promissory note payable to Murphy Advisors, of which Kelly Wilson is the sole beneficial owner, for $1,211,366 and with other terms including those described in this paragraph (the “Murphy Note”), and the Employees agreed that the July 2022 Settlement Agreement’s agreements and covenants constituted full payment of all claims related to employment, subject to potential indemnification obligations of the Company. The July 2022 Settlement Agreement also contains a non-disparagement covenant which provides that the Company may recover 50% of compensation paid under the Settlement Agreement for violation of the covenant. The Murphy Note allowed the holder to convert the principal amount plus all accrued and unpaid interest into shares of common stock for $0.05 per share of common stock at any time prior to July 22, 2022, upon notice to the Company. All principal and interest under the Murphy Note was repayable on its maturity date, July 14, 2023, subject to the Company’s right to extend the maturity date by six months. On July 25, 2022, Murphy Advisors converted the Murphy Note into 24,227,320 shares of common stock, of which Murphy Advisors received 15,604,818 shares, Pixelheads, Inc., of whose shares Mr. Wilson is the sole beneficial owner, received 3,695,358 shares, and Global Reverb Corporation, of whose shares Ms. Griffin is the sole beneficial owner, received the remaining 4,927,144 shares. All shares issued as a result of converting the Murphy Note are required to be restricted from transfer for 12 months following the date of issuance, then subject to a lock-up leak of 5% per quarter for three out of four quarters for the following 18 months

On March 31, 2022, the Company entered into a Release of Claims and Settlement Agreement with Dr. Moore. The agreement provided for release of employment, breach of contract and related claims and settlement of aggregate accrued but unpaid compensation through March 31, 2022. Pursuant to the agreement, Dr. Moore released claims to a total of $230,250 in compensation, including $15,000 accrued of the total $60,000 compensation for Board service in 2022, $120,000 in total Board service compensation that accrued prior to 2022, and $95,250 in total consulting service compensation unrelated to Board service that accrued prior to 2022. The agreement also contains a non-disparagement covenant which provides that the Company may recover 50% of compensation paid under the agreement for violation of the covenant. Pursuant to the agreement, on July 14, 2022, Dr. Moore was issued a 6% convertible promissory note in the principal amount of $230,250, bearing interest at 6%, accruing on an annual basis. All principal and interest under the convertible promissory note was repayable on its maturity date, July 14, 2023, subject to the Company’s right to extend the maturity date by six months. The convertible note allowed the holder to convert the principal amount plus all accrued and unpaid interest into shares of common stock for $0.05 per share of common stock at any time prior to July 22, 2022, upon notice to the Company. On July 18, 2022, Dr. Moore sold the convertible note and all rights under the note to Henry Louis Salomonsky, a director of the Company, for $135,000. Mr. Salomonsky immediately fully converted the convertible note into 4,605,000 shares of common stock. All shares issued as a result of converting the convertible note are required to be restricted from transfer for 12 months following the date of issuance, then subject to a lock-up leak of 5% per quarter for three out of four quarters for the following 18 months.

Similarly, on March 31, 2022, the Company entered into a Release of Claims and Settlement Agreement with Dr. Selsky. The agreement provided for release of employment, breach of contract and related claims and settlement of aggregate accrued but unpaid compensation for services that were provided through March 31, 2022. Pursuant to the agreement, Dr. Selsky released claims for a total of $250,000 in compensation, for Board service fees earned from 2018 to 2020. Accrued Board service fees totaling $15,000 that were earned from January 2022 to March 2022, and accrued Board service fees totaling $35,000 that were earned subsequent to March 2022, were not subject to the agreement. None of the agreement amount paid any of the accrued $50,000 compensation for Board service in 2022. The agreement also contains a non-disparagement covenant which provides that the Company may recover 50% of compensation paid under the agreement for violation of the covenant. Pursuant to the agreement, on July 14, 2022, Dr. Selsky was issued two 6% convertible promissory notes each in the principal amount of $125,000, bearing interest at 6%, accruing on an annual basis. All principal and interest under the convertible promissory notes were repayable on their maturity date, July 14, 2023, subject to the Company’s right to extend the maturity date by six months. The convertible note allowed the holder to convert the principal amount plus all accrued and unpaid interest into shares of common stock for $0.05 per share of common stock at any time prior to July 22, 2022, upon notice to the Company. On July 15, 2022, Dr. Selsky sold one of the convertible notes and all rights under the note to Mr. Salomonsky for aggregate consideration of $125,000. Mr. Salomonsky immediately converted the purchased convertible note into 2,500,000 shares of common stock. On July 15, 2022, Dr. Selsky converted the remaining convertible note into 2,500,000 shares of common stock. All shares issued as a result of converting the convertible note are required to be restricted from transfer for 12 months following the date of issuance, then subject to a lock-up leak of 5% per quarter for three out of four quarters for the following 18 months.

On March 24, 2023, the Company issued a $100,000 promissory note to H. Louis Salomonsky, a Director of the Company. The note matures in 90 days and pays interest of 8%.

Director Independence

We do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2022 and 2021. Fees for the year ended December 31, 2022 and 2021 includes fees paid to Turner, Stone & Company, L.L.P.

	December 31, 2022	December 31, 2021

Audit Fees	$64,157	$48,500
Audited Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
TOTAL	$64,157	$48,500

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Turner Stone, & Company, L.L.P. for our financial statements as of and for the year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 76)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

(b) Exhibits:

Exhibit	Description

3.1	Restated Articles of Incorporation of Resort Clubs International, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form 10 filed on April 22, 2013).
3.2	Articles of Amendment to Restated Articles of Incorporation filed October 27, 2014, (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on August 16, 2021).
3.3	Articles of Amendment to Articles of Incorporation for Immune Therapeutics, Inc. filed on February 6, 2020 (incorporated by reference to Exhibit 10.68 to the Quarterly Report on Form 10-Q filed on June 29, 2020).
3.4	Articles of Amendment to Articles of Incorporation for Immune Therapeutics, Inc. filed on March 12, 2020 (incorporated by reference to Exhibit 10.69 to the Quarterly Report on Form 10-Q filed on June 29, 2020).
3.7	Amended and Restated Bylaws of TNI BioTech, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 filed on April 22, 2013).
10.1+	Sale and Assignment of Patent and Transfer of Technology Agreement with Nicholas Plotnikoff dated March 4, 2012 (incorporated by reference to Exhibit 10.1 to Amendment No. 6 to the Registration Statement on Form 10 filed on November 21, 2013).
10.2	Agreement with Professor Shan dated March 15, 2013 (incorporated by reference to Exhibit 10.2 to Amendment No. 6 to the Registration Statement on Form 10 filed on November 21, 2013).
10.3+	Patent License Agreement with Penn State Research Foundation dated January 18, 2012 (incorporated by reference to Exhibit 10.3 to Amendment No. 6 to the Registration Statement on Form 10 filed on November 21, 2013).

10.4	Patent License Agreement Between Immune Therapeutics, Inc. and Jacqueline Young for the intellectual property of Dr. Bernard Bihari dated as of August 13, 2012 (incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10 filed on June 7, 2013).
10.5+	Intellectual Property License Agreement, dated September 30, 2022, between Immune Therapeutics, Inc. and TaiwanJ Pharmaceuticals Co. Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 12, 2022).
10.6*	First Amendment to Promissory Note between Immune Therapeutics, Inc. and Ira Gaines dated November 4, 2022.
10.7*	Settlement Agreement between Immune Therapeutics, Inc. and Jack Brewer dated October 23, 2022.
10.8†	Executive Consulting Agreement between Immune Therapeutics, Inc. and Kelly Wilson, dated November 1, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 9, 2022).
10.9†	Executive Consulting Agreement between Immune Therapeutics, Inc. and Glen Farmer, dated November 1, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 9, 2022).
14.1	Code of Business Ethics and Conduct
21.1	List of Subsidiaries of the registrant
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

+	Certain confidential information contained these exhibits has been omitted in accordance with Item 6.01(b)(10) because it is both (i) not material and (ii) is the type that we treat as private or confidential because it would be competitively harmful if publicly disclosed

†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

Your Vision Our Focus

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Immune Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immune Therapeutics, Inc. as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Immune Therapeutics, Inc. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations since inception and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Immune Therapeutics, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Immune Therapeutics, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Turner, Stone & Company, L.L.P. Accountants and Consultants 12700 Park Central Drive, Suite 1400 Dallas, Texas 75251 Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665 Toll Free: 877-853-4195
Web site: turnerstone.com	INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Intangible Assets

Critical Audit Matter Description

The impairment evaluation of long-lived assets is an assessment that begins with the Company’s monitoring of indicators of impairment on an individual asset basis, which the Company believes is the lowest level for which there are identifiable cash flows. The Company reviews long-lived assets for impairment indicators on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company performed a full quantitative impairment assessment as of December 31, 2022, for all intangible assets. When performing a quantitative impairment assessment, the Company estimates undiscounted cash flows at the asset level from continuing use through the remainder of the asset’s estimated useful life. If the estimated undiscounted cash flows are not sufficient to recover a long-lived asset’s carrying value, the Company then compares the carrying value of the asset with its estimated fair value. The Company applies significant judgment in estimating the fair value of its intangible assets, based on expected revenues, industry and business growth and expected residual cash flows at net present value. When the estimated fair value is determined to be lower than the carrying value of the asset group, the asset group is written down to its estimated fair value.

We identified the impairment of long-lived assets as a critical audit matter because of the significant judgment required by management to determine estimated expected revenues, growth and discounted cash flows. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s judgements and estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s model which included projected revenues based on forecasted patient treatment rates and discounted cash flow analysis included the following, among others:

-	We evaluated management’s ability to forecast future cash flows by evaluating management’s 2023 forecast of estimated future cash flows (“forecast”) assumptions including, but not limited to, the forecasted performance driven by expected distribution channels, number of patients treated and expected operating costs.

-	We reviewed the completeness and accuracy of the underlying data used in management’s forecast.

-	We tested the underlying source information where available and mathematical accuracy of the calculations.

/s/ Turner, Stone & Company, L.L.P.

We have served as Immune Therapeutics, Inc.’s auditor since 2012.

Dallas, Texas

April 7, 2023

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021
ASSETS

Current Assets:
Cash	$150,491	$493,885
Equity securities at fair value	-	2,645,000
Total current assets	150,491	3,138,885

Intangible Assets:
Patents and licenses	762,500	-

Deposits	50,728	-

Total Assets	$963,719	$3,138,885

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,300,366	$2,184,848
Accrued payroll	336,002	3,421,176
Notes payable, net of debt discount	696,478	3,070,208
Due to related parties	394,736	891,420
Undocumented investor advances	-	715,631
Accrued interest	64,455	564,300
Accrued liabilities	136,057	239,558
License fees payable	549,079	-
Total current liabilities	3,477,173	11,087,141

Total Liabilities	3,477,173	11,087,141

Commitments and Contingencies

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 and 750,000,000 shares authorized, respectively; 83,045,857 and 483,714 shares issued and outstanding respectively	8,305	49
Additional paid in capital	380,436,432	371,473,810
Stock issuances due	10,303	10,303
Accumulated deficit	(382,968,494)	(379,432,418)

Total stockholders’ deficit	(2,513,454)	(7,948,256)
Total Liabilities and Stockholders’ Deficit	$963,719	$3,138,885

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

Revenues, net	$-	$-
Cost of products sold	-	-
Gross profit	-	-

Operating expenses:
Selling, general and administrative	1,149,257	585,502
Research and development expense	14,236	152,667
Total operating expenses	1,163,493	738,169

Loss from operations	(1,163,493)	(738,169)

Other income (expense):
Gain on issuance of Forte license	3,165,151	-
Interest expense	(120,403)	(210,919)
Receipt of common shares	-	5,761,500
Change in market value of common shares	(2,645,000)	(3,116,500)
(Loss) gain on settlement of obligations and conversion of debt	(1,166,418)	711,892
Gain on derivative liability valuation	-	1,178,230
Charge from warrant modification and debt settlement	(1,605,913)	-
Total other income (expense)	(2,372,583)	4,324,203
Net (loss) income	$(3,536,076)	$3,586,034

Basic earnings (loss) per share attributed to common stockholders	$(0.10)	$7.43
Diluted earnings (loss) per share attributed to common stockholders	$(0.10)	$0.38

Basic weighted average number of shares outstanding	36,290,359	482,826
Diluted weighted average number of shares outstanding	36,290,359	9,394,164

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total

Balance December 31, 2020	476,504	48	$371,341,120	$10,303	$(383,018,452)	$(11,666,981)

Issuance of common stock upon conversion of notes	5,402	1	56,479	-	-	56,480

Extinguishment of derivative liability upon conversion of debt	-	-	76,211	-	-	76,211

Effect of fractional shares upon reverse stock split	1,808	-	-	-	-	-

Net income	-	-	-	-	3,586,034	3,586,034

Balance December 31, 2021	483,714	$49	$371,473,810	$10,303	$(379,432,418)	$(7,948,256)

Issuance of common stock upon conversion of notes	64,125,963	6,413	6,276,755	-	-	6,283,168

Issuance of common stock upon exercise of warrants	18,086,680	1,808	721,516	-	-	723,324

Charge resulting from warrant modification	-	-	1,605,913	-	-	1,605,913

Issuance of common stock for services	99,500	10	95,963	-	-	95,973

Issuance of common stock for intangible assets	250,000	25	262,475	-	-	262,500

Net Loss	-	-	-	-	(3,536,076)	(3,536,076)

Balance, December 31, 2022	83,045,857	$8,305	$380,436,432	$10,303	$(382,968,494)	$(2,513,454)

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,536,076)	$3,586,034

Adjustments to reconcile net loss to net cash flows used in operating activities:
Gain on issuance of Forte license agreement	(3,165,151)	-
Gain recognized upon receipt of equity securities	-	(5,761,500)
Loss on impairment on investment in common stock	2,645,000	3,116,500
Loss (gain) on settlement of obligations	1,166,418	(711,892)
Change in value of derivative liability	-	(1,178,230)
Amortization of debt discount	-	34,790
Loss from warrant modification	1,605,913	-

Changes in operating assets and liabilities:
Deposits	(50,728)	200
Accounts payable	388,539	103,752
Accrued payroll	4,620	24,000
Accrued interest	130,229	176,131
Accrued liabilities	(75,321)	18,498
Due to related parties	304,736	360,000

Net cash used in operating activities	(581,821)	(231,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(500,000)	-
Net cash used in investing activities	(500,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from undocumented investor advances	6,369	715,631
Proceeds from related parties	417,058	-
Proceeds from issuance of notes	315,000	-
Net cash provided by financing activities	738,427	715,631

(Decrease) increase in cash	(343,394)	483,914
Cash and cash equivalents, beginning of year	493,885	9,971
Cash and cash equivalents, end of year	$150,491	$493,885

	2022	2021

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reclassification of accrued interest to notes payable	$7,006,492	$243,568
Conversion of notes and accrued interest to common stock	$95,973	$56,480
Stock issued for intangible assets	$262,500	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

1. Organization and Description of Business

Company Overview

Immune Therapeutics Inc. (the “Company” or “IMUN”) is a Florida Public Company trading on the OTC-Pink. The Company has been inactive for the last year due to a lack of funding, and with the Company’s current structure, it is impossible to move forward until a restructuring of the Company is completed.

Going Concern

As of December 31, 2022, the Company had $150,491 in cash on hand, negative working capital of $3,326,682 and a stockholders’ deficit of $2,513,454. For the year ended December 31, 2022, the Company reported net loss attributable to common shareholders of $3,536,076. Included in net loss for the year ended December 31, 2022 was a non-cash operating loss of $2,645,000 related to the change in market value of investment in STAB common shares.

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

Working capital at December 31, 2022 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Company History

Immune Therapeutics, Inc. (“the Company”, “Immune”) was initially incorporated in Florida on December 2, 1993, as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs. Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”). On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all the outstanding shares of TNI BioTech IP, Inc. On September 4, 2014, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc. We filed our name change amendment with the Secretary of State of Florida on October 27, 2014, changing our name to Immune Therapeutics, Inc. On February 28, 2023, we received a written consent from a majority of our outstanding shareholders to change the name of our Company to “Biostax Corp.” We plan to file our name change amendment with the Secretary of State of Florida at least twenty calendar days after the filing of a definitive information statement on Schedule 14C, mailing of the information statement to shareholders on record as of the date of the filing of the definitive information statement, and after the Financial Industry Regulatory Authority, Inc. processes our name change.

In December 2013, the Company formed a subsidiary, Cytocom Inc. (“Cytocom”), to focus on conducting LDN and MENK clinical trials in the United States. The Company also transferred certain rights to Cytocom, including rights, titles, and interests in or relating to intellectual property, which are further described in the section of “Intellectual Property – Licensing”. On June 4, 2018, our Company and Cytocom entered into a stock purchase agreement (the “Stock Agreement”), pursuant to which the Company canceled approximately $4,000,000 of debt it owed to Cytocom in exchange for ten percent (10%) of the issued and outstanding common stock of Cytocom, as calculated on a fully diluted basis. On April 8, 2019, pursuant to a licensing amendment, which is further described under our “Intellectual Property – Licensing” we owned 15.57% of the outstanding common shares of Cytocom.

In the third quarter of 2021, Cytocom announced the completion of its merger with Cleveland BioLabs, Inc. (“CBLI”) which resulted in the Company’s receipt of 1,150,000 common shares of CBLI, reflecting the Company’s retained minority interest in Cytocom. The merger was completed in July 2021. Subsequent to the merger, CBLI adopted a new corporate name, Statera BioPharma, Inc., with the ticker symbol “STAB,” effective on September 1, 2021. Cytocom emerged as a publicly traded entity following the merger with CBLI.

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

Derivative Financial Instruments

FASB ASC 815, Fair Value Measurements requires bifurcation of certain embedded derivative instruments in certain debt or equity instruments, and measurement at their fair value for accounting purposes. A holder redemption feature embedded in the Company’s note payable requires bifurcation from its host instrument and is accounted for as a freestanding derivative. The Company held no derivative financial instruments at December 31, 2022.

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

As of December 31, 2022 and 2021, and at the date of adoption, the Company did not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2022 and 2021, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net income (loss) per share calculation, shares to be issued pursuant to convertible debt and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net income (loss) per share in 2022 because their effect would be anti-dilutive. A total of 38,495 warrants and 15,218,668 shares, resulting from the conversion of principal and interest on convertible notes, have been excluded from this calculation for the period ended December 31, 2022.

The Company’s potentially dilutive securities which include primarily warrants, have been included in the computation of diluted net income per share for the twelve-month periods ended December 31, 2022 and 2021.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Basic EPS
(Loss) available to common stockholders	$(3,536,076)	36,260,359	$(0.10)

Diluted EPS
Effect of warrants and notes payable convertible into common stock	$(3,536,076)	36,260,359	$(0.10)

Recent Accounting Standards

During the year ended December 31, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

The Company evaluated the carrying value of the STAB common shares during the second quarter of 2022 and determined that an impairment loss of $362,250 should be reflected in the Statement of Operations. The impairment loss reflects the Company’s assessment of a series of events reported by Statera BioPharma, Inc. to the Securities and Exchange Commission on and after March 25, 2022 including alleged events of default with respect to STAB’s outstanding indebtedness, resignations of members of STAB’s board of directors and notice by STAB to NASDAQ of its failure to comply with the Nasdaq Listing Rules. As a result of the foregoing, the Company recognized an impairment loss of $2,645,000 during the period ended December 31, 2022.

4. Notes payable

As of December 31, 2022, the Company had $696,478 in notes payable to shareholders of record. During the twelve months ended December 31, 2022 and December 31, 2021, the Company issued $315,000 and zero, respectively in new promissory notes.

Notes Payable at December 31, 2022 and 2021:

	December 31,
	2022	2021
Promissory notes issued between December 2014 and January 2015. Lender earns interest at 10%. Notes were to be repaid in 36 monthly instalments of principal and interest commencing no later than October 15, 2015.	$-	$70,000

Promissory notes issued between May 2015 and June 2016 and matured between February 2017 and November 2018. Lenders earn interest at rates between 2% and 10%.	$-	149,500

Promissory notes were issued in 2016. The notes accrue interest at 2% and matured between November 2017 and December 2017.	$-	606,500

Promissory notes were issued in 2017 accrue interest at 2% and matured between January 2018 and September 2018.	$-	205,000

Promissory notes were issued in 2017 accrue interest at 2% and matured in May 2018.	$-	150,000

Promissory notes were issued in 2017 accrue interest at 2% and matured between August 2018 and September 2018.	$-	116,800

Promissory notes were issued in 2017 accrue interest at 2%.	$-	105,500

Promissory notes were issued in the 2018 accrue interest at 2% and matured between May 2018 and January 2019.	$-	47,975

Promissory notes were issued in 2018 accrue interest at 2% and matured between July 2018 and October 2018. These notes include warrants between 1,000 and 5,000 shares with an exercise price of $5.	$-	65,000

Promissory notes were issued in 2018. The notes accrue interest at 2% and matured between August 2019 and January 2019. These notes include warrants between 60,000 and 500,000 shares with an exercise price of $0.05.	$-	118,000

Promissory notes were issued in 2018. The notes accrue interest at 2% and matured between January 2019 and November 2019. These notes include warrants between 200 and 39,500 shares with an exercise price of $5 to $40.	$-	323,855

Promissory note was issued to a related party in the first quarter of 2019. The note accrues interest at 2% and matured during July 2019. The note includes warrants for 4,600 shares with an exercise price of $5.	$-	23,000

Promissory note was issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. The note is in default.	$231,478	231,478

Promissory note was issued in the second quarter of 2019 accrues interest at 2% and matured in July 2019. The notes include warrants for 10,000 shares with an exercise price of $5.	$-	10,000

Promissory note issued in 2019 for the settlement of debt in the same amount and matured in 2021. Lender earns interest at 15%. This note was modified in November 2022, extending maturity to September 2023.	$150,000	150,000

Promissory notes issued in the first quarter of 2021 in connection with a Note Purchase Agreement with a previous note holder. The new notes reflect all principal, interest and penalties associated with the original instrument. These notes accrue interest at 5% and a penalty rate of 7%. The holder of $348,800 of these notes (Global Reverb Corp.) is an entity wholly owned by the Company’s former Chief Executive Officer that is also a former director of the Company.	-	697,600

Promissory note issued in 2022 and matures in 2023. Lender earns interest at 6%. The note is convertible into common stock at $0.05 per share.	65,000	-

Promissory note issued in 2022 and matures in 2023. Lender earns interest at 6%. The note is convertible into common stock at $0.05 per share. The holder of the note is a former board member and the former Chief Executive Officer of the Company.	200,000	-

Promissory note issued in 2022 and matures in 2023. Lender earns interest at 7.75%.	$50,000	-

Total	$696,478	$3,070,208

As of December 31, 2022 and 2021, the Company had accrued $64,455 and $564,300, respectively, in unpaid interest and default penalties.

Gain on Settlement of Debt

During the year ended December 31, 2022, the Company recognized a non-cash loss of $1,166,418 upon the settlement of certain liabilities. December 31, 2021, the Company recognized a non-cash gain of $711,892 on the consolidated statements of operations upon the settlement of certain liabilities.

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

As of December 31, 2022, and 2021, the Company was authorized to issue 750,000,000 and 750,000,000 common shares, respectively, at a par value of $0.0001 per share. As of December 31, 2022, and 2021, the Company had 83,045,857 and 483,714 shares of common stock outstanding, respectively.

Common Stock Warrants

The Company did not issue or modify any warrants in the twelve-month period ended December 31, 2022.

When the Company sells its stock to stockholders for cash, it periodically issues common stock warrants to the investors at prices agreed at the date of the original sale. The Company incurs a cost for the rights attached to the warrants, which is calculated using the Black-Scholes Model and is reported in the Statements of Operations in the period of issuance.

A summary of outstanding warrants as of December 31, 2022 follows:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

First Quarter 2023	4,000	$30-40	.25
Second Quarter 2023	1,000	200	.50
Third Quarter 2023	1,500	100	.75
Third Quarter 2028	3,000	70	5.75
Second Quarter 2032	28,995	10-70	9.50
	38,495	$10-200

Following is a summary of outstanding stock warrants activity for the twelve months ended December 31, 2022 and 2021:

	Number of Shares	Exercise Price Per Share	Weighted Average Price

Warrants as of December 31, 2020	20,081,035	$0.05-200	$4.22
Issued	-	-	-
Expired and forfeited	(23,873)	14-200	144,78
Exercised	-	-	-
Warrants as of December 31, 2021	20,057,162	2-290	5.21
Issued	-	-	-
Expired and forfeited	(2,293,667)	0.05-290	205.25
Exercised	(17,725,000)	0.05	0.05
Warrants as of December 31, 2022	38,495	$10-200	$59.42

7. Income Taxes

There was no income tax expense reflected in the results of operations for the years ended December 31, 2022 and 2021. As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $92,490,000 which may be used to offset future taxable income.

Approximately $64,629,000 will expire in 2033 while $27,861,000 will be limited to 80% of taxable income but will not expire.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

Deferred tax assets:

	2022	2021

Net operating losses	$19,423,000	$23,281,000
Temporary differences	893,000	21,000
Total deferred tax assets	18,530,000	23,302,000

Valuation allowance	(18,530,000)	(23,302,000)

Total deferred tax assets, net	$-	$-

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

	For the year ended December 31,
	2022	2021

Statutory federal tax rate	21.00%	21.00%
Permanent differences	(17.2)%	11.4%
Temporary differences	(25.3)%	1,142.3%
Valuation allowance	21.5%	(1,174.7)%
Effective tax rate	0.0%	0.0%
Provision for income taxes	-	-

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2022, and 2021, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2022 and 2021. The Company did not recognize any interest or penalties during fiscal 2022 or 2021 related to unrecognized tax benefits.

8. Licenses and Supply Agreements

Forte Animal Health, Inc.

On July 8, 2021, the Company amended the license agreement (the “Amended License Agreement”) with Forte Animal Health Inc. (“Forte”), a related party, dated February 27, 2020.

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

In connection with the amended license agreement, Forte issued 2,235,000 of its outstanding stock to the Company, representing 15% of the issued and outstanding shares of Forte. The Company has not recognized a minority interest in the balance sheet as of December 31, 2022 as Forte is in the start-up phase of its business and has no earnings from operations to date.

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

Cytocom and the Company are actively engaged in negotiations to modify the terms of the original sublicense. The Company expects the additional amendment to be executed by both parties in the quarter ending June 30, 2023.

Consideration for License to Cytocom as of December 31, 2022

Consideration / Assumption of:
Notes and associated accrued interest in default	$3,302,209
Accounts payable and accruals	230,000
Past Due Employee Obligations	1,110,567
Total anticipated Consideration	$4,642,776
Recognized through December 31, 2020	(3,302,209)
To Be Recognized upon Execution	$1,340,567

As of December 31, 2022, the Notes transaction has not been fully executed. The Notes in default have been assigned and the transfer signed off by the creditors, but Cytocom still has not completed the assumption of the agreed upon obligations. Until the transaction is completed Cytocom (Statera) does not have clear title and interest to the Immune technology.

In March 2023, the Company and Cytocom negotiated an amendment to the licensing agreement (“Third License Amendment”) which has been submitted to the board of directors of Cytocom for approval. The Third License Amendment:

●	Restates the licensing arrangement between the Company and Cytocom and grants the Company manufacturing, distribution and marketing rights for LDN and MENK, in humans for all indications except Crohn’s Disease (worldwide), and animals (US only).
●	Grants the Company the right grant sublicenses to third parties for the manufacturing, distribution and marketing of these products.
●	Updates the royalty rates as follows:

Annual Sales of Royalty Qualifying Licensed Products	Royalty Rate
<$500,000,000	2%
500,000,000 to < $1,000,000,000	4%
> $1,000,000,000)	6%

The Company anticipates the Third License Amendment to be approved in April 2023.

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

On January 19, 2023, the Company’s board of directors voted to issue an additional 250,000 shares of common stock to TaiwanJ. These shares were issued as a result of the Company’s delay in paying the required $500,000 up front license agreement fee.

9. Commitments and Contingencies

Our principal commitments consist mostly of obligations under the loans described above, the operating leases described under Item 2 “Properties” and obligations disclosed under various licensing agreements. We do not have any purchase obligations with any suppliers.

10. Related Party Transactions

On November 1, 2022 we entered into a consulting agreement with Kelly Wilson, our Interim Chief Executive Officer, Interim President and Chief Operating Officer. Pursuant to the terms of the consulting agreement, we agreed to pay Ms. Wilson a monthly fee of $21,000 and a monthly insurance stipend of $2,800, in return for 40-50 hours of weekly services. In lieu of cash compensation, Ms. Wilson may elect to receive restricted shares of the Company’s Common stock valued at whichever is lower: (a) 25% below any current offering price (or the most recent offering price if the Company is not engaged in the offering) or (b) 50% below the Company’s current common stock value as determined by the average of the previous 30 days’ closing market prices. This election can be made from 30 days before, and up to 90 days after, the date such cash should have been paid to Ms. Wilson. The agreement is for a term of one year, cancellable with 30 days written notice by either party.

On November 1, 2022 we entered into a consulting agreement with Glen Farmer, our Chief Financial Officer. Pursuant to the terms of the consulting agreement, we agreed to pay Mr. Farmer a monthly fee of $10,500 and a monthly insurance stipend of $2,800, in return for 20 hours of weekly services. In lieu of cash compensation, Mr. Farmer may elect to receive restricted shares of the Company’s Common stock valued at whichever is lower: (a) 25% below any current offering price (or the most recent offering price if the Company is not engaged in the offering) or (b) 50% below the Company’s current common stock value as determined by the average of the previous 30 days’ closing market prices. This election can be made from 30 days before, and up to 90 days after, the date such cash should have been paid to Mr. Farmer. The agreement is for a term of one year, cancellable with 30 days written notice by either party.

On April 29, 2020, we entered into an employment agreement with Kevin Phelps, our former Chief Executive Officer and Chief Financial Officer, setting forth the terms of Mr. Phelps’s employment. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Phelps an annual base salary of $240,000. Mr. Phelps was also eligible to receive a salary increase of 20% for his second year of employment and a salary increase of 15% for his third year of employment. Mr. Phelps also had the opportunity to receive a discretionary bonus of up to 33% based on the achieved milestones and goals. Mr. Phelps was entitled to employment benefits, including healthcare, dental, life insurance, and any other benefits offered to the Company’s employees. Mr. Phelps’s agreement provided for a three-year term, but could be terminated by the Board. Pursuant to the employment agreement, if we terminated Mr. Phelps’s employment after March 30, 2021, he would need to receive three months of written notice, and he was entitled to six months of base compensation and vesting of equity, benefits, and payments of past due compensation. The employment agreement contains customary confidentiality provisions.

On July 19, 2022, we entered into a separation agreement and release with Mr. Phelps providing for the separation of his employment effective as of July 18, 2022. Under the separation agreement, we agreed, subject to Mr. Phelps’s compliance with each and every provision of the separation agreement, to pay Mr. Phelps a severance payment of three convertible promissory notes, that in the aggregate, have a principal amount of $400,000. The separation agreement also includes a customary release of claims by Mr. Phelps in favor of the Company and its affiliates, as well as customary confidentiality and mutual non-disparagement provisions. Mr. Phelps’s resignation was not due to any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices.

Two of the notes are for a principal amount of $100,000 each. The third note is for the principal amount of $200,000. Each of the three notes: (a) matures on July 19, 2023, with the Company having the option to extend the maturity date by six months (b) carries a six percent (6.00%) per annum simple interest rate; (c) provides that, if converted by the holder in accordance with its terms, the Company shall issue a number of shares of common stock in the Company to the holder of the note equal to (i) the principal amount of the note divided by (ii) $0.05, subject to certain equitable adjustments; and (d) requires the note holder to notify the Company in writing by 11:59 p.m. on July 22, 2022, the expiration of the conversion provision in each note; of its intent to exercise its conversion right. If converted into shares of common stock, each of the three notes prohibits the note holder, without the prior written consent of the Company, from selling, pledging, or otherwise transferring such shares for one year from their date of issuance, except that up to 5% of the shares may be sold, pledged, or otherwise transferred during three of every four calendar quarters during the 18-month period following the issuance date of the converted Note. Mr. Phelps converted one note with a principal amount of $200,000 into 2,500,000 shares of common stock, and has two non-convertible notes outstanding, with principal amounts of $100,000 each, as such notes were not converted prior to the expiration of the conversion option.

On July 5, 2022, the Company’s board of directors approved the issuance of a $200,000 convertible promissory note to Noreen Griffin, for services performed in connection with the recapitalization of the Company. This note was converted into common shares at $0.05 per share during the quarter.

Under a Settlement Agreement and Release of Claims, dated July 1, 2022, among Kelly Wilson, Robert Wilson, and Noreen Griffin (collectively, the “Employees”), Murphy Advisors, and the Company (the “July 2022 Settlement Agreement”), the Company agreed to issue a convertible note in order to settle debts due to the Employees for past due wages and out-of-pocket reimbursable expenses. The Company owed $313,164 to Ms. Wilson for past due wages earned and $52,578 for out-of-pocket reimbursable expenses as of December 31, 2020, for an aggregate amount owed of $365,742. The Company owed Ms. Griffin $1,231,787 for past due wages as of December 31, 2020. Mr. Wilson was owed $230,000 for past due wages as of December 31, 2020. Collectively, the amount owed to the Employees was $1,827,530 (the “Debt”).

Pursuant to the July 2022 Settlement Agreement, the Company agreed to issue a 6% convertible promissory note payable to Murphy Advisors, of which Kelly Wilson is the sole beneficial owner, for $1,211,366 and with other terms including those described in this paragraph (the “Murphy Note”), and the Employees agreed that the July 2022 Settlement Agreement’s agreements and covenants constituted full payment of all claims related to employment, subject to potential indemnification obligations of the Company. The July 2022 Settlement Agreement also contains a non-disparagement covenant which provides that the Company may recover 50% of compensation paid under the Settlement Agreement for violation of the covenant. The Murphy Note allowed the holder to convert the principal amount plus all accrued and unpaid interest into shares of common stock for $0.05 per share of common stock at any time prior to July 22, 2022, upon notice to the Company. All principal and interest under the Murphy Note was repayable on its maturity date, July 14, 2023, subject to the Company’s right to extend the maturity date by six months. On July 25, 2022, Murphy Advisors converted the Murphy Note into 24,227,320 shares of common stock, of which Murphy Advisors received 15,604,818 shares, Pixelheads, Inc., of whose shares Mr. Wilson is the sole beneficial owner, received 3,695,358 shares, and Global Reverb Corporation, of whose shares Ms. Griffin is the sole beneficial owner, received the remaining 4,927,144 shares. All shares issued as a result of converting the Murphy Note are required to be restricted from transfer for 12 months following the date of issuance, then subject to a lock-up leak of 5% per quarter for three out of four quarters for the following 18 months

On March 31, 2022, the Company entered into a Release of Claims and Settlement Agreement with Dr. Moore. The agreement provided for release of employment, breach of contract and related claims and settlement of aggregate accrued but unpaid compensation through March 31, 2022. Pursuant to the agreement, Dr. Moore released claims to a total of $230,250 in compensation, including $15,000 accrued of the total $60,000 compensation for Board service in 2022, $120,000 in total Board service compensation that accrued prior to 2022, and $95,250 in total consulting service compensation unrelated to Board service that accrued prior to 2022. The agreement also contains a non-disparagement covenant which provides that the Company may recover 50% of compensation paid under the agreement for violation of the covenant. Pursuant to the agreement, on July 14, 2022, Dr. Moore was issued a 6% convertible promissory note in the principal amount of $230,250, bearing interest at 6%, accruing on an annual basis. All principal and interest under the convertible promissory note was repayable on its maturity date, July 14, 2023, subject to the Company’s right to extend the maturity date by six months. The convertible note allowed the holder to convert the principal amount plus all accrued and unpaid interest into shares of common stock for $0.05 per share of common stock at any time prior to July 22, 2022, upon notice to the Company. On July 18, 2022, Dr. Moore sold the convertible note and all rights under the note to Henry Louis Salomonsky, a director of the Company, for $135,000. Mr. Salomonsky immediately fully converted the convertible note into 4,605,000 shares of common stock. All shares issued as a result of converting the convertible note are required to be restricted from transfer for 12 months following the date of issuance, then subject to a lock-up leak of 5% per quarter for three out of four quarters for the following 18 months.

Similarly, on March 31, 2022, the Company entered into a Release of Claims and Settlement Agreement with Dr. Selsky. The agreement provided for release of employment, breach of contract and related claims and settlement of aggregate accrued but unpaid compensation for services that were provided through March 31, 2022. Pursuant to the agreement, Dr. Selsky released claims for a total of $250,000 in compensation, for Board service fees earned from 2018 to 2020. Accrued Board service fees totaling $15,000 that were earned from January 2022 to March 2022, and accrued Board service fees totaling $35,000 that were earned subsequent to March 2022, were not subject to the agreement. None of the agreement amount paid any of the accrued $50,000 compensation for Board service in 2022. The agreement also contains a non-disparagement covenant which provides that the Company may recover 50% of compensation paid under the agreement for violation of the covenant. Pursuant to the agreement, on July 14, 2022, Dr. Selsky was issued two 6% convertible promissory notes each in the principal amount of $125,000, bearing interest at 6%, accruing on an annual basis. All principal and interest under the convertible promissory notes were repayable on their maturity date, July 14, 2023, subject to the Company’s right to extend the maturity date by six months. The convertible note allowed the holder to convert the principal amount plus all accrued and unpaid interest into shares of common stock for $0.05 per share of common stock at any time prior to July 22, 2022, upon notice to the Company. On July 15, 2022, Dr. Selsky sold one of the convertible notes and all rights under the note to Mr. Salomonsky for aggregate consideration of $125,000. Mr. Salomonsky immediately converted the purchased convertible note into 2,500,000 shares of common stock. On July 15, 2022, Dr. Selsky converted the remaining convertible note into 2,500,000 shares of common stock. All shares issued as a result of converting the convertible note are required to be restricted from transfer for 12 months following the date of issuance, then subject to a lock-up leak of 5% per quarter for three out of four quarters for the following 18 months.

On March 24, 2023, the Company issued a $100,000 promissory note to H. Louis Salomonsky, a Director of the Company. The note matures in 90 days and pays interest of 8%.

11. Subsequent Events

On January 10, 2023, the Majority Shareholders consented in writing to approve the Company’s conversion from a Florida corporation to a Nevada corporation (the “Conversion”) named “Biostax Corp.”, certain changes to the authorized and outstanding shares of Common Stock of the Company, the authorization of a class of preferred stock for the Nevada Corporation, and the adoption of new bylaws to govern the Nevada Corporation a s the successor to the Company following the Conversion. As of such date, the Majority Shareholders held 42,225,908 shares of our Common Stock, representing approximately 50.83% of the Company’s outstanding shares eligible to vote on this matter. The foregoing shareholder consent was to become effective on the 20th day following the filing of a definitive information statement on Schedule 14C with the SEC and the mailing of such information statement to the Company’s shareholders, at which time the Conversion and related corporate actions would become effective. No such definitive information statement was filed. However, on February 28, 2023, the Majority Shareholders consented in writing to abandon the Conversion and related corporate actions as no longer being in the best interests of the Company and to file an amended preliminary Schedule 14C.

On February 28, 2023, the Majority Shareholders approved by written consent, in lieu of a special meeting, Articles of Amendment to change the name of the Company to “Biostax Corp.”

On January 19, 2023, the Company issued 250,000 shares of common stock to TaiwanJ Pharmaceuticals, Inc. These shares were issued as part of a pending amendment to the existing license agreement.

On March 24, 2023, the Company issued $150,000 in promissory notes to two lenders. $100,000 of which was issued to H. Louis Salomonsky, a Director of the Company. The notes mature in 90 days and pay interest of 8%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Immune Therapeutics, Inc.

Date: April 10, 2023	By:	/s/ Kelly Wilson
	Name:	Kelly Wilson
	Title:	Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ H. Louis Salomonsky	Director	April 10, 2023
H. Louis Salomonsky

/s/ Robert Wilson	Director	April 10, 2023
Robert Wilson

74