Form 10-Q
period 2023-03-31
Immune Therapeutics, Inc.
filed 2023-05-12
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 83,295,857 shares of common stock, $0.0001 par value per share, outstanding.

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

4

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 UNAUDITED	December 31, 2022
ASSETS

Current Assets:
Cash	$34,993	$150,491
Total current assets	34,993	150,491

Intangible Assets:
Patents and licenses, net	749,123	762,500

Deposits	12,612	50,728

Total Assets	$796,728	$963,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,300,366	$1,300,366
Accrued payroll	336,002	336,002
Notes payable, net of debt discount	846,478	696,478
Due to related parties	441,868	394,736
Accrued interest	78,754	64,455
Accrued liabilities	151,057	136,057
License fees payable	421,774	549,079
Total current liabilities	3,576,299	3,477,173

Total Liabilities	3,576,299	3,477,173

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 and 750,000,000 shares authorized, respectively; 83,295,857 and 83,045,857 shares issued and outstanding respectively	8,330	8,305
Additional paid in capital	380,586,407	380,436,432
Stock issuances due	10,303	10,303
Accumulated deficit	(383,384,611)	(382,968,494)

Total stockholders’ deficit	(2,779,571)	(2,513,454)
Total Liabilities and Stockholders’ Deficit	$796,728	$963,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating expenses:
Selling, general and administrative	$207,517	$181,616
Research and development expense	180,924	-
Depreciation and amortization expense	13,377	-
Total operating expenses	401,818	181,616

Loss from operations	(401,818)	(181,616)

Other (expense) income:
Decrease in carrying value of common shares	-	(2,282,750)
Interest expense	(14,299)	(92,184)
Total other (expense) income	(14,299)	(2,374,934)
Net loss	$(416,117)	$(2,556,550)

Basic (loss) income per share attributable to common shareholders	$(0.00)	$(5.29)
Diluted (loss) income per share to common shareholders	$(0.00)	$(5.29)

Basic weighted average number of shares outstanding	83,243,079	483,714
Diluted weighted average number of shares outstanding	83,243,079	483,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIODS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total

Balance December 31, 2021	473,714	$49	$371,473,810	$10,303	$(379,432,418)	$(7,948,256)

Net loss	-	-	-	-	(2,556,550)	(2,556,550)

Balance March 31, 2022	483,714	$49	$371,473,810	$10,303	$(382,351,800)	$(10,867,056)

Balance December 31, 2022	83,045,857	$8,305	$380,436,432	$10,303	$(382,968,494)	$(2,513,454)

Issuance of common stock for extension of patent and license agreement	250,000	25	149,975	-	-	150,000

Net loss	-	-	-	-	(416,117)	(416,117)

Balance March 31, 2023	83,295,857	$8,330	$380,586,407	$10,303	$(383,384,611)	$(2,779,571)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(416,117)	$(2,556,550)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on impairment on investment in common stock	-	2,282,750
Amortization of intangibles	13,377	-
Common stock issued for the extension of patent and license agreement	150,000	-

Changes in operating assets and liabilities:
Deposits	38,116	-
Accounts payable	-	(13,828)
License fees payable	(127,305)
Accrued payroll	-	4,620
Accrued interest	14,299	92,184
Accrued liabilities	15,000	43,826
Due to related parties	47,132	90,001

Net cash used in operating activities	(265,498)	(56,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	150,000	-
Net cash provided by financing activities	150,000	-

Decrease in cash	(115,498)	(56,997)
Cash and cash equivalents, beginning of year	150,491	493,885
Cash and cash equivalents, end of year	$34,993	$436,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

1. Company Overview

Immune Therapeutics Inc. (the “Company” or “IMUN”) is a Florida corporation trading on the OTC-Pink. The Company is a drug development and commercialization company. We identify, evaluate, and seek to acquire technologies in the medical device and drug development sectors with the intent to further develop them and move them to commercialization. On February 28, 2023, we received a written consent from a majority of our outstanding shareholders to change the name of our Company to “Biostax Corp.” On March 27, 2023, we filed a definitive information statement on Schedule 14C and mailed the information statement to shareholders on record as of the date of the filing. We plan to file our name change amendment with the Secretary of State of Florida at least twenty calendar days after the Financial Industry Regulatory Authority, Inc. processes our name change.

Going Concern

As of March 31, 2023, the Company had $34,993 in cash on hand, negative working capital of $3,541,306 and accumulated deficit of $383,384,611. For the first quarter ended March 31, 2023, the Company reported a net loss attributable to common shareholders of $416,117. For the three months ended March 31, 2022, the Company reported net loss attributable to common shareholders of $2,556,550. Included in net income for the first quarter of 2022 was an impairment loss of $2,282,750 related to the reduction in the carrying value of shares of common stock of Statera BioPharma, Inc. owned by the Company.

Historically the Company has relied on the funding of operations through private equity financing and management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its current or future product candidates as they become available and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources.

Working capital at March 31, 2023 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Historically, the Company’s strategy has been to acquire and develop assets; potentially spin them out and retain both an equity stake and royalties and milestone payments. In so doing, the Company would act as an incubator for late-stage drug development. Management believes that this strategy can be successful. At this time, the Company is reviewing several opportunities which it may pursue as soon as funding is available. At present, no definitive action has been taken.

There can be no guarantees that the Company will be successful in:

●	Executing its restructuring plan;
●	Securing adequate capital to continue operations; or
●	Identifying and acquiring assets for future development.

Company History

Immune Therapeutics, Inc. (“the Company”, “Immune”) was initially incorporated in Florida on December 2, 1993, as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs. Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”). On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all the outstanding shares of TNI BioTech IP, Inc. On September 4, 2014, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc. We filed our name change amendment with the Secretary of State of Florida on October 27, 2014, changing our name to Immune Therapeutics, Inc. On February 28, 2023, we received a written consent from a majority of our outstanding shareholders to change the name of our Company to “Biostax Corp.” On March 27, 2023, we filed a definitive information statement on Schedule 14C and mailed the information statement to shareholders on record as of the date of the filing. We plan to file our name change amendment with the Secretary of State of Florida at least twenty calendar days after the Financial Industry Regulatory Authority, Inc. processes our name change.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2022 (including the notes thereto) set forth in the Company’s Annual Report on Form 10- K for that period.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. At March 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of $34,993 and $150,491, respectively.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and are typically comprised of expenses associated with advancing the commercialization of our technologies. The Company incurred $180,924 of research and development costs during the three months ended March 31, 2023, which includes legal fees related to the maintenance and prosecution of licensed and owned intellectual property as well as the fair value of common stock issued to extend the payment terms of the Company’s license agreement with TaiwanJ Pharmaceuticals. The Company did not incur any research and development costs during the three months ended March 31, 2022.

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

At the date of adoption, and as of March 31, 2023 and 2022, the Company does not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2023, and 2022, the Company does not have any interest or penalties related to uncertain tax positions.

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

The Company did not issue any stock-based compensation awards during the three months ended March 31, 2023 and 2022.

Net Income (Loss) per Share

For the three months ended March 31, 2023, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net income (loss) per share calculation, shares to be issued pursuant to convertible debt and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net income (loss) per share in 2023 and 2022 because their effect would be anti-dilutive. A total of 34,495 warrants and 5,620,353 shares, resulting from the conversion of principal and interest on convertible notes, have been excluded from this calculation for the period ended March 31, 2023.

For the three months ended March 31, 2023, diluted income per share was calculated by dividing the net income by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method. A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share for the periods ended March 31, 2023 and 2022 are as follows:

	Three Months ended
	March 31, 2023	March 31, 2022
Basic EPS
Income (loss) available to common shareholders (Numerator)	$(416,117)	$(2,556,550)
Weighted average common shares (Denominator)	83,243,079	483,714
Basic EPS	$(0.00)	$(5.29)

Diluted EPS
Income (loss) available to common shareholders (Numerator)	$(416,117)	$(2,556,550)
Weighted average common shares (Denominator)	83,243,079	483,714
Diluted EPS	$(0.00)	$(5.29)

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the first quarter of 2023. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management does not believe there are other significant accounting pronouncements which have had or will have a material impact on the Company’s consolidated financial statements.

Note 3. Notes payable

During the three month period ended March 31, 2023, the Company reported the following activity in notes and accrued interest:

On March 24, 2023, the Company issued $150,000 in promissory notes to two lenders. $100,000 of which was issued to H. Louis Salomonsky, a Director of the Company. The notes mature in 90 days and pay interest of 8%.

Notes Payable on March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022

Promissory note was issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. The note is in default.	$231,478	$231,478

Promissory note issued in 2019 for the settlement of debt in the same amount and matured in 2021. Lender earns interest at 15%. This note was modified in November 2022, extending maturity to September 2023.	150,000	150,000

Promissory note issued in 2022 and matures in July 2023. Lender earns interest at 6%. The note is convertible into common stock at $0.05 per share.	65,000	65,000

Promissory note issued in 2022 and matures in July 2023. Lender earns interest at 6%. The note is convertible into common stock at $0.05 per share. The holder of the note is a former Director and the former Chief Executive Officer of the Company.	200,000	200,000

Promissory note issued in 2022 and matures in December 2023. Lender earns interest at 7.75%.	50,000	50,000

Promissory notes issued in March 2023 and mature in June 2023. Lenders earn interest at 8%. $100,000 of these notes were issued to H. Louis Salomonsky, a Director of the Company.	150,000	-

	$846,478	$696,478

At March 31, 2023 and December 31, 2022, the Company had accrued $78,754 and $64,455, respectively, in unpaid interest on notes payable.

4. Capital Structure – Common Stock and Stock Purchase Warrants

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

Stock Warrants

During the three months ended March 31, 2023 and March 31, 2022, no warrants were issued or exercised. There were no modifications to the terms of any warrants issued by the Company during these periods.

The following is a summary of outstanding common stock warrants as of March 31, 2023.

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Second Quarter 2023	1,000	$200	.25
Third Quarter 2023	1,500	$100	.50
Third Quarter 2028	3,000	$70	5.50
Second Quarter 2032	28,995	$10 - 70	9.25
	34,495	$10 - 200

Following is a summary of stock warrant activity for the three months ended March 31, 2023:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2022	38,495	$10 - 200	$59.42
Issued	-	$-	$-
Expired and forfeited	(4,000)	$30 - 40	$32.50
Exercised	-	$-	$-
Warrants as of March 31, 2023	34,495	$10 - 200	$62.54

5. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the periods ended March 31, 2023 and 2022 because the Company has significant net loss operating carryforwards available to offset the potential tax liabilities. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year but are not consistent from year to year.

For U.S. federal purposes the corporate statutory income tax rate was 21%, for 2023 and 2022 tax years. The Company has recognized no tax benefit for the losses generated for the periods through March 31, 2023.

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

6. Subsequent Events

Amendment 2 to License with Cytocom Inc. (which is now Statera Biopharma Inc.)

In December 2013, the Company formed Cytocom Inc., which changed its name to Statera Biopharma Inc. (“Statera”) on September 1, 2021, as a subsidiary of the Company, and transferred rights, titles and interests to the Company as follows:

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

On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with Statera. The Restated Agreement restates the licensing arrangement between the Company and Statera and grants the Company distribution and marketing rights for Lodonal™ and meta enkephalin (MENK) for humans in certain emerging markets. In addition, the Company was granted the rights to distribute and market Lodonal™ and MENK for animal use in the United States. The royalty due to Statera was reduced from 5% to 1% of net sales in the Restated Agreement, and the Company no longer would have any ongoing obligations to pay for costs in connection with the assets of Statera. While the Company formalized the agreement in May 1 2018, Penn State University, a licensor that was part of the group of intellectual property that was to be moved, did not consent the move of their license or payables to Statera at the time of the Restated Agreement.

On April 8, 2019, the Company signed a second amendment to its licensing agreement (the “Second Amendment”) with Statera. The Second Amendment confirmed that, (as of its effective date December 31, 2018) the Company owned 15.57% of the Statera common shares issued and outstanding on that date. The Company agreed to assume responsibility to repay all accounts payable obligations and accrued liabilities owed by Statera as of the effective date, except those accounts payable obligations and accrued liabilities as specified in the Second Amendment. The Company also assumed the responsibility to repay all notes payable, together with any interest or fees payable thereon, owed by Statera as of the effective date, except those notes payable obligations, together with any interest or fees payable thereon, as specified by the Second Amendment. The parties further agreed that in the event of a change of control of Statera, and at the option of Statera, the Company would have the right to purchase outright the Company’s licensing rights to emerging markets for humans under the License Agreement at a price equal to value of those licensing rights as determined by and independent valuator acceptable to the Company and Statera.

On May 13, 2020, the Company and Statera entered into an Amendment to the Second Amendment (“Third Amendment”) that was effective December 31, 2018. The Third Amendment provides Statera with the Company’s previously licensed rights for LDN and MENK in emerging markets. The original terms for consideration for the sublicense were not finalized until August 12, 2020, at which time Statera and the Company signed a letter agreement in which Statera agreed to assume a combination of defaulted notes plus certain other liabilities. Such terms were amended, and the Company agreed to transfer all the rights, title, and interests to Statera in technology licensed from Penn State Research Foundation (“PSU”) in exchange for Statera assuming all past due and future obligations under the PSU license. While the Company formalized the agreement to assign all outstanding liabilities due to PSU, a vendor of the Company, PSU did not consent to the assignment of the payables to Statera. As of December 31, 2021, the Company had no outstanding accounts payable balances due to PSU.

On July 20, 2021, Statera and the Company agreed to modify the terms of the original sublicense. The renegotiated terms are presented below. The assignment of the notes and associated accrued interest and penalties in default was fully executed in the third quarter of 2020 with the transfer of the notes upon the creditors’ signoff. The Company recognized a gain upon the assignment of these notes in the third quarter of 2020.

Consideration for License to Statera as of December 31, 2022:

Consideration / Assumption of:
Notes and associated accrued interest in default	$3,302,209
Accounts payable and accruals	230,000
Past Due Employee Obligations	1,110,567
Total anticipated Consideration	$4,642,776
Recognized through December 31, 2020	(3,302,209)
To Be Recognized upon Execution	$1,340,567

As of December 31, 2022, the Notes transaction has not been fully executed. The notes in default have been assigned and the transfer signed off by the creditors, but Statera still has not completed the assumption of the agreed upon obligations.

On March 24, 2023, the Company and Statera entered into an amendment to the licensing agreement (“Third License Amendment”). This agreement is subject to approval of the United States Bankruptcy Court for the District of Colorado, which is the process of reviewing the involuntary petition commenced against Statera on August 16, 2022.

The Third License Amendment:

●	Restates the licensing arrangement between the Company and Statera and grants the Company manufacturing, distribution and marketing rights for LDN and MENK in humans for all indications except Crohn’s Disease (worldwide), and in animals (US only).
●	Grants the Company the right grant sublicenses to third parties for the manufacturing, distribution and marketing of these products.
●	Updates the royalty rates as follows:

Annual Sales of Royalty Qualifying Licensed Products	Royalty Rate
<$500,000,000	2%
500,000,000 to < $1,000,000,000	4%
> $1,000,000,000)	6%

The Company anticipates the Third License Amendment to be approved by the United States Bankruptcy Court.

Appointment of Robert Wilson as President

On April 12, 2023, the board of directors appointed Mr. Robert Wilson, a current Director of the Company, as the new President of the Company. Mr. Wilson replaces his wife, Kelly O’Brien Wilson who was serving as the interim President and will remain a Director of the Company. Ms. Wilson resigned as the interim President effective as of the same date. Ms. Wilson’s resignation as interim President was not due to any disagreement with the Company on any matter relating to its operation, policies or practices. Ms. Wilson remains the Company’s Chief Executive Officer and Chief Operating Officer.

Second Extension to License Agreement with TaiwanJ Pharmaceuticals

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

Pursuant to the terms of the Agreement, the Company was to provide a non-refundable, up-front payment of $500,000 by December 31, 2022. The Company did not provide this payment by the due date.

On January 5, 2023, the Company entered into an agreement to extend the up-front payment due date under the Intellectual Property Licensing Agreement (the “Extension”) with TaiwanJ Pharmaceuticals Co. Ltd. Pursuant to the Extension, the Company issued 250,000 shares of common stock to TaiwainJ, in return for a 30-day extension of payment terms.

On March 27, 2023, the Company paid $150,000 of the $500,000 license payment due.

On April 13, 2023, The Company entered into a second extension to the Intellectual Property License Agreement (the “Second Extension”) with TaiwanJ Pharmaceuticals Co. Ltd. Pursuant to the Second Extension, the Company has agreed to make a $100,000 cash payment to TaiwanJ Pharmaceuticals by April 30, 2023 and issue a promissory note for the remaining $250,000 license fee. The $250,000 promissory note was issued on April 14, 2023, matures on May 31, 2023 and pays an interest rate of 1.5% per month.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements that are based on the beliefs of management as well as assumptions made by and currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, the successful commercialization of our products, general domestic and global economic conditions, government and environmental conditions and regulations, competition and customer strategies, changes in our business strategy or development plans, capital deployment, business disruptions, including those by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements. For further discussion of certain of the matters described above see the Cautionary Note Regarding Forward-Looking Statements included in our 2022 Annual Report on Form 10-K.

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

GOING CONCERN

As of March 31, 2023, the Company had $34,993 in cash on hand, negative working capital of $3,541,306 and accumulated deficit of $383,384,611. For the first quarter ended March 31, 2023, the Company reported a net loss attributable to common shareholders of $416,117. For the three months ended March 31, 2022, the Company reported net income attributable to common shareholders of $2,556,550. Included in net income for the first quarter of 2022 was an impairment loss of $2,282,750 related to the reduction in the carrying value of shares of common stock of Statera BioPharma, Inc. owned by the Company.

Historically the Company has relied on the funding of operations through private equity financing and management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its current or future product candidates as they become available and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources.

Working capital at March 31, 2023 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

RESULTS FROM OF THE THREE MONTHS ENDED MARCH 31, 2023

COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022

Revenues

We had no revenues from operations for the three months ended March 31, 2023 and 2022.

Operating Expenses

Selling, General and Administrative Expenses

For the three months ended March 31, 2023 and 2022, selling, general and administrative expenses were made up as follows:

	For the three months ended March 31
	2023	2022
Shareholder and investor relations	$6,016	$2,050
Professional fees and consulting costs	56,741	59,177
Consulting fees with related parties	107,950	-
Board fees	30,000	30,000
Salaries and benefits	-	86,158
Other expenses	6,810	4,231
Total	$207,517	$181,616
Increase from prior period	$25,901	$42,890

The increase in selling, general and administrative expenses for the three months ended March 31, 2023 reflects the transition to an operating focus upon the Company’s completion of the recapitalization during the second and third quarters of the prior year.

The selling, general and administrative expense for the three months ended March 31, 2023 reflect the following:

●	Professional advisors were engaged in the areas of legal, tax, accounting, and administrative support in connection with the Company’s financial reorganization efforts, corporate name changed and other shareholder and investor relations activities.
●	Consulting fees earned by the Company’s management team, appointed in the fourth quarter of 2022, offset by a reduction in payroll expenses related to the elimination of internal financial reporting personnel.

Research and Development Expenses

R&D expenses and related percentages for the three months ended March 31, 2023 and 2022 were as follows:

	For the three months ended March 31,
	2023	2022
Research and development	$180,924	$-
Increase/(decrease) from prior year	$180,924	$(148,693)
Percent increase/(decrease) from prior year	100%	(100)%

Research and development expense for the three months ended March 31, 2023 was $180,924, compared to no expenses incurred in the same period in 2022.

The research and development expenses for the three months ended March 31, 2023 reflect the following:

●	Fair value of 250,000 shares of common stock issued to TaiwanJ Pharmaceuticals, pursuant to the Extension of the license of intangible assets.
●	Late charges related to the up front payment terms, pursuant to the license of intangible assets from TaiwanJ Pharmaceuticals.
●	Legal fees related to the maintenance and prosecution of licensed and owned intellectual property.

Interest Expense

Interest expense for the three months ended March 31, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2023	2022
Interest expense	$14,299	$92,184
Decrease from prior year	$(77,885)	$(8,220)
Percentage Decrease from prior year	(84)%	(8)%

Interest expense is comprised of accrued interest on notes payable owed by the Company. The decrease year over year reflects the reduction in outstanding notes payable. Our decrease in the change in the interest expense is based primarily on the maturity and settlement of outstanding notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. The Company does not anticipate generating sufficient cash flows from our operations to fund the next twelve months. We had cash on hand of $34,993 at March 31, 2023, compared to $150,491 at December 31, 2022.

Summary of Cash Flows

	For the three months ended March 31
	2023	2022
Net cash used in operating activities	$(265,498)	$(56,997)
Net cash provided by financing activities	150,000	-
Net decrease in cash and cash equivalents	$(115,498)	$(56,997)

Net cash used in operating activities was $265,498 for the three months ended March 31, 2023, compared to $56,997 for the corresponding period in 2022. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for changes in our working capital accounts. For the period ending March 31, 2022, the net loss of $2,566,500 was adjusted by $2,282,750 loss on impairment in common stock.

The Company had no cash used or provided from investing activities during the three-month periods ended March 31, 2023 and 2022.

For the three months ended March 31, 2023, the Company received $150,000 in financing activities from issued notes payable. The Company had no financing activities in the corresponding period in 2022.

The Company does not expect to generate revenues in the foreseeable future. If the Company is unable to raise additional working capital to meet its operating obligations and expenditures, the Company will be required to modify its business plan.

OFF BALANCE SHEET ARRANGEMENTS

During the three months ended March 31, 2023 and 2022, the Company did not engage in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings. From time to time, we may be involved in legal proceedings which arise during the ordinary course of business.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2023, the Company issued 250,000 shares of common stock to TaiwanJ Pharmaceuticals Co., Ltd. pursuant to the extension of the Intellectual Property Licensing Agreement executed on January 12, 2023.

We did not repurchase any shares of our common stock during the three months ended March 31, 2023.

The issuances of shares of common stock described above will not be registered under the Securities Act of 1933, as amended, or the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Refer to Note 3 to the Condensed Consolidated Financial Statements of Part I Item 1, which is incorporated by reference, for additional details. The notes payable on the Company’s Condensed Consolidated Balance Sheet above contains, at March 31, 2023, certain promissory notes on which the Company was in arrears on payment of principal as follows:

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

Immune Therapeutics, Inc.

Date: May 12, 2023	By:	/s/ Kelly Wilson
	Name:	Kelly Wilson
	Title:	Chief Executive Officer

Immune Therapeutics, Inc.

Date: May 12, 2023	By:	/s/ Glen Farmer
	Name:	Glen Farmer
	Title:	Chief Financial Officer

