Form 10-Q
period 2023-06-30
Immune Therapeutics, Inc.
filed 2023-08-18
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 18, 2023, there were 83,620,764 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS

Current Assets:
Cash	$17,426	$150,491
Total current assets	17,426	150,491

Intangible Assets:
Patents and licenses, net	735,746	762,500

Deposits	5,500	50,728

Total Assets	$758,672	$963,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,359,562	$1,300,366
Accrued payroll	336,002	336,002
Notes payable, net of debt discount	1,111,478	696,478
Due to related parties	635,067	394,736
Accrued interest	104,063	64,455
Accrued liabilities	136,057	136,057
License fees payable	178,793	549,079
Total current liabilities	3,861,022	3,477,173

Total Liabilities	3,861,022	3,477,173

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 and 750,000,000 shares authorized, respectively; 83,598,763 and 83,045,857 shares issued and outstanding respectively	8,360	8,305
Additional paid in capital	380,767,830	380,436,432
Stock issuances due	10,303	10,303
Accumulated deficit	(383,888,844)	(382,968,494)

Total stockholders’ deficit	(3,102,351)	(2,513,454)
Total Liabilities and Stockholders’ Deficit	$758,672	$963,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Operating expenses
Selling, general and administrative	$248,886	$292,117	$456,403	$473,733
Research and development expense	175,209	-	356,132	-
Depreciation and amortization expense	13,377	-	26,754	-
Total operating expense	437,472	292,117	839,289	473,733

Loss from operations	(437,472)	(292,117)	(839,289)	(473,733)

Other income (expense):
Gain on issuance of license agreement	-	3,165,151	-	3,165,151
Gain on settlement of obligations	-	297,579	-	297,579
Charge resulting from warrant modification and debt settlement	-	(1,011,625)	-	(1,011,625)
Impairment loss investment in common stock	-	(362,250)	-	(2,645,000)
Interest expense	(66,762)	(3,885)	(81,061)	(96,069)
Total other income (expense)	(66,762)	2,084,970	(81,061)	(289,964)

Net income (loss) income	$(504,234)	$1,792,853	$(920,350)	$(763,697)
Net income (loss) attributable to common stockholders	$(504,234)	$1,792,853	$(920,350)	$(763,697)

Basic income (loss) income per share attributable to common stockholders	$(0.01)	$2.57	$(0.01)	$(1.29)
Diluted income (loss) earnings per share attributable to common stockholders	$(0.00)	$0.23	$(0.01)	$(1.29)

Basic weighted average number of shares outstanding	83,285,054	696,752	83,381,739	590,822
Diluted weighted average number of shares outstanding	83,285,054	7,804,548	83,381,739	590,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIODS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total

Balance December 31, 2021	483,714	$49	$371,473,810	$10,303	$(379,432,418)	$(7,948,256)
Issuance of common stock upon conversion of notes and obligations	7,255,660	726	479,174	-	-	479,000
Issuance of common stock for services	49,500	4	2,470	-	-	2,474
Issuance of common stock upon warrant exercise	12,565,000	1,256	647,068	-	-	648,324
Charge resulting from warrant modification	-	-	1,011,625	-	-	1,011,625
Net loss	-	-	-	-	(763,697)	(763,697)

Balance June 30, 2022	20,353,874	$2,035	$373,614,147	$10,303	$(380,196,115)	$(6,569,630)

Balance December 31, 2022	83,045,857	$8,305	$380,436,432	$10,303	$(382,968,494)	$(2,513,454)

Issuance of common stock for extension of patent and license agreement	500,000	50	299,950	-	-	300,000
Issuance of common stock upon settlement of notes and obligations	52,906	5	31,448	-	-	31,453
Net loss	-	-	-	-	(920,350)	(920,350)

Balance June 30, 2023	83,598,763	$8,360	$380,767,830	$10,303	$(383,888,844)	$(3,102,351)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(920,350)	$(763,697)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Gain on issuance of license agreement	-	(3,165,151)
Gain on settlement of obligations	-	(297,579)
Loss on impairment on investment in common stock	-	2,645,000
Charge resulting from warrant modification	-	1,011,625
Amortization of intangibles	26,754	-
Common stock issued for the extension of patent and license agreement	300,000	-

Changes in operating assets and liabilities:
Deposits	45,228	-
Accounts payable	(340,804)	(146,811)
License fees payable	29,714	-
Accrued payroll	-	4,620
Accrued interest	39,608	83,265
Accrued liabilities	-	67,960
Due to related parties	240,331	-

Net cash used in operating activities	(579,519)	(560,768)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from undocumented investor advances	-	6,369
Proceeds from related parties	100,000	322,047
Proceeds from issuance of notes payable	346,453
Net cash provided by financing activities	446,453	338,416

Decrease in cash	(133,066)	(222,352)
Cash and cash equivalents, beginning of year	150,491	493,885
Cash and cash equivalents, end of period	$17,426	$271,533

SUPPLEMENTAL DISCOSURE OF NON-CASH ACTIVITIES:
Conversion of debt and accrued interest to common stock	$31,453	$1,128,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2023

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

Going Concern

As of June 30, 2023, the Company had $17,426 in cash on hand, negative working capital of $3,843,596 and accumulated stockholders’ deficit of $383,888,844. For the six months ended June 30, 2023, the Company reported a net loss attributable to common shareholders of $920,350. For the six months ended June 30, 2022, the Company reported net loss attributable to common shareholders of $763,697.

Historically the Company has relied on the funding of operations through private equity financing and management expects operating losses and negative cash flows to continue at more significant levels in the future. As the Company continues to incur losses, its transition to profitability is dependent upon the successful development, approval, and commercialization of its current or future product candidates as they become available and the achievement of a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources.

Working capital at June 30, 2023 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

There can be no guarantee that the Company will be successful in securing adequate capital to continue operations and in identifying and acquiring assets for future development.

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

Company History

Immune Therapeutics, Inc. (the “Company” or “Immune”) was initially incorporated in Florida on December 2, 1993, as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs. Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”). On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all the outstanding shares of TNI BioTech IP, Inc. On September 4, 2014, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc. We filed our name change amendment with the Secretary of State of Florida on October 27, 2014, changing our name to Immune Therapeutics, Inc. On February 28, 2023, we received a written consent from a majority of our outstanding shareholders to change the name of our Company to “Biostax Corp.” On March 27, 2023, we filed a definitive information statement on Schedule 14C and mailed the information statement to shareholders on record as of the date of the filing. We plan to file our name change amendment with the Secretary of State of Florida at least twenty calendar days after the Financial Industry Regulatory Authority, Inc. processes our name change.

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

Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. At June 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $17,426 and $150,491, respectively.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and are typically comprised of expenses associated with advancing the commercialization of our technologies. The Company incurred $356,132 of research and development costs during the six months ended June 30, 2023, which includes legal fees related to the maintenance and prosecution of licensed and owned intellectual property as well as the fair value of common stock issued to extend the payment terms of the Company’s license agreement with TaiwanJ Pharmaceuticals. The Company did not incur any research and development costs during the six months ended June 30, 2022.

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

At the date of adoption, and as of June 30, 2023 and 2022, the Company does not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2023, and 2022, the Company does not have any interest or penalties related to uncertain tax positions.

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

The Company did not issue any stock-based compensation awards during the six months ended June 30, 2023 and 2022.

Net Income (Loss) per Share

For the six month period ended June 30, 2023, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net income (loss) per share calculation, shares to be issued pursuant to convertible debt and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net income (loss) per share in 2023 and 2022 because their effect would be anti-dilutive. A total of 33,495 warrants 736,732 shares, resulting from the conversion of principal and interest on convertible notes, have been excluded from this calculation for the six month period ended June 30, 2023.

For the six month period ended June 30, 2023, diluted income per share was calculated by dividing the net income by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method. A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share for the periods ended June 30, 2023 and 2022 are as follows:

	Three Months ended
	June 30, 2023	June 30, 2022
Basic EPS
Income (loss) available to common shareholders (Numerator)	$(504,234)	$1,792,853
Weighted average common shares (Denominator)	83,285,054	696,752
Basic EPS	$(0.01)	$2.57

Diluted EPS
Income (loss) available to common shareholders (Numerator)	$(504,234)	$1,792,853
Weighted average common shares (Denominator)	83,285,054	7,804,548
Diluted EPS	$0.00	$0.23

	Six Months ended
	June 30, 2023	June 30, 2022
Basic EPS
Income (loss) available to common shareholders (Numerator)	$(920,350)	$(763,697)
Weighted average common shares (Denominator)	83,381,739	590,822
Basic EPS	$(0.01)	$(1.29)

Diluted EPS
Income (loss) available to common shareholders (Numerator)	$(920,350)	$(763,697)
Weighted average common shares (Denominator)	83,381,739	590,822
Diluted EPS	$(0.01)	$(1.29)

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the six months ended June 30, 2023. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management does not believe there are other significant accounting pronouncements which have had or will have a material impact on the Company’s consolidated financial statements.

Note 3. Notes payable

During the three-month period ended June 30, 2023, the Company reported the following activity in notes and accrued interest:

On April 13, 2023, the Company issued a $250,000 promissory note to TaiwanJ Pharmaceuticals, pursuant to the Second Extension Agreement to the Intellectual Property License Agreement. The note accrues interest at 18% annually and matured on May 30, 2023. This note is presently in default.

On June 2, 2023, the Company issued a $15,000 promissory note to one lender. The note matures in 90 days and accrues interest of 8% annually.

Notes Payable on June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022

Promissory note was issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. The note is in default.	$231,478	$231,478

Promissory note issued in 2019 for the settlement of debt in the same amount and matured in 2021. Lender earns interest at 15%. This note was modified in November 2022, extending maturity to September 2023.	150,000	150,000

Promissory note issued in 2022 and matures in July 2023. Lender earns interest at 6%.	65,000	65,000

Promissory note issued in 2022 and matures in July 2023. Lender earns interest at 6%. The holder of the note is a former Director and the former Chief Executive Officer of the Company.	200,000	200,000

Promissory note issued in 2022 and matures in December 2023. Lender earns interest at 7.75%.	50,000	50,000

Promissory note issued in March 2023 and matured in May 2023. Lender earns interest at 8%. This note was issued to H. Louis Salomonsky, a Director of the Company. This note is in default.	100,000	-

Promissory note issued in March 2023 and matured in June 2023. Lender earns interest at 8%. This note is in default..	50,000	-

Promissory note issued in April 2023 and matured in May 2023. Lender earns interest at 18%. The note is in default.	250,000	-

Promissory note issued in June 2023 and matures in September 2023. Lender earns interest at 8%.	15,000	-

	$1,111,478	$696,478

At June 30, 2023 and December 31, 2022, the Company had accrued $104,062 and $64,455, respectively, in unpaid interest on notes payable.

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

Stock Warrants

During the six month period ended June 30, 2023 no common stock warrants were issued, exercised or modified.

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

The average risk-free interest rate was based on the U.S. Treasury security rate in effect on June 29, 2022. We determined expected volatility using the historical closing stock price. The expected life was determined using the simplified method as we do not believe we had sufficient historical warrant exercise experiences on which to base the expected term.

Warrant holders exercised 12,565,000 common stock warrants during the second quarter of 2022. An additional 31,899 warrants were forfeited or cancelled during the second quarter of 2022.

The following is a summary of outstanding common stock warrants as of June 30, 2023.

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Third Quarter 2023	1,500	$100	.25
Third Quarter 2028	3,000	$70	5.25
Second Quarter 2032	28,995	$10 - 70	9.00
	33,495	$10 - 100

Following is a summary of stock warrant activity for the six months ended June 30, 2023:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2022	38,495	$10 - 200	$59.42
Issued	-	$-	$-
Expired and forfeited	(5,000)	$30 - 200	$66.00
Exercised	-	$-	$-
Warrants as of June 30, 2023	33,495	$10 - 100	$58.44

5. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the periods ended June 30, 2023 and 2022 because the Company has significant net loss operating carryforwards available to offset the potential tax liabilities. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year but are not consistent from year to year.

For U.S. federal purposes the corporate statutory income tax rate was 21%, for 2023 and 2022 tax years. The Company has recognized no tax benefit for the losses generated for the periods through June 30, 2023.

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

6. Subsequent Events

Amendment 2 to License with Cytocom Inc. (which is now Statera Biopharma Inc.)

In December 2013, the Company formed Cytocom Inc., which changed its name to Statera Biopharma Inc. (“Statera”) or STAB, on September 1, 2021, as a subsidiary of the Company, and transferred rights, titles and interests to the Company as follows:

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

On May 1, 2018, the Company entered into an amended and restated licensing agreement (the “Restated Agreement”) with STAB. The Restated Agreement restates the licensing arrangement between the Company and STAB and grants the Company distribution and marketing rights for Lodonal™ and meta enkephalin (MENK) for humans in certain emerging markets. In addition, the Company was granted the rights to distribute and market Lodonal™ and MENK for animal use in the United States. The royalty due to STAB was reduced from 5% to 1% of net sales in the Restated Agreement, and the Company no longer would have any ongoing obligations to pay for costs in connection with the assets of STAB. While the Company formalized the agreement in May 1 2018, Penn State University, a licensor that was part of the group of intellectual property that was to be moved, did not consent the move of their license or payables to STAB at the time of the Restated Agreement.

On April 8, 2019, the Company signed a second amendment to its licensing agreement (the “Second Amendment”) with STAB. The Second Amendment confirmed that, (as of its effective date December 31, 2018) the Company owned 15.57% of the STAB common shares issued and outstanding on that date. The Company agreed to assume responsibility to repay all accounts payable obligations and accrued liabilities owed by STAB as of the effective date, except those accounts payable obligations and accrued liabilities as specified in the Second Amendment. The Company also assumed the responsibility to repay all notes payable, together with any interest or fees payable thereon, owed by STAB as of the effective date, except those notes payable obligations, together with any interest or fees payable thereon, as specified by the Second Amendment. The parties further agreed that in the event of a change of control of STAB, and at the option of STAB, the Company would have the right to purchase outright the Company’s licensing rights to emerging markets for humans under the License Agreement at a price equal to value of those licensing rights as determined by and independent valuator acceptable to the Company and STAB.

On May 13, 2020, the Company and STAB entered into an Amendment to the Second Amendment (“Third Amendment”) that was effective December 31, 2018. The Third Amendment provides STAB with the Company’s previously licensed rights for LDN and MENK in emerging markets. The original terms for consideration for the sublicense were not finalized until August 12, 2020, at which time STAB and the Company signed a letter agreement in which STAB agreed to assume a combination of defaulted notes plus certain other liabilities. Such terms were amended, and the Company agreed to transfer all the rights, title, and interests to STAB in technology licensed from Penn State Research Foundation (“PSU”) in exchange for STAB assuming all past due and future obligations under the PSU license. While the Company formalized the agreement to assign all outstanding liabilities due to PSU, a vendor of the Company, PSU did not consent to the assignment of the payables to STAB. As of December 31, 2021, the Company had no outstanding accounts payable balances due to PSU.

On July 20, 2021, STAB and the Company agreed to modify the terms of the original sublicense. The renegotiated terms are presented below. The assignment of the notes and associated accrued interest and penalties in default was fully executed in the third quarter of 2020 with the transfer of the notes upon the creditors’ signoff. The Company recognized a gain upon the assignment of these notes in the third quarter of 2020.

Consideration for License to STAB as of December 31, 2022:

Consideration / Assumption of:
Notes and associated accrued interest in default	$3,302,209
Accounts payable and accruals	230,000
Past Due Employee Obligations	1,110,567
Total anticipated Consideration	$4,642,776
Recognized through December 31, 2020	(3,302,209)
To Be Recognized upon Execution	$1,340,567

As of December 31, 2022, the Notes transaction has not been fully executed. The notes in default have been assigned and the transfer signed off by the creditors, but STAB still has not completed the assumption of the agreed upon obligations.

On March 24, 2023, the Company and STAB entered into an amendment to the licensing agreement (“Third License Amendment”). This agreement is subject to approval of the United States Bankruptcy Court for the District of Colorado, which is the process of reviewing the involuntary petition commenced against STAB on August 16, 2022.

The Third License Amendment:

●	Restates the licensing arrangement between the Company and STAB and grants the Company manufacturing, distribution and marketing rights for LDN and MENK in humans for all indications except Crohn’s Disease (worldwide), and in animals (US only).
●	Grants the Company the right grant sublicenses to third parties for the manufacturing, distribution and marketing of these products.
●	Updates the royalty rates as follows:

Annual Sales of Royalty Qualifying Licensed Products	Royalty Rate
<$500,000,000	2%
500,000,000 to < $1,000,000,000	4%
> $1,000,000,000)	6%

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

On April 13, 2023, The Company entered into a second extension to the Intellectual Property License Agreement (the “Second Extension”) with TaiwanJ Pharmaceuticals Co. Ltd. Pursuant to the Second Extension, the Company has agreed to make a $100,000 cash payment to TaiwanJ Pharmaceuticals by April 30, 2023 and issue a promissory note for the remaining $250,000 license fee. The $250,000 promissory note was issued on April 14, 2023, matures on May 31, 2023 and pays an interest rate of 1.5% per month. This note is currently in default.

Other Subsequent Events

On April 11, 2023, The Company entered into a second amendment to the promissory note agreement with investor Ira Gaines. Pursuant to the Second Amendment, the Company has agreed to make an additional $10,000 cash payment and issue an additional 50,000 shares of common stock to Mr. Gaines, in exchange for extending the term of the original amendment to the promissory note.

On July 14th, the Company received a $7,500 loan from Global Reverb Corporation, a related party of which Noreen Griffin is the sole beneficial owner.

On July 20, 2023, the board of directors of the Company appointed Ms. Noreen Griffin, age 70, as the Chief Executive Officer of the Company. Ms. Griffin is the mother of Robert Wilson, a Director of the Company. Ms. Griffin replaces Kelly Wilson who was serving as the interim Chief Executive Officer. Ms. Wilson resigned as the interim Chief Executive Officer effective as of the same date. Ms. Wilson’s resignation as interim Chief Executive Officer was not due to any disagreement with the Company on any matter. Ms. Wilson remains the Company’s Chief Operating Officer.

On August 2, 2023, the Company entered into a consulting agreement with Noreen Griffin, following her appointment as Chief Executive Officer. Pursuant to the terms of the consulting agreement, we agreed to pay Ms. Griffin a monthly fee of $20,834 and a monthly insurance stipend of $1,200, in return for 40 hours of weekly services. Pursuant to the terms of the agreement, Ms. Griffin agrees to accrue her salary from the commencement of the agreement until the Company has raised funding of $1,000,000. The salary accrual shall earn interest at 8.5% per year.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and the “Company” refer to Immune Therapeutics, Inc. a Florida corporation and its consolidated subsidiaries.

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

GOING CONCERN

As of June 30, 2023, the Company had $17,426 in cash on hand, negative working capital of $3,843,596 and accumulated deficit of $383,888,844. For the six months ended June 30, 2023, the Company reported a net loss attributable to common shareholders of $920,350. For the six months ended June 30, 2022, the Company reported net loss attributable to common shareholders of $763,697.

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

Working capital at June 30, 2023 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

There can be no guarantee that the Company will be successful in securing adequate capital to continue operations and in identifying and acquiring assets for future development.

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

Recent Developments

On April 11, 2023, The Company entered into a second amendment to the promissory note agreement with investor Ira Gaines. Pursuant to the Second Amendment, the Company has agreed to make an additional $10,000 cash payment and issue an additional 50,000 shares of common stock to Mr. Gaines, in exchange for extending the term of the original amendment to the promissory note.

On July 14th, the company received a $7,500 loan from Global Reverb Corporation, a related party of which Noreen Griffin is the sole beneficial owner.

On August 3, 2023, the board of directors of the Company appointed Ms. Noreen Griffin, age 70, as the Chief Executive Officer of the Company. Ms. Griffin is the mother of Robert Wilson, a Director of the Company. Ms. Griffin replaces Kelly Wilson who was serving as the interim Chief Executive Officer. Ms. Wilson resigned as the interim Chief Executive Officer effective as of the same date. Ms. Wilson’s resignation as interim Chief Executive Officer was not due to any disagreement with the Company on any matter. Ms. Wilson remains the Company’s Chief Operating Officer.

On August 3, 2023, the Company entered into a consulting agreement with Noreen Griffin, following her appointment as Chief Executive Officer. Pursuant to the terms of the consulting agreement, we agreed to pay Ms. Griffin a monthly fee of $20,834 and a monthly insurance stipend of $1,200, in return for 40 hours of weekly services. Pursuant to the terms of the agreement, Ms. Griffin agrees to accrue her salary from the commencement of the agreement until the Company has raised funding of $1,000,000. The salary accrual shall earn interest at 8.5%.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2023

TO THE THREE MONTHS ENDED JUNE 30, 2022

Revenues

We had no revenues from operations for the three months ended June 30, 2023 and 2022.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 were as follows:

	For the three months ended June 30
	2023	2022
Selling, general and administrative	$248,886	$292,117
Increase (Decrease) from prior year	$(43,231)	$106,827
Percent change from prior year	(15)%	58%

During the three months ended June 30, 2023, the Company has focused on the negotiation and finalization of certain licensing transactions and business development opportunities.

For the three months ended June 30, 2023 and 2022, selling, general and administrative expenses were compromised of the following:

	For the three months ended June 30
	2023	2022
Shareholder and investor relations	$6,542	$3,715
Professional fees and consulting costs	35,535	14,474
Consulting fees with related parties	198,798	206,329
Board fees	-	20,000
Salaries and benefits	-	41,162
Other expenses	8,011	6,437
Total	$248,886	$292,117

The decrease in selling, general and administrative expenses for the three months ended June 30, 2023 over the same period in 2022 was primarily due to the Company focusing on internal operations after its completion of its recapitalization during the second and third quarters of 2022 and reflect the following:

●	Reduction in payroll expenses related to the elimination of internal financial reporting personnel.
●	Reduction in Board fees related to the reduced number of Directors and reversal of Board fees accrued in prior quarter.

Research and Development Expenses

R&D expenses and related percentages for the three months ended June 30, 2023 and 2022 were as follows:

	For the three months ended June 30,
	2023	2022
Research and development	$175,209	$-
Increase/(decrease) from prior year	$175,209	$(3,974)
Percent increase/(decrease) from prior year	100%	(100)%

Research and development expense for the three months ended June 30, 2023 was $175,209, compared to no expenses incurred in the same period in 2022. The increase in research and development expenses for the three months ended June 30, 2023 over the same period of 2022 was primarily due to an increase in amounts payable to TaiwanJ for our license to use certain intellectual property.

The research and development expenses for the three months ended June 30, 2023 reflect the following:

●	Fair value of 250,000 shares of common stock issued to TaiwanJ Pharmaceuticals, pursuant to the Second Extension of the license of intangible assets.
●	Late charges related to the up front payment terms, pursuant to the license of intangible assets from TaiwanJ Pharmaceuticals.
●	Legal fees related to the maintenance and prosecution of licensed and owned intellectual property.

Interest Expense

Interest expense for the three months ended June 30, 2023 and 2022 were as follows:

	For the three months ended June 30,
	2023	2022
Interest expense	$66,762	$3,885
Increase (decrease) from prior year	$62,877	$(28,246)
Percentage Decrease from prior year	1,618%	(88)%

Interest expense is comprised of accrued interest on notes payable owed by the Company. The increase from 2022 to 2023 reflects the increase in the amount of notes payable, increases in interest rates and payments of additional penalties and interest accrued on defaulted notes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. The Company does not anticipate generating sufficient cash flows from our operations to fund the next twelve months. We had cash on hand of $17,426 at June 30, 2023, compared to $150,491 at December 31, 2022.

Summary of Cash Flows

	For the six months ended June 30,
	2023	2022
Net cash used in operating activities	$(579,519)	$(222,352)
Net cash provided by financing activities	446,453	-
Net decrease in cash and cash equivalents	$(133,066)	$(222,352)

Net cash used in operating activities was $579,519 for the six months ended June 30, 2023, compared to $222,352 for the corresponding period in 2022. The use of cash in 2023 resulted primarily from our loss from operations and a reclassification of legacy accounts payable to other income, offset by other changes in our working capital accounts. The reclassified accounts payable had been outstanding for more than five years, and have been deemed no longer valid payables.

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

The Company had no cash used or provided from investing activities during the six month periods ended June 30, 2023 and 2022.

For the six months ended June 30, 2023 and 2022, the Company received $446,453 and $338,416 in financing activities from issued notes payable, respectively.

The Company does not expect to generate revenues in the foreseeable future. If the Company is unable to raise additional working capital to meet its operating obligations and expenditures, the Company will be required to modify its business plan.

CONTRACTUAL OBLIGATIONS

Promissory Notes

The notes payable on the Company’s Condensed Consolidated Balance Sheet above contains, at June 30, 2023, certain promissory notes on which the Company was in arrears on payment of principal as follows:

●	$231,478 in promissory notes issued in 2019. The notes accrue interest at 6% and matured in 2020.
●	$150,000 promissory note issued in 2023. The note accrued interest at 8% and matured in 2023.
●	$250,000 promissory note issued in 2023. The note accrues interest at 18% and matured in 2023.

Promissory notes were issued in 2019 accruing interest at 6% with a balance due of $291,809 due as of June 30, 2022.

Promissory notes accruing interest at 8% and maturing in 2023 were issued in the second quarter of 2023. The note reflect all principal, interest and penalties associated with the original instrument. The promissory notes have a balance due of $153,258 as of June 30, 2022.

Promissory note issued in 2023 accruing interest at 18% with a balance due of $259,625 due as of May 31, 2023.

Please refer to Note 3 to the Condensed Consolidated Financial Statements of Part I Item 1, which is incorporated by reference, for additional details regarding these promissory notes.

OFF BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2023 and 2022, the Company did not engage in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Cash, cash equivalents and accounts payable are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of the Company’s investment in the common stock of STAB reflects an asset impairment charge taken in the second quarter of 2022 and is carried at zero in the consolidated balance sheet. The carrying value of notes payable approximate fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

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

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the six months ended June 30, 2023. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Management assessed the effectiveness of our internal controls over financial reporting using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting was not effective. The reportable conditions and material weakness relate to a limited segregation of duties and lack of an audit committee. The limited segregation of duties within the Company and the lack of an audit committee are due to the small number of employees. Management has determined that this control deficiency constitutes a material weakness. This material weakness could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2023, the Company issued the following securities:

The Company issued 250,000 shares of common stock to TaiwanJ Pharmaceuticals Co., Ltd. pursuant to the Second Amendment to the Intellectual Property Licensing Agreement executed on January 12, 2023.

The Company issued 52,906 shares of common stock to Ira Gaines, pursuant to the Second Amendment to Promissory Note issued on October 1, 2019.

We did not repurchase any shares of our common stock during the three months ended June 30, 2023.

The issuances of shares of common stock described above will not be registered under the Securities Act of 1933, as amended, or the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Refer to Note 3 to the Condensed Consolidated Financial Statements of Part I Item 1, which is incorporated by reference, for additional details. The notes payable on the Company’s Condensed Consolidated Balance Sheet above contains, at June 30, 2023, certain promissory notes on which the Company was in arrears on payment of principal as follows:

$231,478 promissory note issued in 2019. The note accrued interest at 6% and matured in 2020

$100,000 promissory note issued in March 2023. The note accrued interest at 8% and matured on May 23, 2023.

$50,000 promissory note issued in March 2023. The note accrued interest at 8% and matured on June 22, 2023.

$250,000 promissory note issued in April 2023. The note accrued interest at 18% and matured on May 30, 2023.

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

Immune Therapeutics, Inc.

Date: August 18, 2023	By:	/s/ Noreen Griffin
	Name:	Noreen Griffin
	Title:	Chief Executive Officer

Immune Therapeutics, Inc.

Date: August 18, 2023	By:	/s/ Glen Farmer
	Name:	Glen Farmer
	Title:	Chief Financial Officer

