Form 10-Q
period 2023-09-30
Biostax Corp.
filed 2023-11-14
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________

Commission File Number 000-54933

BIOSTAX CORP

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

As of November 14, 2023, there were 83,657,853 shares of common stock, $0.0001 par value per share, outstanding.

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

4

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSTAX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current Assets:
Cash	$4,531	$150,491
Total current assets	4,531	150,491

Intangible Assets:
Patents and licenses, net	721,969	762,500

Deposits	5,500	50,728

Total Assets	$732,000	$963,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,349,816	$1,300,366
Accrued payroll	336,002	336,002
Notes payable, net of debt discount	1,118,978	696,478
Due to related parties	864,834	394,736
Accrued interest	121,544	64,455
Accrued liabilities	136,057	136,057
License fees payable	284,630	549,079
Total current liabilities	4,211,861	3,477,173

Total Liabilities	4,211,861	3,477,173

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 shares authorized; 83,620,764 and 83,045,857 shares issued and outstanding respectively	8,362	8,305
Additional paid in capital	380,779,078	380,436,432
Stock to be issued	10,303	10,303
Accumulated deficit	(384,277,604)	(382,968,494)

Total stockholders’ deficit	(3,479,861)	(2,513,454)
Total Liabilities and Stockholders’ Deficit	$732,000	$963,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2023	2022	2023	2022

Operating expenses
Selling, general and administrative	$233,109	$420,862	$689,111	$894,596
Research and development expense	105,837	-	461,969	-
Depreciation and amortization expense	13,377	-	40,531	-
Total operating expense	352,323	420,862	1,191,611	894,596

Loss from operations	(352,323)	(420,862)	(1,191,611)	(894,596)

Other income (expense):
Gain on issuance of license agreement	-	-	-	3,165,151
Loss on settlement of obligations	-	(1,467,271)	(40,000)	(1,169,691)
Loss from warrant modification and debt settlement	-	(594,288)	-	(1,605,913)
Impairment loss investment in common stock	-	-	-	(2,645,000)
Interest expense	(36,437)	(11,034)	(77,499)	(107,102)
Total other expense, net	(36,437)	(2,072,593)	(117,499)	(2,362,555)

Net loss	$(388,760)	$(2,493,455)	$(1,309,110)	$(3,257,151)
Net loss attributable to common stockholders	$(388,760)	$(2,493,455)	$(1,309,110)	$(3,257,151)

Basic loss income per share attributable to common stockholders	$(0.00)	$(0.04)	$(0.02)	$(0.16)
Diluted loss earnings per share attributable to common stockholders	$(0.00)	$(0.04)	$(0.02)	$(0.16)

Basic weighted average number of shares outstanding	83,239,115	60,089,305	83,461,806	20,643,181
Diluted weighted average number of shares outstanding	83,239,115	60,089,305	83,461,806	20,643,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIODS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total

Balance December 31, 2021	483,714	$49	$371,473,810	$10,303	$(379,432,418)	$(7,948,256)
Issuance of common stock upon conversion of notes and obligations	64,028,803	6,403	6,196,516	-	-	6,202,919
Issuance of common stock for services	99,500	10	95,963	-	-	95,973
Issuance of common stock upon warrant exercise	17,586,680	1,758	696,566	-	-	698,324
Charge resulting from warrant modification	-	-	1,605,913	-	-	1,605,913
Net loss	-	-	-	-	(3,257,151)	(3,257,151)

Balance September 30, 2022	82,198,697	$8,220	$380,068,768	$10,303	$(382,035,431)	$(2,602,278)

Balance December 31, 2022	83,045,857	$8,305	$380,436,432	$10,303	$(382,968,494)	$(2,513,454)

Issuance of common stock for extension of patent and license agreement	500,000	50	299,950	-	-	300,000
Issuance of common stock upon settlement of notes and obligations	74,907	7	42,696	-	-	42,703
Net loss	-	-	-	-	(1,309,110)	(1,309,110)

Balance September 30, 2023	83,620,764	$8,362	$380,779,078	$10,303	$(384,277,604)	$(3,479,861)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,309,110)	$(3,257,151)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Gain on issuance of license agreement	-	(3,165,151)
Loss on settlement of obligations	40,000	1,169,691
Loss on impairment on investment in common stock	-	2,645,000
Loss from warrant modification	-	1,605,913
Depreciation and amortization	40,531	-
Common stock issued for the extension of patent and license agreement	300,000	-

Changes in operating assets and liabilities:
Deposits	45,228	(5,500)
Accounts payable	39,450	(75,895)
License fees payable	(264,449)	-
Accrued payroll	-	4,620
Accrued interest	69,792	116,929
Accrued liabilities	-	(35,321)
Due to related parties	470,098	-

Net cash used in operating activities	(568,460)	(996,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from undocumented investor advances	-	6,369
Proceeds from related parties	100,000	417,058
Proceeds from issuance of notes payable	322,500	265,000
Net cash provided by financing activities	422,500	688,427

Decrease in cash	(145,960)	(308,438)
Cash, beginning of year	150,491	493,885
Cash, end of period	$4,531	$185,447

SUPPLEMENTAL DISCOSURE OF NON-CASH ACTIVITIES:
Conversion of debt and accrued interest to common stock	$42,703	$6,901,242
Stock issued for services	$-	$95,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

Biostax Corp

Notes to the Condensed Consolidated Financial Statements

September 30, 2023

(Unaudited)

1. Company Overview

Biostax Corp. (the “Company” or “BTAX”) is a Florida corporation trading on the OTC-Pink. The Company is a drug development and commercialization company. We identify, evaluate, and seek to acquire technologies in the medical device and drug development sectors with the intent to further develop them and move them to commercialization. On February 28, 2023, we received a written consent from a majority of our outstanding shareholders to change the name of our Company to “Biostax Corp.” On March 27, 2023, we filed a definitive information statement on Schedule 14C and mailed the information statement to shareholders on record as of the date of the filing. We filed our name change amendment with the Secretary of State of Florida on October 5, 2023 and our new Company name and trading symbol (BTAX) became effective on October 20, 2023.

Going Concern

As of September 30, 2023, the Company had $4,531 in cash on hand, negative working capital of $4,207,330 and accumulated stockholders’ deficit of $384,277,604. For the nine months ended September 30, 2023, the Company reported a net loss attributable to common shareholders of $1,309,110. For the nine months ended September 30, 2022, the Company reported a net loss attributable to common shareholders of $3,257,151.

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

Working capital at September 30, 2023 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Management is continuing to develop strategies to re-capitalize the Company and position it for future growth. Key steps to this process include:

●	Improve the condition of the consolidated balance sheet via license arrangements and capital infusions.
●	Identify and acquire late-stage assets for commercialization.
●	Build out operational infrastructure to generate revenue opportunities to grow shareholder value.

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

Company History

The Company was initially incorporated in Florida on December 2, 1993, as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs. Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”). On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all the outstanding shares of TNI BioTech IP, Inc. On September 4, 2014, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc. On February 28, 2023, we received a written consent from a majority of our outstanding shareholders to change the name of our Company to “Biostax Corp.” On March 27, 2023, we filed a definitive information statement on Schedule 14C and mailed the information statement to shareholders on record as of the date of the filing. We filed our name change amendment with the Secretary of State of Florida on October 5, 2023 and our new Company name and trading symbol (BTAX) became effective on October 20, 2023.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the consolidated financial position and consolidated results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2022 (including the notes thereto) set forth in the Company’s Annual Report on Form 10- K for that period.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from such estimates.

Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. At September 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $4,531 and $150,491, respectively.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.

Cash, cash equivalents and accounts payable are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of the Company’s investment in the common stock of Statera BioPharma, Inc. (“STAB”) reflects an asset impairment charge taken in the second quarter of 2022 and is carried at zero in the accompanying consolidated balance sheets. The carrying value of notes payable approximate fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

Research and Development Costs

Research and development costs are charged to expense as incurred and are typically comprised of expenses associated with advancing the commercialization of our technologies. The Company incurred $461,969 of research and development costs during the nine months ended September 30, 2023, which includes legal fees related to the maintenance and prosecution of licensed and owned intellectual property as well as the fair value of common stock issued to extend the payment terms of the Company’s license agreement with TaiwanJ Pharmaceuticals. The Company did not incur any research and development costs during the nine months ended September 30, 2022.

Income Taxes

The Company follows ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

At the date of adoption, and as of September 30, 2023 and 2022, the Company does not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2023, and 2022, the Company does not have any interest or penalties related to uncertain tax positions.

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

The Company did not issue any stock-based compensation awards during the nine months ended September 30, 2023.

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

Net Income per Share

For the three and nine month periods ended September 30, 2023 and 2022, diluted income per share was calculated by dividing the net income by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method. A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share for the periods ended September 30, 2023 and 2022 are as follows:

	Three Months ended September 30,
	2023	2022
Basic EPS
Income (loss) available to common shareholders (Numerator)	$(388,760)	$(2,493,455)
Weighted average common shares (Denominator)	83,239,115	60,089,305
Basic EPS	$(0.00)	$(0.04)

Diluted EPS
Income (loss) available to common shareholders (Numerator)	$(388,760)	$(2,493,455)
Weighted average common shares (Denominator)	83,239,115	60,089,305
Diluted EPS	$(0.00)	$(0.04)

	Nine Months ended September 30,
	2023	2022
Basic EPS
Income (loss) available to common shareholders (Numerator)	$(1,309,110)	$(3,257,151)
Weighted average common shares (Denominator)	83,461,806	20,643,181
Basic EPS	$(0.02)	$(0.16)

Diluted EPS
Income (loss) available to common shareholders (Numerator)	$(1,309,110)	$(3,257,151)
Weighted average common shares (Denominator)	83,461,806	20,643,181
Diluted EPS	$(0.02)	$(0.16)

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the FASB during the nine months ended September 30, 2023. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management does not believe there are other significant accounting pronouncements which have had or will have a material impact on the Company’s consolidated financial statements.

3. Notes Payable

During the nine-month period ended September 30, 2023 the Company reported the following activity in notes and accrued interest:

On July 14, 2023, the Company issued a $7,500 promissory note to Global Reverb, a related party. The note accrues interest at 8.5% annually and matures on July 14, 2025.

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

Notes outstanding as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022

Promissory note issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. The note is in default.	$231,478	$231,478

Promissory note issued in 2019 for the settlement of debt in the same amount and matured in 2021. Lender earns interest at 15%. This note was modified in November 2022, extending maturity to September 2023. This note is in default.	150,000	150,000

Promissory note issued in 2022 and matures in July 2023. Lender earns interest at 6%. This note is in default.	65,000	65,000

Promissory note issued in 2022 and matures in July 2023. Lender earns interest at 6%. The holder of the note is a former Director and the former Chief Executive Officer of the Company. This note is in default.	200,000	200,000

Promissory note issued in 2022 and matures in December 2023. Lender earns interest at 7.75%.	50,000	50,000

Promissory note issued in March 2023 and matured in May 2023. Lender earns interest at 8%. This note was issued to H. Louis Salomonsky, a Director of the Company. This note is in default.	100,000	-

Promissory note issued in March 2023 and matured in June 2023. Lender earns interest at 8%. This note is in default.	50,000	-

Promissory note issued in April 2023 and matured in May 2023. Lender earns interest at 18%. The note is in default.	250,000	-

Promissory note issued in June 2023 and matures in June 2024. Lender earns interest at 8%.	15,000	-

Promissory note issued in July 2023 and matures in July 2025. Lender earns interest at 8.5%. This note was issued to Global Reverb Corporation, a related party of which Noreen Griffin is the sole beneficial owner.	7,500	-

	$1,118,978	$696,478

At September 30, 2023 and December 31, 2022, the Company had accrued $121,544 and $64,455, respectively, in unpaid interest on notes payable.

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

Stock Warrants

During the nine-month period ended September 30, 2023 no common stock warrants were issued, exercised or modified.

During the nine-month period ended September 30, 2022 warrant holders exercised 17,225,000 common stock warrants. An additional 2,283,850 warrants were forfeited or cancelled during the nine-month period ended September 30, 2022.

The following is a summary of outstanding common stock warrants as of September 30, 2023.

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Third Quarter 2028	3,000	$70	5.0
Second Quarter 2032	28,995	$10 - 70	8.67
	31,995	$10 - 70

Following is a summary of stock warrant activity for the nine months ended September 30 2023:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2022	38,495	$10 - 200	$59.42
Issued	-	$-	$-
Expired and forfeited	(6,500)	$30 - 200	$73.85
Exercised	-	$-	$-
Warrants as of September 30, 2023	31,995	$10 - 70	$56.49

5. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the periods ended September 30, 2023 and 2022 because the Company has significant net loss operating carryforwards available to offset the potential tax liabilities. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year but are not consistent from year to year.

For U.S. federal purposes the corporate statutory income tax rate was 21%, for 2023 and 2022 tax years. The Company has recognized no tax benefit for the losses generated for the periods through September 30, 2023.

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

6. Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the condensed consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying condensed consolidated financial statements and has noted none, other than the following:

On November 8, 2023, the Company appointed Mr. Craig Suro, age 49, to the board of directors.

On October 24, 2023, the Company appointed Ms. Clay Caperton Reynolds, age 61, to the board of directors.

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

This agreement has been on hold, pending the outcome of Statera’s Involuntary Chapter 11 Bankruptcy case pending in the United States Bankruptcy Court for the District of Colorado. On September 20, 2023 the Bankruptcy Court dismissed the involuntary case and has cleared all parties to proceed with this License Amendment.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and the “Company” refer to Biostax Corp. a Florida corporation and its consolidated subsidiaries.

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

COMPANY OVERVIEW

Biostax Corp. is a Florida corporation trading on the OTC-Pink. The Company is a drug development and commercialization company. We identify, evaluate, and seek to acquire technologies in the medical device and drug development sectors with the intent to further develop them and move them to commercialization.

Our strategy has been limited due to lack of capital. Management is seeking to secure new investment capital with which to continue to pursue the Company’s strategy. There is no guarantee that the Company will be successful in securing additional capital.

GOING CONCERN

As of September 30, 2023, the Company had $4,531 in cash on hand, negative working capital of $4,207,330 and accumulated deficit of $384,277,604. For the nine months ended September 30, 2023, the Company reported a net loss attributable to common shareholders of $1,309,110. For the nine months ended September 30, 2022, the Company reported net loss attributable to common shareholders of $3,257,151.

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

Working capital at September 30, 2023 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Recent Developments

On September 14, 2023, the Company announced the passing of H. Louis Salomonsky, a Director of the company.

On November 8, 2023, the Company appointed Mr. Craig Suro, age XX, to the board of directors.

On October 24, 2023, the Company appointed Ms. Clay Caperton Reynolds, age 61, to the board of directors.

RESULTS FROM OF THE THREE MONTHS ENDED SEPTEMBER 30, 2023

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Revenues

We had no revenues from operations for the three months ended September 30, 2023 and 2022.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 were as follows:

	For the three months ended September 30
	2023	2022
Selling, general and administrative	$233,109	$420,862
Increase (decrease) from prior year	$(187,753)	$306,295
Percent increase (decrease) from prior year	(45)%	267%

During the three months ended September 30, 2023, the Company has focused on the negotiation and finalization of certain licensing transactions and business development opportunities.

For the three months ended September 30, 2023 and 2022, selling, general and administrative expenses were compised of the following:

	For the three months ended September 30
	2023	2022
Shareholder and investor relations	$5,743	$13,734
Professional fees and consulting costs	21,066	113,597
Consulting fees with related parties	188,270	113,300
Board fees	15,000	75,000
Salaries and benefits	-	46,505
Occupancy	-	47,110
Other expenses	3,030	11,616
Total	$233,109	$420,862

The decrease in selling, general and administrative expenses for the three months ended September 30, 2023 over the same period in 2022 was primarily due to the Company focusing on internal operations after its completion of its recapitalization during the second and third quarters of 2022 and reflect the following:

●	Reduction in payroll expenses related to the elimination of internal financial reporting personnel and subleased office rent.
●	Reduction in Board fees related to the reduced number of Directors and reversal of Board fees accrued in prior quarter.

Research and Development Expenses

R&D expenses and related percentages for the three months ended September 30, 2023 and 2022 were as follows:

	For the three months ended September 30,
	2023	2022
Research and development	$105,837	$-
Increase/(decrease) from prior year	$105,837	$-
Percent increase/(decrease) from prior year	100%	-%

Research and development expense for the three months ended September 30, 2023 was $105,837, compared to no expenses incurred in the same period in 2022. The increase in research and development expenses for the three months ended September 30, 2023 over the same period of 2022 was primarily due to an increase in amounts payable to TaiwanJ for our license to use certain intellectual property.

The research and development expenses for the three months ended September 30, 2023 reflect the following:

●	Late charges related to the up front payment terms, pursuant to the license of intangible assets from TaiwanJ Pharmaceuticals.
●	Annual license fee due to TaiwanJ Pharmaceuticals.

Interest Expense

Interest expense for the three months ended September 30, 2023 and 2022 were as follows:

	For the three months ended September 30,
	2023	2022
Interest expense	$36,437	$11,034
Increase (decrease) from prior year	$25,403	$(21,163)
Percentage increase (decrease) from prior year	230%	(66)%

Interest expense is comprised of accrued interest on notes payable owed by the Company. The increase from 2022 to 2023 reflects the increase in the amount of notes payable, increases in interest rates and payments of additional penalties and interest accrued on defaulted notes.

RESULTS FROM THE NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED

TO NINE MONTHS ENDED SEPTEMBER 30, 2022

Revenues

We had no revenues from operations for the nine months ended September 30, 2023 and 2022.

Operating Expenses

Selling, General and Administrative Expenses

For the nine months ended September 30, 2023 and 2022, selling, general and administrative expenses were made up as follows:

	For the nine months ended September 30
	2023	2022
Shareholder and investor relations	$20,551	$19,499
Professional fees and consulting costs	113,198	207,047
Consulting fees with related parties	495,018	299,829
Board fees	45,000	125,000
Occupancy	580	51,704
Salaries and benefits	-	175,014
Other expenses	14,764	16,503
Total	$689,111	$894,596
Increase (decrease) from prior year	$(205,485)	$456,013
Percent increase (decrease) from prior year	(23)%	104%

During the nine months ended September 30, 2023, the Company focused on business development activities and the negotiation and finalization of certain licensing transactions. The decrease in selling, general and administrative expenses during the nine months ended September 30, 2023 reflects the transition to an operating focus upon the completion of the recapitalization of the Company during the second and third quarters of 2023.

The selling, general and administrative expenses for the nine months ended September 30, 2023 reflect the following:

●	Professional advisors were engaged in the areas of legal, tax, accounting, and administrative support in connection with the Company’s financial reorganization efforts and licensing strategies.
●	The Company utilized the services of consultants, including three related parties during 2023 to fill key positions with the Company (CEO, CFO, COO and SVP of Business Development) and eliminated accounting and other employees.
●	The Company reduced the size of the Board from 5 members in 2022 to 2 members in 2023.
●	The Company terminated a month-to-month sublease.

Research and Development Expenses

R&D expenses and related percentages for the nine months ended September 30, 2023 and 2022 were as follows:

	For the nine months ended September 30,
	2023	2022
Research and development	$461,969	$-
Increase/(decrease) from prior year	$461,969	$(152,667)
Percent increase/(decrease) from prior year	100%	(100)%

The Company did not incur any research and development related costs during the nine-month period ended September 30, 2022.

The increase in research and development expenses for the nine months ended September 30, 2023 over the same period of 2022 was primarily due to an increase in amounts payable to TaiwanJ for our license to use certain intellectual property.

The research and development expenses for the nine months ended September 30, 2023 reflect the following:

●	Fair value of 500,000 shares of common stock issued to TaiwanJ Pharmaceuticals, pursuant to the Second Extension of the license of intangible assets.
●	Late charges related to the up front payment terms, pursuant to the license of intangible assets from TaiwanJ Pharmaceuticals.
●	Legal fees related to the maintenance and prosecution of licensed and owned intellectual property.

Non-operating Income (Expense)

The Company recognized several non-recurring non-operating transactions during the nine-month period ended September 30, 2022 as described below.

●	The Company recognized a non-cash gain of $3,165,151 upon the assumption of certain Company defaulted notes and other vendor and employee obligations by Forte. The assignments of these obligations were made as consideration for the July 8, 2021 Amended License Agreement with Forte.
●	The Company recognized a non-cash charge of $1,169,691 upon the receipt of signed releases of obligations from certain vendors, employees, and notes holders in connection with the corporate recapitalization which allowed for certain of these obligations to be converted into common stock at $0.05 per share.
●	During the nine-month period ended September 30, 2022, the Company recognized an asset impairment associated of $2,645,000 associated with the carrying value of the shares of common stock of STAB held by the Company.
●	On June 29, 2022, the Company entered into agreements to allow certain warrants holders of promissory notes currently in default to exercise and convert these instruments at $0.05 per share. The Company recognized the fair market value of the warrants using the Black Scholes valuation model and recognized a charge of $1,605,913 in connection with this action.

Interest Expense

Interest expense for the nine months ended September 30, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the nine months ended September 30
	2023	2022
Interest expense	$77,498	$107,102
Decrease from prior year	$(29,604)	$(57,629)
Percent decrease from prior year	(28)%	(35)%

The decrease in interest expense is related to:

●	Settlement of $1,585,456 of Notes Payable in the nine month period ending September 30, 2022, offset in part by the issuance of $472,500 new Notes Payable in the nine month period ending September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. The Company does not anticipate generating sufficient cash flows from our operations to fund the next twelve months. We had cash on hand of $4,531 at September 30, 2023, compared to $150,491 at December 31, 2022.

Summary of Cash Flows

	For the nine months ended September 30,
	2023	2022
Net cash used in operating activities	$(568,460)	$(996,865)
Net cash provided by financing activities	422,500	688,427
Net decrease in cash and cash equivalents	$(145,960)	$(308,424)

Net cash used in operating activities was $568,460 for the nine months ended September 30, 2023, compared to $996,865 for the corresponding period in 2022. The use of cash in 2023 resulted primarily from our loss from operations, the issuance of Notes payable for substantially all of the license fees due under our agreement with TaiwanJ, and the accrual of consulting fees due to Company Officers.

For the nine months ended September 30, 2022, the Company used $996,865 in cash to support operating activities. Included in net income for the nine months ended September 30, 2022, are non-cash gains of: $3,165,151 recognized upon the assignment of notes and other obligations in connection with a license agreement, offset by losses of $1,169,691 recognized upon the settlement with owners of the obligations, non-cash charges upon the recognition of an asset impairment of the STAB common shares held by the Company, and a charge for the market value from the modification of certain warrant provisions.

The Company had no cash used or provided from investing activities during the nine month periods ended September 30, 2023 and 2022.

For the nine months ended September 30, 2023 and 2022, the Company received $422,500 and $688,427 in financing activities from issued notes payable, respectively.

The Company does not expect to generate revenues in the foreseeable future. If the Company is unable to raise additional working capital to meet its operating obligations and expenditures, the Company will be required to modify its business plan.

CONTRACTUAL OBLIGATIONS

Promissory Notes

The notes payable on the Company’s Condensed Consolidated Balance Sheet above contains, at September 30, 2023, certain promissory notes on which the Company was in arrears on payment of principal as follows:

●	$231,478 in promissory notes issued in 2019. The notes accrue interest at 6% and matured in 2020.
●	$150,000 promissory note issued in 2023. The note accrued interest at 8% and matured in 2023.
$265,000 in promissory notes issued in 2022. The notes accrued interest at 6% and matured in 2023.
$150,000 in promissory notes issued in 2023. The notes accrued interest at 8% and matured in 2023.
$250,000 promissory note issued in 2023. The note accrued interest at 18% and matured in 2023.

Please refer to Note 3 to the Condensed Consolidated Financial Statements of Part I Item 1, which is incorporated by reference, for additional details regarding these promissory notes.

OFF BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2023, and 2022, the Company did not engage in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the condensed consolidated financial statements when the fair value is different than the carrying value of those financial instruments.

Cash, cash equivalents and accounts payable are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of the Company’s investment in the common stock of STAB reflects an asset impairment charge taken in the second quarter of 2022 and is carried at zero in the accompanying condensed consolidated balance sheets. The carrying value of notes payable approximate fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

Research and Development Costs

Research and development costs are charged to expense as incurred and are typically comprised of expenses associated with advancing the commercialization of our technologies.

Income Taxes

The Company follows ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the FASB during the nine months ended September 30, 2023. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management does not believe there are other significant accounting pronouncements which have had or will have a material impact on the Company’s condensed consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2023, the Company issued the following securities:

The Company issued 22,001 shares of common stock to Ira Gaines, pursuant to the Second Amendment to Promissory Note issued on October 1, 2019.

We did not repurchase any shares of our common stock during the three months ended September 30, 2023.

The issuances of shares of common stock described above will not be registered under the Securities Act of 1933, as amended, or the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Refer to Note 3 to the Condensed Consolidated Financial Statements of Part I Item 1, which is incorporated by reference, for additional details. The notes payable on the Company’s Condensed Consolidated Balance Sheet above contains, at September 30, 2023, certain promissory notes on which the Company was in arrears on payment of principal as follows:

$231,478 promissory note issued in 2019. The note accrued interest at 6% and matured in 2020

$150,000 promissory note issued in 2019. The note accrued interest at 15% and matured on September 1, 2023.

$265,000 promissory notes issued in July 2022. The notes accrued interest at 6% and matured on July 19, 2023.

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

Biostax Corp.

Date: November 14, 2023	By:	/s/ Noreen Griffin
	Name:	Noreen Griffin
	Title:	Chief Executive Officer

Biostax Corp.

Date: November 14, 2023	By:	/s/ Glen Farmer
	Name:	Glen Farmer
	Title:	Chief Financial Officer

