Form 10-K
period 2023-12-31
Biostax Corp.
filed 2024-04-16
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-54933

BIOSTAX CORP
(Exact name of registrant as specified in its charter)

Florida	59-3226705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2431 Aloma Ave., Suite 124, Winter Park, FL	32792
(Address of principal executive offices)	(Zip Code)

(888) 613-8802
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BTAX	OTC Markets

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares held by non-affiliates (based upon the closing price of such shares as reported on OTC Markets) was approximately $11.0 million. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 15, 2024, there were a total of 83,738,939 common shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Biostax Corp

Annual Report on Form 10-K

Year Ended December 31, 2023

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” “Company” and “our Company” are to Biostax Corp, a Florida corporation. “Common Stock” refers to the Company’s Common Stock, par value $0.0001 per share.

Note Regarding Industry and Market Data

We are responsible for the information contained in this report. This report includes industry and market data that we obtained from periodic industry publications, third-party studies and surveys, filings of public companies in our industry and internal company surveys. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on historical market data, and there is no assurance that any of the forecasts or projected amounts will be achieved. Industry and market data could be wrong because of the method by which sources obtained their data and because information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. The market and industry data used in this report involve risks and uncertainties that are subject to change based on various factors, including the COVID-19 pandemic and those discussed in Item 1A. “Risk Factors”. These and other factors could cause results to differ materially from those expressed in, or implied by, the estimates made by independent parties and by us. Furthermore, we cannot assure you that a third party using different methods to assemble, analyze or compute industry and market data would obtain the same results.

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

Overview

Biostax Corp. stands at the forefront of the pharmaceutical industry, dedicated to acquiring, developing, and commercializing pharmaceutical and biotechnology products with clear pathways to market success. Our approach is characterized by innovation and efficiency, driven by a unique biotech portfolio hub-and-spoke engine.

Through this engine, we intend to strategically advance small-scale biotechnology and pharmaceutical programs, leveraging subsidiaries, investment vehicles, and partnerships. This allows us to concentrate our resources on promising projects with high potential for success, ensuring focused and efficient development processes.

Our ultimate goal is to bring these innovative products to market, both domestically in the United States and internationally. We recognize the global demand for effective pharmaceutical solutions, and we are committed to addressing healthcare needs on a broad scale.

By deploying products from our programs in targeted markets, we aim to achieve initial commercialization and establish a strong foothold in key regions. This approach not only maximizes the impact of our developments but also facilitates sustainable growth and expansion.

At Biostax Corp., we are driven by a passion for innovation and a commitment to improving global health outcomes. Through our strategic initiatives and collaborative partnerships, we strive to make meaningful contributions to the pharmaceutical industry and enhance the well-being of individuals worldwide.

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

Biostax is therapeutic and health tech agnostic, constantly seeking assets with low acquisition costs and high growth opportunities having significant clinical and commercial potential. The Company targets small-scale early-stage entrepreneurs, inventors, and universities interested in forming new companies around their inventions. Biostax creates efficient hyper-focused entities designed specifically to advance the development of the drugs or technology while providing shared resources and synergies among partners. Flexible deal-structuring practices enable rapid engagement of time-sensitive opportunities and provides Biostax with multiple options to build the best corporate structure for the development and commercialization of each product.

The Company’s growth forecast for the next three years is based on growing several internal and partner programs comprised of:

●	JKB-122 – a therapy developed for the purposes of treating Autoimmune Hepatitis (AIH), Nonalcoholic fatty liver disease (NAFLD) and nonalcoholic steatohepatitis (NASH) that shows anti-fibrotic, immune modulating, and/or anti-inflammatory effects when used for the treatment of various diseases. The Company will also be pursuing low-cost, open-label trials in the United States while simultaneously pursuing regulatory approval in emerging markets

●	Londonal™ – Received Nigeria’s NAFDAC (National Agency for Food and Drug Administration and Control) approval to market and distribute Lodonal™ as a treatment for HIV/AIDS in Nigeria. Lodonal™ is a once-a-day immune system regulator for the management of human immunodeficiency virus and acquired immune deficiency syndrome (HIV/AIDS). We believe that this product is the only product with regulatory approval for low dose naltrexone therapy to be used for treatment of HIV.

●	Low Dose Naltrexone (LDN) – a compound formula that is purported to provide immune-modulating benefits that include cancer, pain, autoimmune, and anti-aging.

JKB-122 is an investigational small molecule, long-acting toll-like receptor 4 (TLR4) antagonist developed for autoimmune hepatitis, nonalcoholic fatty liver disease (NAFLD) and nonalcoholic steatohepatitis (NASH) that has demonstrated anti-fibrotic, immuno-modulating, and anti-inflammatory activities in preclinical models and improved liver injuries by hepatoprotection property. Biostax late-stage three FDA granted Investigational New Drug (IND) 146955 147347 127303 for JKB-122 a small molecule for the treatment of AIH, NAFLD and NASH. The FDA has granted approval to initiate a Phase 2 in AIH and Phase 2B for NASH. Biostax has an inactive IND for Crohn’s Disease.

Initially, Biostax will seek regulatory approval, for JKB-122x in Ex-US Markets. By targeting territories with the highest unmet needs combined with lower barriers to market entry, Biostax will be able to bring an treatments for NAFLD and NASH to Africa. Once approved Ex-US we will seek FDA approval. While these territories represent a fraction of the U.S. and European markets, it provides the fasters t and most affordable way to market and revenue.

IRNXT 101 (Lodonal) lead investigational drug candidate, has been proven to be an immune modulatory drug that can reduce inflammation and improve immune function without the toxic side effects of existing therapies. Where the Company has a number of IND for late-stage development after discussion with the FDA and advisors goal is to file for a Phase 2b/3 Lodonal as an Adjunct Therapy for CD4+ T-Cell Recovery, Inflammation and Immune Activation in People Living With HIV infection causes both mucosal disruption and depletion of CD4+ T cells in gut-associated lymphoid tissue (GALT), altering the microbial composition (dysbiosis) and allowing microbial product to enter the circulatory system. Even with the introduction of antiretroviral therapy (ART), these two mechanisms lead to chronic immune activation and persistent inflammation that could also be enhanced by opportunistic co-infections. In turn, chronic activation, and persistent inflammation result in (i) immune exhaustion and premature immune senescence, and in (ii) a direct damage of organs, through the release of pro-inflammatory cytokines. Clinical Trials with Lodonal have shown that is an immune modulator that been shown to have anti-inflammatory effects; it inhibits central nervous system proinflammatory cytokine activity via TLR-4 antagonism in microglia.

TNIB International (TNIB, TNI): TNI expects to utilize well-established manufacturing, sales, and distribution partners in Africa through its wholly owned subsidiary TNIB International (TNI) to attempt to generate revenues from the sale of Lodonal™ which was approved by NAFDAC. The company has maintained both Drug and Marketing approval.

The Company intends to relaunch now that a Modified Agreement has been reached with AHAR Pharm and Biostax. The Company intends to expand approval for Lodonal for the following indication: non-opioid treatment for pain, adjunct to cancer therapy, and several autoimmune disease prevalent in Africa.

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

Corporate Structure and History

The Company was initially incorporated in Florida on December 2, 1993, as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998, and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs. Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”). On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all the outstanding shares of TNI BioTech IP, Inc. On September 4, 2014, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc. On February 28, 2023, we received a written consent from a majority of our outstanding shareholders to change the name of our Company to “Biostax Corp.” On March 27, 2023, we filed a definitive information statement on Schedule 14C and mailed the information statement to shareholders on record as of the date of the filing. We filed our name change amendment with the Secretary of State of Florida on October 5, 2023, and our new Company name and trading symbol (BTAX) became effective on October 20, 2023.

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

Our fiscal year ends on December 31. Neither we nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding.

Our Market Opportunity

The pharmaceutical landscape is poised for significant growth and innovation across various therapeutic areas, as evidenced by recent developments and inactive status for adjunct treatment to the standard of care. This suggests an opportunity for innovative approaches to enhance existing treatments with Lodonal and JKB-122.

The company will seek approval for JKB-122 in West Africa as we did with Lodonal with NAFDAC. There are limited data from Africa, with variable prevalence reported using USS, from 9.5% to 68.8% in Nigeria, 50.3% in Sudan (https://www.ncbi.nlm.nih.gov/pmc/articles/PMC6465678/. The potential revenue and real-world data will provide funding for Phase 2b trial with the FDA for Autoimmune Hepatitis, where it is not a major market AIH has orphan drug status and can be fast-tracked.

The global HIV drugs market is projected to grow from $30.46 billion in 2021 to $45.58 billion in 2028 at a CAGR of 5.9% in forecast period, 2021-2028. (https://www.fortunebusinessinsights.com/industry-reports/hiv-aids-drugs-market-101115)

Autoimmune hepatitis, another area of focus, is expected to witness rapid growth, with the autoimmune hepatitis market projected to reach USD 210.61 million by 2029, registering a CAGR of 3.70%. Similarly, the Crohn’s disease treatment market is estimated to grow steadily, with a CAGR of 4.2% during the forecast period (2022-2030), reaching a value of US$ 10.92 billion in 2022.

Partnerships with Attune and Sciencare for the Naltrexone 6-month implant signal strategic collaborations to address substance use disorders, a market projected to grow significantly from $37.24 billion in 2022 to $60.18 billion by 2029, at a CAGR of 7.1%.

Overall, these trends underscore opportunities for innovation, collaboration, and market expansion in various therapeutic areas, promising significant growth and impact in the pharmaceutical industry.

TNI Biotech

Based upon the approval of Lodonal for HIV, Biostax intends to capitalize on existing relationships in emerging territories to market and distribute its products, swiftly connecting with patients in need. Multiple manufacturing, distribution, and contract sales organizations based in Africa will concentrate on expanding the approval Lodonal and JKB-122 for several indication, which will include Non-opioid treatment for pain, NASH, NAFLD, adjunct to cancer therapy, and autoimmune skin disease. Additionally, internal sales efforts will be ramped up to facilitate this expansion.

Nigeria, the most populous country in Africa, harbors one of the largest HIV epidemics globally and exhibits some of the highest rates of new infections in sub-Saharan Africa. Estimates suggest that between 2-3.5 million individuals live with HIV in this region.

Furthermore, there exists a significant gap in Non-Alcoholic Fatty Liver Disease (NAFLD) data from Africa. Some sources indicate a prevalence of 13%, though this figure likely underestimates the true prevalence. Globally, the percentage of individuals suffering from Non-Alcoholic Steatohepatitis (NASH) and/or NAFLD ranges from approximately 25% for NAFLD to 1.5-6.45% for NASH. JKB-122, offered by our company, provides effective and highly affordable treatment compared to existing alternatives. Beyond Nigeria, we are also establishing relationships and exploring opportunities in Equatorial Guinea, Malawi, and South Africa, with plans for further development in these regions.

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

Due to Biostax’s portfolio operational efficiencies, the Company can support more assets across subsidiaries than a traditional biotech model and potentially provide more “shots on goal” to mitigate the impact of any single failure.

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

On September 30, 2022, the Company entered into a licensee agreement with TaiwanJ Pharmaceuticals a Taiwan corporation having a principal place of business 3F-4, No6-1 Sec2 ShenYi Rd, Chubei, Hsinchu, Taiwan (herein referred to as “TPEX” or “Licensor” for the product JKB-122.

A.	Patent applications in relation to the composition of matter.

Country	Application No.	Title
USA	16/966,645	Pharmaceutical formulation for a solid dosage form of opioid receptor antagonists

B.	Patents and patent applications in relation to the primary indication of use.

Multiple Indications
Country	Application No.	Patent No.	Patent Term	Utility Claim
Taiwan	092132155	I275591	2003/11/17 ~ 2023/11/16	Organ Damage (Liver, Kidney, Lung Damage)
Taiwan	095146643	I430992	2003/11/17 ~ 2023/11/16	Rheumatoid arthritis, Organ damage (Liver or kidney damages), Crohn’s Disease, Ulcerative colitis, Multiple sclerosis
Hong Kong	14104476.9	HK1192711 (License out) 官網資訊專利所有人為 TAIWANJ PHARMACEUTICALS CO., LTD (2022/4/20 瀏覽)	2003/05/16 ~ 2023/05/16	Organ Damage (Liver, Kidney, Lung Damages), Liver damage caused by alcohol abuse, hepatitis, cirrhosis, bacterial infection or environment toxins
India	3435/DELP/2004	IN240229 (License out) 官網沒有從TAIWANJ 讓渡出 去的文件(2022/4/20 瀏覽)	2003/05/16 ~ 2023/05/16	Organ Damage (Liver, Kidney, Lung Damages), Liver damage caused by alcohol abuse, hepatitis, cirrhosis, bacterial infection or environment toxins
Japan	20040505341	JP5438250 (License out) 官網資訊權利者為タイワ ンジェファーマシュティカ ルズ カンパニー リミテ ッド(2022/4/20 瀏 覽)	2003/05/16 ~ 2023/05/16	Liver and kidney damages associated with overproduction of TNF-α
Singapore	2004063871	SG108388 (License out) 官網資訊專利所有人為 TAIWANJ PHARMACEUTICALS CO., LTD (2022/4/20 瀏覽)	2003/05/16 ~ 2023/05/16	Organ Damage (Liver, Kidney, Lung Damages), Liver damage caused by alcohol abuse, hepatitis, cirrhosis, bacterial infection or environment toxins
USA	10/936,431	US 7,923,454	2004/09/08 ~ 2025/01/27	Organ Damage (Liver, Kidney, Lung Damages), Rheumatoid arthritis, Crohn’s Disease, Multiple sclerosis
USA	12/400,344	US 8,017,622	2009/03/09 ~ 2023/05/16	Crohn’s Disease, Liver Damage
USA	13/228,527	US 9,776,971	2011/09/09 ~ 2023/05/16	Organ Damage (Liver, Kidney Damages), Crohn’s Disease, Pulmonary fibrosis

AIH (Autoimmune Hepatitis)

Country	Application No.	Patent No. & Current Status	Patent Term	Utility Claim
Taiwan	105109186	TWI612961	2016/03/24 ~ 2036/03/24	Nalmefene, naltrexone or derivatives thereof for use in treating AILD
USA	15/078,342	US 9,757,372	2016/03/23 ~ 2036/03/23	Nalmefene, naltrexone or derivatives thereof for use in treating AILD
Australia	20160235093	AU2016235093	2016/03/24 ~ 2036/03/24	Nalmefene, naltrexone or derivatives thereof for use in treating AILD
Canada	2983121	CA2983121	2016/03/24 ~ 2036/03/24	Nalmefene, naltrexone or derivatives thereof for use in treating AILD
EPO	EP16769679.8	EP3273958 (DE, FR, GB)	2016/03/24 ~ 2036/03/24	Nalmefene, naltrexone or derivatives thereof for use in treating AILD
Korea	1020177030832	KR10-2064334 (Licensed out) 官網資訊權利所有 人為 타이완제이 파마슈티컬스 컴퍼니 리미티드(2022/4/20 瀏 覽)	2016/03/24 ~ 2036/03/24	Nalmefene, naltrexone or derivatives thereof for use in treating AILD
Russia	2017137008	RU2707560	2016/03/24 ~ 2036/03/24	Nalmefene, naltrexone or derivatives thereof for use in treating AILD

NASH (Non-Alcoholic Steatohepatitis), NAFLD (Non-Alcoholic Fatty Liver Disease), ASH (Alcoholic Steatohepatitis)
Country	Application No.	Patent No. & Current Status	Patent Term	Utility Claim
USA	15/492,198	US 10,045,977	2017/04/20 ~ 2037/04/20	Nalmefene, naltrexone or derivatives thereof for use in treating NASH, NAFLD or ASH
Taiwan	106130679	Undergoing Examination	—	Nalmefene, naltrexone or derivatives thereof for use in treating NASH, NAFLD or ASH
Australia	2017253228	2017253228	2017/04/20 ~ 2037/04/20	Nalmefene, naltrexone or derivatives thereof for use in treating NASH, NAFLD or ASH
Canada	3021788	3,021,788	2017/04/20 ~ 2037/04/20	Nalmefene, naltrexone or derivatives thereof for use in treating NASH, NAFLD or ASH
China	201780024846.0	Undergoing Examination (Licensed out) 官網沒有申 請權轉 移 資 訊 (2022/4/20 瀏覽)	—	Nalmefene, naltrexone or derivatives thereof for use in treating NASH, NAFLD or ASH

Russia	2018136387	RU2717677	2017/04/20 ~ 2037/04/20	Nalmefene, naltrexone or derivatives thereof for use in treating NASH, NAFLD or ASH

License with Statera Biopharma Inc.

In December 2013, the Company formed Cytocom as a subsidiary of the Company, and transferred rights, titles and interests to the Company as follows:

(i)	Patents, patent applications, and all divisional, continuations and continuations-in-part thereof, together with all reissues, reexaminations, renewals, and extensions thereof and all rights to obtain such divisional, continuations and continuations-in-part, reissues, reexaminations, renewals and extensions, and all utility models and statutory invention registrations and any other such analogous rights.

(ii)	Trademarks, service marks, Internet domain names, trade dress, trade styles, logos, trade names, services names, brand names, corporate names, assumed business names and general intangibles and other source identifiers of a like nature, together with the goodwill associated with any of the foregoing, and all registrations and applications for registrations thereof, together with all renewals and extensions thereof and all rights to obtain such renewals and extensions.
(iii)	Copyrights, mask work rights, database and design rights, moral rights and rights in Internet websites, whether registered or unregistered and whether published or unpublished, all registrations and recordings thereof and all applications in connection therewith, together with all renewals, continuations, reversions and extensions thereof and all rights to obtain such renewals, continuations, reversions and extensions.

(iv)	Confidential and proprietary information, including, trade secrets and know-how.

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

As of December 31, 2023, the Notes transaction and Third License Amendment have not been fully executed. The Notes in default have been assigned and the transfer signed off by the creditors, but Cytocom still has not completed the assumption of the agreed upon obligations. Until the transaction is completed, Cytocom (now, Statera Biopharma, Inc.) does not have a clear title and interest to our Company’s technology.

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

Pursuant to the terms of the agreement, and for consideration of the license, the Company will provide (i) a non-refundable cash payment of $500,000 within ninety (90) days of September 30, 2022, (ii) a non-refundable cash payment of $500,000 at the earliest of either the National Agency for Food and Drug Administration and Control (“NAFDAC”) approval for JKB-122 in Africa for any indication, or the enrollment of the first patient in a Food and Drug Administration (“FDA”) trail for Crohn’s Disease, (iii) 250,000 shares of common stock of the Company within sixty (60) days of September 30, 2022, (iv) an annual payment of $100,000 each anniversary of the date of the agreement until the Company gains regulatory approval in Africa, (v) milestone payments (described below), and (vi) royalties on net sales. The 250,000 shares of common stock represent approximately 0.32% of the currently outstanding common stock of the Company.

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

On March 26, 2023, the Company paid $150,000 of the non-refundable up-front payment.

On April 13, 2023, the Company issued a note payable to TaiwanJ in the amount of $250,000, in order to reduce the balance of the up-front payment to $100,000. The note earns interest at 18.0% and matured on May 30, 2023. The note is currently in default.

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

Employees

As of December 31, 2023, our Company had no full-time employees.

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

Risks Related to our Business, Operations and Industry

We have a limited operating history and are expected to incur significant operating losses during the early stage of our corporate development.

We have a limited operating history. Our historical financial information consists only of an audit of our financial results at and for the years ended December 31, 2022 and 2023. There is limited historical financial information upon which to base an evaluation of our performance. We are an emerging Company, and thus our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operation, particularly in the pharmaceutical industry.

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

Due to our net losses, negative cash flow and negative working capital, in their report on our audited financial statements for the years ended December 31, 2022 and 2021, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

As a group, at December 31, 2023, our officers, directors and certain related parties owned a majority of the outstanding common stock of the Company. Our other stockholders will have limited ability to influence corporate actions or decisions.

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

If our existing stockholders or holders of our convertible notes, options or warrants sell, or indicate an intention to sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the marketplace that these sales may occur could also cause the trading price of our common stock to decline.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have developed the following processes as part of our strategy for assessing, identifying, and managing material risks from cybersecurity threats.

Managing Material Risks & Integrated Overall Risk Management

We have integrated cybersecurity risk management into our risk management processes. This integration is intended to ensure that cybersecurity considerations are part of our decision-making processes. We continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engaging Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we engage with external experts, including cybersecurity assessors, consultants, and auditors, in evaluating and testing our risk management systems. These service providers enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices.

Overseeing Third-Party Risk

Because we are aware of the risks associated with third-party service providers, we implement processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes regular assessments by our Chief Operating Officer. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance

Board of Directors Oversight

Our board of directors oversees the management of risks associated with cybersecurity threats.

Management’s Role Managing Risk

Our management team, including our Chief Operating Officer, is responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Operating Officer has primary responsibility for our overall cybersecurity risk management program and supervises all external cybersecurity consultants. Our Chief Operating Officer has experience supervising and managing company security and privacy departments.

Monitoring Cybersecurity Incidents

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from external security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Reporting to Board of Directors

Significant cybersecurity matters, and strategic risk management decisions, will be escalated to the board of directors.

ITEM 2.	PROPERTIES.

Our principal office is located at 2431 Aloma Ave., Suite 124, Winter Park, Florida 32792. The monthly lease cost is approximately $75 and is cancellable upon one month’s notice.

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

Market Information

Our common stock is listed for quotation on the OTCQB marketplace under the symbol BTAX. Our common stock began trading in November 1999 on OTC under the name Galliano International Ltd. In March 2012, our stock began trading under the name of TNI BioTech, Inc. under the symbol TNIB. The symbol was changed to IMUN in December 2014, concurrent with our name change to Immune Therapeutics, Inc. In October 2023, the symbol was changed to BTAX, concurrent with our name change to Biostax Corp.

The following table sets forth the high and low sales prices per share of our common stock for the periods indicated as reported by the OTC Markets Group, Inc.

	Price Range
	High	Low
Quarter Ended:

December 31, 2023	$0.10	$0.06
September 30, 2023	$0.90	$0.07
June 30, 2023	$0.60	$0.18
March 31, 2023	$0.79	$0.37

Quarter Ended:

December 31, 2022	$1.50	$0.57
September 30, 2022	$2.45	$1.00
June 30, 2022	$2.85	$1.03
March 31, 2022	$2.98	$1.17

Record Holders

As of March 31, 2024, there were approximately 675 shareholders of record of our common stock, our only outstanding class of securities. In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single shareholder.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Dividend Policy

We have not declared nor paid any cash dividends on our common stock in 2023 and 2022. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. There are no restrictions that currently limit our ability to pay dividends on common stock other than those generally imposed by applicable state law.

See also Item 1A “Risk Factors—Risks Related Ownership of Our Common Stock—We have not paid in the past and do not expect to declare or pay dividends in the foreseeable future.”

Recent Sales of Unregistered Securities

We did not sell any equity securities during the 2023 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K filed during the 2023 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the year ended December 31, 2023.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is a summary of the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled “Item 1A Risk Factors” and “Introductory Notes - Special Note Regarding Forward-Looking Statements.”

Overview

Our Company is a developer and marketer of pharmaceutical, biotechnology, and MedTech products that have a well-defined path to market. We believe that we have deep expertise and strong partnerships in the fields of autoimmunity and immune restoration and are able to deliver solutions today for people that are living with autoimmunity, chronic inflammation, infection, and cancer.

Smaller Reporting Company

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, certain exemptions may continue to be available to us as a smaller reporting company, including: (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (ii) scaled executive compensation disclosures; (iii) the requirement to provide only two years of audited financial statements, instead of three years; and (iv) compliance with certain greenhouse gas emissions disclosure and related third-party assurance requirements.

Recent Developments

On January 22, 2024, the Company issued 81,086 shares of common stock to an investor as payment of accrued interest on Notes payable through December 31, 2023.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2023 and 2022, both in dollars and as a percentage of our revenues.

	Year End		Change
	2022	Unaudited 2023	Amount ($)	Percent (%)
Operating expenses
Selling, general, and administrative	$1,149,257	$957,114	(192,143)	(16.72)
Research and development expense	14,236	473,528	459,292	3,226.27
Depreciation and amortization expense	-	54,308	54,308	100.00
Total operating expenses	1,163,493	1,484,950	321,457	27.63
Loss from operations	(1,163,493)	(1,484,950)	(321,457)	27.63

Other income (expense)
Gain on issuance of Forte license	3,165,151	-	(3,165,151)	(100.00)
Interest expense	(120,403)	(125,607)	(5,204)	4.32
Change in market value of common shares	(2,645,000)	-	2,645,000	(100.00)
(Loss) gain on settlement of obligations and conversion of debt	(1,166,418)	(40.000)	1,126,418	(96.57)
Charge from warrant modification and debt settlement	(1,605,913)	-	1,605,913	(100.00)
Total other income	(2,372,583)	(165,607)	2,206,976	(93.02)
Net (loss) income	(3,536,076)	(1,650,557)	1,885,519	(53.32)

Total revenues.

We had no revenues from operations for the years ended December 31, 2023 and 2022.

Cost of sales.

As we had no revenues, we also did not have any costs or expenses related to sales for the years ended December 31, 2023 and 2022.

Selling, general, and administrative expenses.

Selling, general and administrative expense for the years ended December 31, 2023 and 2022 were as follows (dollar amounts in thousands):

	2023	2022
Selling, general and administrative	$957	$1,149
Increase (decrease) from prior year	$(192)	$564
Percent increase (decrease) from prior year	(17%)	96%

In 2023, selling, general and administrative expenses were $957 thousand, compared to $1,149 thousand for 2022, a decrease of $192 thousand or 17%. For the years ended December 31, 2023 and 2022, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

	2023	2022
Stock listing and investor relations	$24	$22
Board fees	52	170
Professional fees and consulting	127	384
Related party consulting	727	300
Rent	1	57
Payroll and benefits	-	188
Other	26	28
	$957	$1,149

During the year ended December 31, 2023, the Company has focused on executing its restructuring plan and business development activities and the negotiation and finalization of certain licensing transactions described further in “Note 8. Licensing Agreements” in the notes to the consolidated financial statements.

The increase in selling, general and administrative expenses is reflected in the increase of professional and consulting fees, and general operating expenses, offset by a reduction of payroll costs, board fees and facility costs. Professional fees and consulting costs are incurred for legal, tax and accounting services as well as expanded management headcount. The increase in the professional costs reflects the Company’s financial reorganization efforts and licensing strategies underway with Cytocom, Forte and TaiwanJ Pharmaceuticals as described in Note 8 to the financial statements. The decrease in payroll and benefits reflect accrued wages payable to the Company’s former Chief Executive Officer and wages paid to a former, part-time financial analyst.

Depreciation and amortization.

The Company incurred $54 thousand of depreciation and amortization expense in 2023, compared to no depreciation or amortization expense in 2022. This expense is wholly attributed to the amortization of the TaiwanJ license.

Research and development expenses.

In 2023, research and development expenses were $474 thousand, compared to $14 thousand for 2022, an increase of $459 thousand or 3,226%. The increase was entirely a result of amounts payable to TaiwanJ for our license to use certain intellectual property.

A summary of our research and development expenses for the years ended December 31, 2023 and 2022 were as follows (dollar amounts in thousands):

	2023	2022
Research and development	$474	$14
Increase (decrease) from prior year	$459	$(138)
Percent increase (decrease) from prior year	3,226%	(91)%

The Company recorded $14 thousand of research and development costs during the year ended December 31, 2022 reflecting fees payable to AHAR Pharma related to the renewal of Lodonol marketing authorization in Nigeria.

Our research and development programs are managed internally and have historically focused on working with individuals and universities to identify and utilize patents we have sub-licensed or acquired since our inception. We continue to seek to expand our pipeline of intellectual property by reviewing other compounds, technologies, or capabilities. The Company continues to seek and identify innovative technologies to incorporate into our intellectual property assets.

For the years ended December 31, 2023 and 2022, research and development expenses were made up as follows (dollar amounts in thousands):

	2023	2022
Patent expenses	$446	$-
Professional fees	28	14
	$474	$14

Total other income (expense).

We had $166 thousand in total other expenses, net, for the year ended December 31, 2023, as compared to $2,373 for the year ended December 31, 2022. Other expenses, for the year ended December 31, 2023, consisted of $126 thousand of interest expense and a $40 thousand loss on the settlement of obligations and conversion of debt. Other expenses, net, for the year ended December 31, 2022 consisted of $3,165 thousand on the gain of the issuance of the license to Forte, $120 thousand of interest expense, $2,645 thousand expense on the change in the market value of common shares, a $1,166 thousand loss on the settlement of outstanding Company obligations and conversion of debt, and a $1,605 thousand other expense on the charge from warrant modification and debt settlement.

Gain on issuance of Forte license.

In 2022, we issued a license to Forte, substantially as described in “Item 1. Business – Intellectual Property— License with Forte Animal Health, Inc.” As a part of this license, we receive periodic milestone and licensing payments. As a result, in 2022, we received a gain of $3,165,151 from payments due to our Company under this license.

Interest Expense.

Interest expense for the years ended December 31, 2023 and 2022 were as follows (dollar amounts in thousands):

	2023	2022
Interest expense	$125	$120
Increase (decrease) from prior year	$(5)	$(91)
Percentage increase (decrease) from prior year	4%	(43)%

Interest expense is comprised of interest expense and amortization of loan origination fees owed by the Company. The increase year over year reflects the increase in outstanding notes payable.

Liquidity and Capital Resources.

As of December 31, 2023, we had cash of $29,785. To date, we have financed our operations primarily through revenue generated from sales of our securities and proceeds from notes payable. We have been dependent upon financing activities as we implement our acquisition strategy.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	Unaudited 2023	2022
Net cash used in operating activities	$(656,534)	$(581,821)
Net cash used in investing activities	-	(500,000)
Net cash provided by financing activities	535,828	738,427
Net change in cash	(120,706)	(343,394)
Cash and cash equivalents at beginning of year	150,491	493,885
Cash and cash equivalents at end of year	$29,785	$150,491

Our net cash used in operating activities was $656,534 for the year ended December 31, 2022, as compared to $581,821 for the year ended December 31, 2022. For the year ended December 31, 2023, our net loss of $1,650,556 and license fees payable to TaiwanJ of $253,849; offset by $300,000 from the issuance of common stock for license fees and accrual of $709,858 of related party fees payable were the primary drivers for cash used in operations.

For the year ended December 31, 2022, our net loss of $3,536,076, $2,645,000 loss on impairment on investment in common stock, loss from warrant modification of $1,605,913, loss from settlement of obligations of $1,166,418, offset by a gain on issuance on license agreement of $3,165,151 were the primary drivers for cash used in operations.

In 2023 the Company did not generate any cash from investing activities. Our net cash used in investing activities for the year ended December 31, 2023, was $500,000, related to the purchase of intangible assets from Taiwain J.

Our net cash provided by financing activities was $535,828 for the year ended December 31, 2023, as compared to $738,427 for the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2023, consisted of $100,000 received from related parties and $435,828 in proceeds from the issuance of notes payable.

Net cash provided by financing activities for the year ended December 31, 2022, consisted of $6,369 received as proceeds from undocumented investor advances, $417,058 from proceeds from related parties, and $315,000 in proceeds from the issuance of notes payable.

Outstanding Debt

Promissory Notes

As of December 31, 2023, the Company had $1,183,978 in notes payable to shareholders of record.

December 31, 2023

Promissory note issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. This note is in default.	$231,478

Promissory note issued in 2019 for the settlement of debt in the same amount and matured in 2021. Lender earns interest at 15%. This note was modified in November 2022, extending maturity to September 2023. This note is in default.	150,000

Promissory note issued in 2022 and matured in July 2023. Lender earns interest at 6%. This note is in default.	65,000

Promissory note issued in 2022 and matured in July 2023. Lender earns interest at 6%. The holder of the note is a former Director and the former Chief Executive Officer of the Company. This note is in default.	200,000

Promissory note issued in 2022 and matured in December 2023. The lender earns interest at 7.75%. This note is in default.	50,000

Promissory note issued in March 2023 and matured in May 2023. The lender earns interest at 8%. This note was issued to H. Louis Salomonsky, a Director of the Company. This note is in default.	100,000

Promissory note issued in March 2023 and matured in June 2023.The lender earns interest at 8%. This note is in default.	50,000

Promissory note issued in April 2023 and matured in May 2023. The lender earns interest at 18%. This note is in default.	250,000

Promissory note issued in June 2023 and matures in June 2024. The lender earns interest at 8%.	15,000

Promissory note issued in July 2023 and matures in July 2025. The lender earns interest at 8.5%. This note was issued to Global Reverb Corporation, a related party of which Noreen Griffin is the sole beneficial owner.	7,500

Promissory note issued in November 2023 and matures in August 2024. Lender earns interest at 22.0% and is convertible into shares of common stock.	65,000

$1,183,978

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described above, the operating leases described under Item 2, “Properties” and obligations disclosed under various licensing agreements. We do not have any purchase obligations with any suppliers.

Off-Balance Sheet Arrangements

During the twelve months ended December 31, 2023, and 2022, the Company did not engage in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Cash, cash equivalents and accounts payable are accounted for at cost which approximates fair value due to the relatively short maturity of these instruments. The carrying value of the Company’s investment in the common stock of STAB reflects an asset impairment charge taken in the second quarter of 2022 and is carried at zero in the accompanying condensed consolidated balance sheets. The carrying value of notes payable is approximately fair value since they bear market rates of interest and other terms. None of these instruments are held for trading purposes.

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

Derivative Financial Instruments. FASB ASC 815, Fair Value Measurements requires bifurcation of certain embedded derivative instruments in certain debt or equity instruments, and measurement at their fair value for accounting purposes. A holder redemption feature embedded in the Company’s note payable requires bifurcation from its host instrument and is accounted for as a freestanding derivative. The Company held no derivative financial instruments at December 31, 2023.

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

As of December 31, 2023 and 2022, and at the date of adoption, the Company did not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2023 and 2022, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

The Company did not grant any stock-based compensation awards during the years ended December 31, 2023 and 2022.

Net Income per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

The Company’s potentially dilutive securities which include primarily shares of common stock from the potential conversion of notes payable, have been included in the computation of diluted net income per share for the twelve-month periods ended December 31, 2023 and 2022.

Going Concern

As of December 31, 2023, the Company had $29,785 in cash on hand, negative working capital of $4,529,374 and accumulated stockholders’ deficit of $384,619,050. For the year ended December 31, 2023, the Company reported net loss attributable to common shareholders of $1,650,557.

For the year ended December 31, 2022, the Company reported net loss attributable to common shareholders of $3,536,076. Included in net income for the year ended December 31, 2022 were non-cash non-operating loss aggregating $2,252,180 as follows:

Gain on assignment of debt and liabilities	$(1,166,418)
Issuance of Forte license	3,165,151
Change in market value of investment in STAB common shares	(2,645,000)
Loss on re-measurement of warrant FMV	(1,605,913)
$(2,252,180)

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

Working capital at December 31, 2023 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the FASB during the twelve months ended December 31, 2023. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management does not believe there are other significant accounting pronouncements which have had or will have a material impact on the Company’s condensed consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our unaudited consolidated financial statements begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer has concluded that our disclosure controls and procedures are ineffective to ensure that information disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. This determination was based on the limited accounting staff, the lack of segregation of duties and the lack of an audit committee at December 31, 2023, which creates a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness means there is a risk that our financial reports or other filings may contain an error or inaccuracy or not submitted timely.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, because of the Company’s limited resources and limited number of employees, and the absence of an audit committee at December 31, 2023, management concluded that, as of December 31, 2023, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding our directors and executive officers as of the date of this report.

Name	Age	Position
Noreen Griffin	71	Chief Executive Officer
Clay Caperton Reynolds	61	Director
Roger Craig Suro	49	Director
Glen Farmer	54	Chief Financial Officer
Kelly Wilson	53	Chief Operating Officer

The biographies of each director below contain information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and information regarding involvement in certain legal or administrative proceedings, if applicable.

Noreen Griffin. Ms. Griffin was appointed as Chief Executive officer in July 2023. From November 2022 until August 2023, Ms. Griffin servied as Vice President. From August 2020 to March 2022, Ms. Griffin has been a founder and Executive Vice President of Cytocom, Inc., a clinical-stage biopharmaceutical company and former subsidiary of the Company. Since November 2012, Ms. Griffin has been the Manager of TNI Biotech International Ltd., a subsidiary of the Company. Ms. Griffin is also a director and the Chief Executive Officer of Forte Animal Health Inc., a position which she has held since January 2021. From April 2020 to September 2020, Ms. Griffin was the Chief Executive Officer of Cytocom Inc. (later Statera BioPharma Inc.) (Nasdaq: STAB), and she served as President until March 2022. From March 2012 to September 2019, Ms. Griffin, a co-founder of the Company, was the Chief Executive Officer and a director of the Company. Ms. Griffin attended North Florida Community College from 1978 to 1980 and left prior to graduation in order to pursue full-time employment opportunities.

Clay Caperton Reynolds. Ms. Reynolds joined the board in October 2023. Ms. Reynolds began her career in the Sports Management Industry and then expanded to working with not-for-profit organizations. She was a member of the Steward School Board of Trustees from 2016 until 2022 and that included her membership on the Advancement, Governance and Executive Committees. Since 2019, she has been a member of the Bon Secours Richmond Foundation Board and its Development Committee; since 2022 she has also been a member of the Riverside School Board of Trustees, where she is the vice chair of the Development & Governance Committees; since 2022 she has been a member of the Trinity Episcopal School Board of Trustees and is the Chair of its Advancement Committee. Ms. Reynolds holds a Bachelor of Science degree in Sociology and Anthropology from Virginia Commonwealth University. We believe that Ms. Reynolds is qualified to serve on our board of directors due to her previous extensive board experience, as well as experience with non-for-profit organizations.

Roger Craig Suro. Mr. Suro joined the board in November 2023. Mr. Suro began his career in the public sector where he was Virginia’s Assistant Secretary of Health and Human Resources under Secretary Jane Woods. He later became a real estate developer with Realty Venture Groups LLC and since 2009 Mr. Suro has been a partner at Varidian LLC, a chemical manufacturer. In 2010 he co-founded CareTime LLC, a software company that supports home care agencies and he currently remains a principal there. In 2014 Mr. Suro co-founded the Tangier Island Oyster Company, a not-for-profit advocacy organization. From 2020 to 2022 he worked as a consultant at Statera Biopharma where he analyzed national legislation and policy proposals and advised the company on their potential impacts. Since 2016 he has been on the HCA Hospitals of Richmond board of directors and the HCA Division Region Market Advisory Committee. He has also been on the Pharma Doctors Hospital Board since 2022, the Greater Richmond YMCA board since 2013 and volunteers on its Property and Facilities committee. He has also been on the Steward School Board of Trustees since 2023 and the Community Board for the Blue Ridge Bank since 2018. Mr. Suro holds a Bachelor of Science degree in Business Commerce from Clemson University and an Executive Mini MBA from the University of Richmond. We believe that Mr. Suro is qualified to serve on our board of directors due to his previous extensive non-profit experience, his entrepreneurial experience, and his involvement in the medical community.

Glen Farmer. Mr. Farmer was appointed as the Chief Executive Officer in August 2022. From April 2018 to July 2022, Mr. Farmer was the Vice President and U.S. Controller at iAnthus Capital Holdings, Inc. (CSE: IAN) (OTC: ITHUF), a healthcare company. Prior to his tenure at iAnthus, Mr. Farmer was Director of Finance, Integrated Specialty Pharmacy Division of Premier, Inc. (Nasdaq: PINC) from September 2015 to April 2018. Mr. Farmer received his bachelor’s degree in accounting from the University of Maryland, and his Master of Business Administration with a concentration in finance from Mount St. Mary’s University.

Kelly Wilson. Ms. Wilson has served as the Chief Operating Officer of the Company since August 2022. Ms. Wilson served as Interim Chief Executive Officer of the Company from November 2022 through July 2023. From 2013 to April 2020, Ms. Wilson was the Company’s Chief Technology Officer. From September 2016 to April 2020, Ms. Wilson also served as the Chief Technology and Information Officer of Cytocom Inc., a clinical-stage biopharmaceutical company and former subsidiary of the Company. Since December 2020, Ms. Wilson has also served as a director for Forte Animal Health, Inc., a veterinary immunotherapy company. From August 2016 to August 2019, Ms. Wilson was the Director of Program and Project Management of Cytocom; during that time Cytocom merged with Cleveland Biolabs Inc. and became Statera Biopharma Inc. (Nasdaq: STAB). From May 2022 to July 2022, Ms. Wilson was the Chief Operating Officer of Biostax, Inc., an immunotherapy startup. Ms. Wilson is also a director of Biostax, Inc., since May 2021. Ms. Wilson graduated with honors from the University of Central Florida with a master’s degree in systems design and a bachelor’s degree in English.

Family Relationships

Ms. Kelly Wilson, Chief Operating Officer is the daughter-in-law of Ms. Noreen Griffin, the Chief Executive Officer of the Company.

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

Committees of the Board of Directors

In February 2014, the Board authorized the formation of and adopted charters for an audit committee, compensation committee, compliance committee, and nominating committee. As of December 31, 2023, we had not yet appointed any directors of our Board to these committees. Since their formation, the functions of these committees have been managed by the entire Board. As of the date of this information statement, no members were appointed to the audit committee, compensation committee, compliance committee, and nominating committee. The compensation committee, compliance committee and nominating committee have not yet held any meetings.

The Board held no meetings in 2023.

Code of Ethics and Business Conduct

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

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2023 and 2022

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total($)

Noreen Griffin, Chief Executive Officer(1)	2023	-	-	-	-	$111,742	111,742

Kelly Wilson, Chief Operating Officer (2)	2023	-	-	-	-	$285,955	$285,955
	2022	-	-	-	-	$75,217	$75,217

Glen Farmer, Chief Financial Officer(3)	2023	-	-	-	-	$155,334	155,334
	2022					$88,750	88,750

(1)	Noreen Griffin became Chief Executive Officer in July 2023. Ms. Griffin was not a named officer in 2022. Ms. Griffin accrues compensation pursuant to a consulting agreement. As of December 31, 2023, the accrued/unpaid amount under this agreement was $111,742. No stock compensation awards were issued to Ms. Griffin in 2023.
(2)	Kelly Wilson served as Interim Chief Executive Officer from November 2022 through July 2023. Ms. Wilson accrues compensation pursuant to a consulting agreement. As of December 31, 2023, the accrued/unpaid amount under this agreement was $276,538. No stock compensation awards were issued to Ms. Wilson in 2023 or 2022.
(3)	Glen Farmer has served as the Chief Financial Officer in August 2022. Mr. Farmer accrues compensation pursuant to a consulting agreement. As of December 31, 2023, the accrued/unpaid amount under this agreement was $99,422. No stock compensation awards were issued to Mr. Farmer in 2023 or 2022.

Griffin Agreement

Pursuant to a consulting agreement dated August 2, 2023 (the “Griffin Agreement”), Noreen Griffin agreed to provide a minimum of 40 hours of service to the Company per week as an independent consultant in connection with her duties as the Chief Executive Officer.

Ms. Griffin will be paid a monthly fee of $20,834, and a medical insurance stipend of up to $1,200 per month. Interest on accrued and unpaid amounts will accrue at a rate of 8.5% per annum.

The initial term of the Griffin Agreement is 12 months, and it began on August 2, 2023 and will renew automatically for up to three additional one-year terms unless notice is given in writing 30 days prior to the end of each term. The Grifin Agreement may be terminated without cause by either party with 30 days’ written notice. The Griffin Agreement contains customary non-disclosure and non-disparagement provisions.

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

On April 13, 2023 the Wilson Agreement was amended to acknowledge that Ms. Wilson was serving as Interim Chief Executive Officer.

On July 25, 2023, the Wilson agreement was amended to remove the provision to convert accrued and unpaid amounts into shares of common stock and instead accrue interest on unpaid amounts at 8.5% per annum.

Farmer Agreement

On November 1, 2022, we entered into a consulting agreement with Glen Farmer, our Chief Financial Officer. Pursuant to the terms of the consulting agreement, we agreed to pay Mr. Farmer a monthly fee of $10,500 and a monthly insurance stipend of $2,800, in return for 20 hours of weekly services. In lieu of cash compensation, Mr. Farmer may elect to receive restricted shares of the Company’s Common stock valued at whichever is lower: (a) 25% below any current offering price (or the most recent offering price if the Company is not engaged in the offering) or (b) 50% below the Company’s current common stock value as determined by the average of the previous 30 days’ closing market prices. This election can be made 30 days before, and up to 90 days after, the date such cash should have been paid to Mr. Farmer. The agreement is for a term of one year, cancelleable with 30 days written notice by either party.

On July 25, 2023, the Farmer Agreement was amended to remove the provision to convert accrued and unpaid amounts into shares of common stock and instead accrue interest on unpaid amounts at 8.5% per annum.

Employment Agreements

Currently, we have no employment agreement with any of our executive officers.

Outstanding Equity Awards at Fiscal Year-End

No executive officer named above had any unexercised options, stock that has not vested or equity incentive plan awards outstanding as of December 31, 2023.

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or 401(k) plan.

Director Compensation

The following table sets forth information regarding the compensation earned or paid during 2023 to non-executive directors who served on the Board during the year.

Name	Fees Paid or Earned in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Incentive Plan Compensation	All Other Compen-sation ($)	Total ($)

Henry Louis Salomonsky (1)	$45,000	$-0-	$-0-	$-0-	$-0-	$-0-	$45,000

Clay Caperton Reynolds	$4,000	$-0-	$-0-	$-0-	$-0-	$-0-	$4,000

Roger Craig Suro	$3,000	$-0-	$-0-	$-0-	$-0-	$-0-	$3,000

(1)	Mr. Salomonsky became a director of the Company in October 2022 and served until he passed away on August 31, 2023.

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

Security Ownership of Certain Beneficial Owners and Management

The following table and footnotes thereto sets forth certain information with respect to the beneficial ownership of our common stock as of March 28, 2024 by (i) each director and named executive officer of the Company, (ii) each person known by us to be the beneficial owner of 5% or more of its issued and outstanding shares of Common Stock, and (iii) all executive officers and directors of the Company as a group. The Company has only one class of stock, Common Stock, and each share of Common Stock is entitled to one (1) vote.

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

Name and Address of Beneficial Owner	Position of Beneficial Owner	Title of Class	Amount and Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Kelly Wilson (3)	Chief Operating Officer	Common Stock	15,609,698	18.7%
Glen Farmer(4)	Chief Financial Officer	Common Stock	409,000	*%
Noreen Griffin(3)	Chief Executive Officer	Common Stock	7,947,983	9.5%
Robert Wilson(5)	Director	Common Stock	3,697,447	4.42%
Clay Caperton Reylonds	Director	Common Stock	-	*%
Roger Craig Suro	Director	Common Stock	-	*%
All executive officers and directors (5 persons)		Common Stock	39,833,028	47.57%
Robert J. Dailey	5% Beneficial Owner	Common Stock	5,640,060	6.74%

* This executive held less than 1% of the outstanding shares of common stock as of March 28, 2024.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of March 28, 2024, through the exercise or conversion of any stock option, convertible security, warrant or other right. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Based on 83,738,939 shares of Common Stock issued and outstanding as of February 29, 2024. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Consists of (i) 500 shares held directly by Ms. Wilson, (ii) 1,200 warrants exercisable into shares of Common Stock held directly Ms. Wilson, (ii) 15,607,998 shares held by Murphy Advisors, Inc. (“Murphy Advisors”), of which Kelly Wilson is the sole beneficial owner.

(4)	Consists of 409,000 shares of Common Stock held directly by Mr. Farmer.

(5)	Consists of (i) 429 shares held directly, (ii) 4,420 warrants exercisable into shares of Common Stock held directly by Ms. Griffin, (iii) 7,939,344 shares held by Global Reverb Corporation, of whose shares Noreen Griffin is the sole beneficial owner, (iv) 2,685 shares held by the Griffin Family Trust, of whose shares Noreen Griffin is the sole beneficial owner, (v) 705 shares held by Griffin Enterprises Group LLC, of whose shares Noreen Griffin is the sole beneficial owner, and (vi) 400 shares held by IMUN For Healthy Animals LLC, of whose shares Noreen Griffin is the sole beneficial owner. Her beneficially owned shares are included in the total for all officers and directors as a group.

(6)	Consists of (i) 3,696,947 shares of Common Stock held through Pixelheads Inc., of which Robert Wilson is the sole beneficial owner and (ii) 500 shares of Common Stock issuable upon the exercise of warrants.

(7)	Consists of (i) 20 shares of Common Stock held directly and (ii) 12,168,880 shares of Common Stock held by H. Louis Salomonsky Revocable Trust, of which Henry Louis Salomonsky is the sole beneficial owner.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2023.

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

On September 4, 2014, we established the 2014 Plan. As of December 31, 2023, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 2014 Plan is 5,000 shares.

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

Pursuant to the July 2022 Settlement Agreement, the Company agreed to issue a 6% convertible promissory note payable to Murphy Advisors, of which Kelly Wilson is the sole beneficial owner, for $1,211,366 and with other terms including those described in this paragraph (the “Murphy Note”), and the Employees agreed that the July 2022 Settlement Agreement’s agreements and covenants constituted full payment of all claims related to employment, subject to potential indemnification obligations of the Company. The July 2022 Settlement Agreement also contains a non-disparagement covenant which provides that the Company may recover 50% of compensation paid under the Settlement Agreement for violation of the covenant. The Murphy Note allowed the holder to convert the principal amount plus all accrued and unpaid interest into shares of common stock for $0.05 per share of common stock at any time prior to July 22, 2022, upon notice to the Company. All principal and interest under the Murphy Note was repayable on its maturity date, July 14, 2023, subject to the Company’s right to extend the maturity date by six months. On July 25, 2022, Murphy Advisors converted the Murphy Note into 24,227,320 shares of common stock, of which Murphy Advisors received 15,604,818 shares, Pixelheads, Inc., of whose shares Mr. Wilson is the sole beneficial owner, received 3,695,358 shares, and Global Reverb Corporation, of whose shares Ms. Griffin is the sole beneficial owner, received the remaining 4,927,144 shares. All shares issued as a result of converting the Murphy Note are required to be restricted from transfer for 12 months following the date of issuance, then subject to a lock-up leak of 5% per quarter for three out of four quarters for the following 18 months

On March 24, 2023, the Company issued a $100,000 promissory note to H. Louis Salomonsky, a Director of the Company. The note matures in 90 days and pays interest of 8%. This note is currently in default.

Director Independence

We do not have any independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2023 and 2022. Fees for the year ended December 31, 2023 and 2022 includes fees paid to Turner, Stone & Company, L.L.P., our public accounting firm performing services in connection with engagements for which independence is required.

	December 31, 2023	December 31, 2022

Audit Fees	$59,000	$64,157
Audited Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—
TOTAL	$59,000	$64,157

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our annual Form 10-K and quarterly Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Turner Stone, & Company, L.L.P. for our financial statements as of and for the year ended December 31, 2023.

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

ITEM 16. FORM 10-K SUMMARY.

None.

Turner, Stone & Company LLP

12700 Park Central Drive, Suite 1400

Dallas, TX 75251

(PCAOB ID) 76

BIOSTAX CORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

	December 31, 2023 UNAUDITED	December 31, 2022
ASSETS

Current Assets:
Cash	$29,785	$150,491
Equity securities at fair value	-	-
Total current assets	29,785	150,491

Intangible Assets:
Patents and licenses	708,192	762,500

Deposits	5,500	50,728

Total Assets	$743,477	$963,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,350,984	$1,300,366
Accrued payroll	336,002	336,002
Notes payable, net of debt discount	1,183,978	696,478
Due to related parties	1,104,594	394,736
Undocumented investor advances	-	-
Accrued interest	152,315	64,455
Accrued liabilities	136,057	136,057
License fees payable	295,230	549,079
Total current liabilities	4,559,159	3,477,173

Total Liabilities	4,559,159	3,477,173

Commitments and Contingencies

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 and 750,000,000 shares authorized, respectively; 83,657,853 and 83,045,857 shares issued and outstanding respectively	8,366	8,305
Additional paid in capital	380,795,003	380,436,432
Stock issuances due	-	10,303
Accumulated deficit	(384,619,050)	(382,968,494)

Total stockholders’ deficit	(3,815,682)	(2,513,454)
Total Liabilities and Stockholders’ Deficit	$743,477	$963,719

The accompanying notes are an integral part of these consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023 UNAUDITED	2022

Revenues, net	$-	$-
Cost of products sold	-	-
Gross profit	-	-

Operating expenses:
Selling, general and administrative	957,114	1,149,257
Research and development expense	473,528	14,236
Research and development expense	54,308	-
Total operating expenses	1,484,950	1,163,493

Loss from operations	(1,484,950)	(1,163,493)

Other income (expense):
Gain on issuance of Forte license	-	3,165,151
Interest expense	(125,607)	(120,403)
Receipt of common shares	-	-
Change in market value of common shares	-	(2,645,000)
(Loss) gain on settlement of obligations and conversion of debt	(40,000)	(1,166,418)
Gain on derivative liability valuation	-	-
Charge from warrant modification and debt settlement	-	(1,605,913)
Total other income (expense)	(165,607)	(2,372,583
Net (loss) income	$(1,650,557)	$(3,536,076)

Basic earnings (loss) per share attributed to common stockholders	$(0.02)	$(0.10)
Diluted earnings (loss) per share attributed to common stockholders	$(0.02)	$(0.10)

Basic weighted average number of shares outstanding	83,510,001	36,290,359
Diluted weighted average number of shares outstanding	85,129,597	36,290,359

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total

Balance December 31, 2021	483,714	$49	$371,473,810	$10,303	$(379,432,418)	$(7,948,256)

Issuance of common stock upon conversion of notes and obligations	64,125,963	6,413	6,276,755	-	-	6,283,168

Issuance of common stock upon warrant exercise	18,086,680	1,808	721,516	-	-	723,324

Change resulting from warrant modification	-	-	1,605,913	-	-	1,605,913

Issuance of common stock for services	99,500	10	95,963	-	-	95,973

Issuance of common stock for intangible assets	250,000	25	262,475	-	-	262,500

Net loss	-	-	-	-	(3,536,076)	(3,536,076)

Balance December 31, 2022	83,045,857	$8,305	$380,436,432	$10,303	$(382,968,494)	$(2,513,454)

Issuance of common stock upon conversion of notes and obligations	111,996	11	58,620	(10,303)	-	48,329

Issuance of common stock for intangible assets	500,000	50	299,950	-	-	300,000

Net Loss	-	-	-	-	(1,650,557)	(1,650,557)

Balance, December 31, 2023	83,657,853	$8,366	$380,795,002	$-	$(384,619,051)	$(3,815,682)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023 UNAUDITED	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,650,557)	$(3,536,076)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Common stock issued for the extension of patent and license agreement	300,000	-
Amortization of intangibles	54,308	-
Gain on issuance of Forte license agreement	-	(3,165,151
Loss on impairment on investment in common stock	-	2,645,000
Loss (gain) on settlement of obligations	-	1,166,418
Loss from warrant modification	-	1,605,913

Changes in operating assets and liabilities:
Deposits	45,228	(50,728)
Accounts payable	50,618	388,539
License fees payable	(253,849)	-
Accrued payroll	-	4,620
Accrued interest	87,860	130,229
Accrued liabilities	-	(75,321)
Due to related parties	709,858	304,736

Net cash used in operating activities	(656,534)	(581,821)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(500,000)
Net cash used in investing activities	-	(500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from undocumented investor advances	-	6,369
Proceeds from related parties	100,000	417,058
Proceeds from issuance of notes payable	435,828	315,000
Net cash provided by financing activities	535,828	738,427

(Decrease) increase in cash	(120,705)	(343,394)
Cash and cash equivalents, beginning of year	150,491	493,885
Cash and cash equivalents, end of year	$29,786	$150,491

	2023	2022

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reclassification of accrued interest to notes payable	$-	$7,006,492
Conversion of notes and accrued interest to common stock	$42,703	$95,973
Stock issued for intangible assets	$-	$262,500

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

As of December 31, 2023, the Company had $29,785 in cash on hand, negative working capital of $4,529,374 and accumulated stockholders’ deficit of $384,619,050. For the year ended December 31, 2023, the Company reported net loss attributable to common shareholders of $1,650,557.

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

Working capital at December 31, 2023 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Derivative Financial Instruments

FASB ASC 815, Fair Value Measurements requires bifurcation of certain embedded derivative instruments in certain debt or equity instruments, and measurement at their fair value for accounting purposes. A holder redemption feature embedded in the Company’s note payable requires bifurcation from its host instrument and is accounted for as a freestanding derivative. The Company held no derivative financial instruments at December 31, 2023.

Research and Development Costs

Research and development costs are charged to expense as incurred and are typically comprised of expenses associated with advancing the commercialization of our technologies. The Company incurred $473,528 of research and development costs during the year ended December 31, 2023, which includes legal fees related to the maintenance and prosecution of licensed and owned intellectual property as well as the fair value of common stock issued to extend the payment terms of the Company’s license agreement with TaiwanJ Pharmaceuticals. The Company incurred $14,236 of research and development costs during the year ended December 31, 2022.

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

As of December 31, 2023 and 2022, and at the date of adoption, the Company did not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2023 and 2022, the Company has not accrued any interest or penalties related to uncertain tax positions.

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

The Company did not issue any stock-based compensation awards during the year ended December 31, 2023.

Net Income per Share

Basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net income (loss) per share calculation, shares to be issued pursuant to convertible debt and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net income (loss) per share in 2023 because their effect would be anti-dilutive. A total of 31,995 warrants and 1,619,596 shares, resulting from the conversion of principal and interest on convertible notes, have been excluded from this calculation for the period ended December 31, 2023.

The Company’s potentially dilutive securities which include primarily warrants, have been included in the computation of diluted net income per share for the twelve-month periods ended December 31, 2023 and 2022.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	Years ended December 31,
	2023	2022
Basic EPS
Income (loss) available to common shareholders (Numerator)	$(1,650,557)	$(3,536,076)
Weighted average common shares (Denominator)	83,510,001	36,290,359
Basic EPS	$(0.02)	$(0.10)

Diluted EPS
Income (loss) available to common shareholders (Numerator)	$(1,650,557)	$(3,536,076)
Weighted average common shares (Denominator)	85,129,597	36,290,359
Diluted EPS	$(0.02)	$(0.10)

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the FASB during the twelve months ended December 31, 2023. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management does not believe there are other significant accounting pronouncements which have had or will have a material impact on the Company’s consolidated financial statements.

3. Notes payable

As of December 31, 2023, the Company had $1,183,978 in notes payable to shareholders of record. During the twelve months ended December 31, 2023 and December 31, 2022, the Company issued $487,500 and $315,000, respectively in new promissory notes.

Notes Payable at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Promissory note issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. This note is in default.	$231,478	$231,478

Promissory note issued in 2019 for the settlement of debt in the same amount and matured in 2021. Lender earns interest at 15%. This note was modified in November 2022, extending maturity to September 2023. This note is in default.	150,000	150,000

Promissory note issued in 2022 and matured in July 2023. The lender earns interest at 6%. This note is in default.	65,000	65,000

Promissory note issued in 2022 and matured in July 2023. The lender earns interest at 6%. The holder of the note is a former Director and the former Chief Executive Officer of the Company. This note is in default.	200,000	200,000

Promissory note issued in 2022 and matured in December 2023. The lender earns interest at 7.75%. This note is in default.	50,000	50,000

Promissory note issued in March 2023 and matured in May 2023. The lender earns interest at 8%. This note was issued to H. Louis Salomonsky, a Director of the Company. This note is in default.	100,000	-

Promissory note issued in March 2023 and matured in June 2023. The lender earns interest at 8%. This note is in default.	50,000	-

Promissory note issued in April 2023 and matured in May 2023. The lender earns interest at 18%. This note is in default.	250,000	-

Promissory note issued in June 2023 and matures in June 2024. The lender earns interest at 8%.	15,000	-

Promissory note issued in July 2023 and matures in July 2025. The lender earns interest at 8.5%. This note was issued to Global Reverb Corporation, a related party of which Noreen Griffin is the sole beneficial owner.	7,500	-

Promissory note issued in November 2023 and matures in August 2024. The lender earns interest at 22.0% and is convertible into shares of common stock.	65,000	-

	$1,183,978	$696,478

As of December 31, 2023 and 2022, the Company had accrued $152,315 and $64,455, respectively, in unpaid interest and default penalties.

Gain on Settlement of Debt

During the year ended December 31, 2023, the Company recognized a non-cash loss of $40,000 upon the settlement of certain liabilities. During the year ended December 31, 2022, the Company recognized a non-cash gain of $1,166,418 on the consolidated statements of operations upon the settlement of certain liabilities.

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

As of December 31, 2023, and 2022, the Company was authorized to issue 750,000,000 and 750,000,000 common shares, respectively, at a par value of $0.0001 per share. As of December 31, 2023, and 2022, the Company had 83,657,853 and 83,045,857 shares of common stock outstanding, respectively.

Common Stock Warrants

The Company did not issue or modify any warrants in the twelve-month period ended December 31, 2023.

When the Company sells its stock to stockholders for cash, it periodically issues common stock warrants to the investors at prices agreed at the date of the original sale. The Company incurs a cost for the rights attached to the warrants, which is calculated using the Black-Scholes Model and is reported in the Statements of Operations in the period of issuance.

A summary of outstanding warrants as of December 31, 2023 follows:

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Third Quarter 2028	3,000	70	4.75
Second Quarter 2032	28,995	10-70	8.50
	31,995	$10-70

Following is a summary of outstanding stock warrants activity for the twelve months ended December 31, 2023 and 2022:

	Number of Shares	Exercise Price Per Share	Weighted Average Price

Warrants as of December 31, 2021	20,057,162	$2-290	$5.21
Issued	-	-	-
Expired and forfeited	(2,293,667)	0.05-290	205.25
Exercised	(17,725,000)	0.05	0.05
Warrants as of December 31, 2022	38,495	$10-200	$59.42
Issued	-	-	-
Expired and forfeited	(6,500)	30-200	73.85
Exercised	-	-	-
Warrants as of December 31, 2023	31,995	$10-70	$56.49

6. Income Taxes

There was no income tax expense reflected in the results of operations for the years ended December 31, 2023 and 2022. As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $91,900,000 which may be used to offset future taxable income.

Approximately $64,629,000 will expire in 2033 while $27,226,000 will be limited to 80% of taxable income but will not expire.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

Deferred tax assets:

	2023	2022

Net operating losses	$19,423,000	$19,423,000

Temporary differences	893,000	893,000
Total deferred tax assets	18,530,000	18,530,000

Valuation allowance	(18,530,000)	(18,530,000)

Total deferred tax assets, net	$-	$-

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

	For the year ended December 31,
	2023	2022

Statutory federal tax rate	21.00%	21.00%
Permanent differences	(17.2)%	(17.2)%
Temporary differences	(25.3)%	(25.3)%
Valuation allowance	21.5%	21.5%
Effective tax rate	0.0%	0.0%
Provision for income taxes	-	-

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

7. Licenses and Supply Agreements

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

As of December 31, 2023, the Notes transaction has not been fully executed. The Notes in default have been assigned and the transfer signed off by the creditors, but Cytocom still has not completed the assumption of the agreed upon obligations. Until the transaction is completed Cytocom (Statera) does not have clear title and interest to the Immune technology.

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

As of December 31, 2023, the Notes transaction and Third License Amendment have not been fully executed. The Notes in default have been assigned and the transfer signed off by the creditors, but Cytocom still has not completed the assumption of the agreed upon obligations. Until the transaction is completed, Cytocom (now, Statera Biopharma, Inc.) does not have a clear title and interest to our Company’s technology.

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

On March 26, 2023, the Company paid $150,000 of the non-refundable up-front payment.

On April 13, 2023, the Company issued a note payable to TaiwanJ in the amount of $250,000, in order to reduce the balance of the up-front payment to $100,000. The note earns interest at 18.0% and matured on May 30, 2023. The note is currently in default.

8. Commitments and Contingencies

Our principal commitments consist mostly of obligations under the loans described above, the operating leases described under Item 2 “Properties” and obligations disclosed under various licensing agreements. We do not have any purchase obligations with any suppliers.

9. Related Party Transactions

On August 2, 2023, we entered into a consulting agreement with Noreen Griffin, our Chief Executive Officer,. Pursuant to the terms of the consulting agreement, we agreed to pay Ms. Griffin a monthly fee of $20,834 and a monthly insurance stipend of $1,200, in return for at least 40 hours of weekly services. The agreement is for a term of one year, cancellable with 30 days written notice by either party.

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

On April 13, 2023 the Wilson Agreement was amended (“Amendment 1 to the Executive Consulting Agreement”) to acknowledge that Ms. Wilson was serving as Interim Chief Executive Officer.

On July 25, 2023, the Wilson agreement was amended (“Amendment 2 to the Executive Consulting Agreement”) to remove the provision to convert accrued and unpaid amounts into shares of common stock and instead accrue interest on unpaid amounts at 8.5% per annum.

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

On July 25, 2023, the Farmer Agreement was amended (Amendment 1 to the Executive Consulting Agreement”) to remove the provision to convert accrued and unpaid amounts into shares of common stock and instead accrue interest on unpaid amounts at 8.5% per annum.

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

10. Subsequent Events

On January 22, 2024, the Company issued 81,086 shares of common stock to an investor as payment of accrued interest on notes payable.

On March 23, 2024, the Company signed a Distribution Agreement with AHAR Pharma Limited, relating to the distribution of products in West Africa. This agreement supersedes all earlier negotiations and verbal and written understandings between the parties. The Company originally executed a Distribution Agreement with AHAR Pharma in 2013. This agreement was modified in 2016 and 2018 to include both Biostax and Cytocom, Inc. Cytocom, Inc. defaulted on the agreement and the Company was unable to settle with AHAR until a settlement was reached with Cytocom, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biostax Corp

Date: April 15, 2024	By:	/s/ Noreen Griffin
	Name:	Noreen Griffin
	Title:	Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Clay Caperton	Director	April 15, 2024
Clay Caperton

/s/ Craig Suro	Director	April 15, 2024
Craig Suro

72