Form 10-Q
period 2024-03-31
Biostax Corp.
filed 2024-05-20
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024, there were 83,711,316 shares of common stock, $0.0001 par value per share, outstanding.

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

4

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current Assets:
Cash	$2,098	$29,785
Total current assets	2,098	29,785

Deposits	5,500	5,500

Total Assets	$7,598	$35,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,352,465	$1,350,984
Accrued payroll	336,002	336,002
Notes payable, net of debt discount	1,243,402	1,222,876
Due to related parties	1,310,147	1,069,594
Accrued interest	182,440	152,315
Accrued liabilities	136,057	136,057
License fees payable	306,307	295,230
Total current liabilities	4,866,820	4,563,057

Total Liabilities	4,866,820	4,563,057

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 and 750,000,000 shares authorized, respectively; 83,711,316 and 83,243,079 shares issued and outstanding respectively	8,374	8,366
Additional paid in capital	380,800,619	380,795,003
Accumulated deficit	(385,668,216)	(385,331,140)

Total stockholders’ deficit	(4,859,222)	(4,527,772)
Total Liabilities and Stockholders’ Deficit	$7,598	$35,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating expenses:
Selling, general and administrative	$254,250	$207,517
Research and development expense	11,077	180,924
Depreciation and amortization expense	-	13,377
Total operating expenses	265,327	401,818

Loss from operations	(265,327)	(401,818)

Other (expense) income:
Interest expense	(71,749)	(14,299)
Total other (expense) income	(71,749)	(14,299)
Net loss	$(337,076)	$(416,117)

Basic (loss) income per share attributable to common shareholders	$(0.00)	$(0.00)
Diluted (loss) income per share to common shareholders	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	83,711,316	83,243,079
Diluted weighted average number of shares outstanding	85,782,403	83,243,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIODS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total

Balance December 31, 2022	83,045,857	$8,305	$380,436,432	$10,303	$(382,968,494)	$(2,513,454)

Issuance of common stock for extension of patent and license agreement	250,000	25	149,975	-	-	150,000

Net loss	-	-	-	-	(416,117)	(416,117)

Balance March 31, 2023	83,295,857	$8,330	$380,586,407	$10,303	$(383,384,611)	$(2,779,571)

Balance December 31, 2023	83,657,853	$8,366	$380,795,002	$-	$(385,331,141)	$(4,527,772)

Issuance of common stock upon conversion of notes and obligations	81,086	8	5,617	-	-	5,626

Net loss	-	-	-	-	(337,076)	(337,076)

Balance March 31, 2024	83,738,939	$8,374	$380,800,619	$-	$(385,668,217)	$(4,859,222)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(337,076)	$(416,117)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on impairment on investment in common stock	-	-
Amortization of intangibles	-	13,377
Common stock issued for the extension of patent and license agreement	-	150,000

Changes in operating assets and liabilities:
Deposits	-	38,116
Accounts payable	1,482	-
License fees payable	11,077	(127,305)
Accrued payroll	-	-
Accrued interest	30,125	14,299
Accrued liabilities	-	15,000
Due to related parties	240,553	47,132

Net cash used in operating activities	(53,839)	(265,498)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	26,151	150,000
Net cash provided by financing activities	26,151	150,000

Decrease in cash	(27,688)	(115,498)
Cash and cash equivalents, beginning of year	29,785	150,491
Cash and cash equivalents, end of year	$2,098	$34,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

Immune Therapeutics, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

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

Going Concern

As of March 31, 2024, the Company had $2,098 in cash on hand, negative working capital of $4,864,722 and accumulated stockholders’ deficit of $385,668,216. For the three months ended March 31, 2024, the Company reported a net loss attributable to common shareholders of $337,076. For the three months ended March 31, 2023, the Company reported a net loss attributable to common shareholders of $416,117.

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

Working capital at March 31, 2024 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Company History

The Company was initially incorporated in Florida on December 2, 1993, as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998 and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs. Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”). On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all the outstanding shares of TNI BioTech IP, Inc. On September 4, 2014, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc. On February 28, 2023, we received a written consent from a majority of our outstanding shareholders to change the name of our Company to “Biostax Corp.” On March 27, 2023, we filed a definitive information statement on Schedule 14C and mailed the information statement to shareholders on record as of the date of the filing. We filed our name change amendment with the Secretary of State of Florida on October 5, 2023 and our new Company name and trading symbol (BTAX) became effective on October 20, 2023

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the consolidated financial position and consolidated results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2023 (including the notes thereto) set forth in the Company’s Annual Report on Form 10- K/A for that period.

Use of Estimates

The preparation of the Company’s condensed, consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed, consolidated financial statements and accompanying notes. Actual results could differ from such estimates.

Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. At March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $2,098 and $29,785, respectively.

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

Research and Development Costs

Research and development costs are charged to expense as incurred and are typically comprised of expenses associated with advancing the commercialization of our technologies. The Company incurred $11,077 of research and development costs during the three months ended March 31, 2024, which solely represents interest and late fees related to the Company’s license agreement with TaiwanJ Pharmaceuticals. The Company inclurred $180,924 of research and development costs during the three months ended March 31, 2023 which includes legal fees related to the maintenance and prosecution of licensed and owned intellectual property as well as the fair value of common stock issued to extend the payment terms of the Company’s license agreement with TaiwanJ Pharmaceuticals.

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

At the date of adoption, and as of March 31, 2024 and 2023, the Company does not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of March 31, 2024, and 2023, the Company does not have any interest or penalties related to uncertain tax positions.

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

The Company did not issue any stock-based compensation awards during the three months ended March 31, 2024 and 2023.

Net Income (Loss) per Share

For the three months ended March 31, 2024, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

For the three months ended March 31, 2024, diluted income per share was calculated by dividing the net income by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method. A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share for the periods ended March 31, 2024 and 2023 are as follows:

	Three Months ended
	March 31, 2024	March 31, 2023
Basic EPS
Income (loss) available to common shareholders (Numerator)	$(337,076)	$(416,117)
Weighted average common shares (Denominator)	83,711,316	83,243,079
Basic EPS	$(0.00)	$(0.00)

Diluted EPS
Income (loss) available to common shareholders (Numerator)	$(337,076)	$(416,117)
Weighted average common shares (Denominator)	85,782,403	83,243,079
Diluted EPS	$(0.00)	$(0.00)

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the FASB during the first quarter of 2024. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management does not believe there are other significant accounting pronouncements which have had or will have a material impact on the Company’s consolidated financial statements.

Note 3. Notes payable

During the three month period ended March 31, 2024, the Company reported the following activity in notes and accrued interest:

Notes Payable on March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023

Promissory note issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. This note is in default.	$231,478	$231,478

Promissory note issued in 2019 for the settlement of debt in the same amount and matured in 2021. Lender earns interest at 15%. This note was modified in November 2022, extending maturity to September 2023. This note is in default.	150,000	150,000

Promissory note issued in 2022 and matured in July 2023. Lender earns interest at 6%. This note is in default.	65,000	65,000

Promissory note issued in 2022 and matured in July 2023. Lender earns interest at 6%. The holder of the note is a former Director and the former Chief Executive Officer of the Company. This note is in default.	200,000	200,000

Promissory note issued in 2022 and matured in December 2023. The lender earns interest at 7.75%. This note is in default.	50,000	50,000

Promissory note issued in March 2023 and matured in May 2023. The lender earns interest at 8%. This note was issued to H. Louis Salomonsky, a Director of the Company. This note is in default.	100,000	100,000

Promissory note issued in March 2023 and matured in June 2023.The lender earns interest at 8%. This note is in default.	50,000	50,000

Promissory note issued in April 2023 and matured in May 2023. The lender earns interest at 18%. This note is in default.	250,000	250,000

Promissory note issued in June 2023 and matures in June 2024. The lender earns interest at 8%.	15,000	15,000

Promissory note issued in July 2023 and matures in July 2025. The lender earns interest at 8.5%. This note was issued to Global Reverb Corporation, a related party of which Noreen Griffin is the sole beneficial owner.	7,500	7,500

Promissory note issued in November 2023 and matures in August 2024. Lender earns interest at 22.0% and is convertible into shares of common stock.	124,424	103,898

	$1,243,402	$1,222,876

At March 31, 2024 and December 31, 2023, the Company had accrued $182,441 and $146,690, respectively, in unpaid interest on notes payable.

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

Stock Warrants

During the three months ended March 31, 2024 and March 31, 2023, no warrants were issued, exercised or modified.

The following is a summary of outstanding common stock warrants as of March 31, 2024.

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Third Quarter 2028	3,000	$70	4.50
Second Quarter 2032	28,995	$10 - 70	8.25
	31,995	$10 - 70

Following is a summary of stock warrant activity for the three months ended March 31, 2024:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2023	31,995	$10 - 70	$56.49
Issued	-	$-	$-
Expired and forfeited	-	$-	$-
Exercised	-	$-	$-
Warrants as of March 31, 2023	31,995	$10 - 70	$56.49

5. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the periods ended March 31, 2024 and 2023 because the Company has significant net loss operating carryforwards available to offset the potential tax liabilities. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year but are not consistent from year to year.

For U.S. federal purposes the corporate statutory income tax rate was 21%, for 2024 and 2023 tax years. The Company has recognized no tax benefit for the losses generated for the periods through March 31, 2024.

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

6. Subsequent Events

Management of the Company has performed a review of events and transactions occurring after the condensed consolidated balance sheet date to determine if there were any such events or transactions requiring adjustment to or disclosure in the accompanying condensed consolidated financial statements and has noted none.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements that are based on the beliefs of management as well as assumptions made by and currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, the successful commercialization of our products, general domestic and global economic conditions, government and environmental conditions and regulations, competition and customer strategies, changes in our business strategy or development plans, capital deployment, business disruptions, including those by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements. For further discussion of certain of the matters described above see the Cautionary Note Regarding Forward-Looking Statements included in our 2023 Annual Report on Form 10-K/A.

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

Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not a guarantee of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Each of the terms the “Company”, “we”, “us” or “our” as used herein refers collectively to Biostax Corp and its subsidiaries, unless otherwise stated.

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

GOING CONCERN

As of March 31, 2024, the Company had $2,098 in cash on hand, negative working capital of $4,864,722 and accumulated stockholders’ deficit of $385,668,216. For the three months ended March 31, 2024, the Company reported a net loss attributable to common shareholders of $337,076. For the three months ended March 31, 2023, the Company reported a net loss attributable to common shareholders of $416,117.

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

RESULTS FROM OF THE THREE MONTHS ENDED MARCH 31, 2023

COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022

Revenues

We had no revenues from operations for the three months ended March 31, 2024 and 2023.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 were as follows:

	For the three months ended March 31
	2024	2023
Selling, general and administrative	$254,250	$207,517
Increase (decrease) from prior year	$46,733	$25,901
Percent increase (decrease) from prior year	23%	14%

During the three months ended March 31, 2024, the Company has focused on the negotiation and finalization of certain licensing transactions and business development opportunities.

For the three months ended March 31, 2024 and 2023, selling, general and administrative expenses were made up as follows:

	For the three months ended March 31
	2024	2023
Shareholder and investor relations	$3,499	$6,016
Professional fees and consulting costs	12,005	56,741
Consulting fees with related parties	221,155	107,950
Board fees	12,000	30,000
Other expenses	5,591	6,810
Total	$254,250	$207,517
Increase from prior period	$46,733	$25,901

The increase in selling, general and administrative expenses for the three months ended March 31, 2024 is primarily driven by consulting fees paid to the management team, offset by a reduction costs in all other areas.

Research and Development Expenses

R&D expenses and related percentages for the three months ended March 31, 2024 and 2023 were as follows:

	For the three months ended March 31,
	2024	2023
Research and development	$11,077	$180,924
Increase/(decrease) from prior year	$(169,847)	$180,924
Percent increase/(decrease) from prior year	(94)%	100)%

Research and development expense for the three months ended March 31, 2024 was $11,077, compared to $180,924 incurred in the same period in 2023.

The research and development expenses for the three months ended March 31, 2024 reflects amounts accrued for interest and penalties pursuant to the license of intangible assets from TaiwanJ Pharmaceuticals.

Interest Expense

Interest expense for the three months ended March 31, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2024	2023
Interest expense	$71,749	$14,299
Increase (decrease) from prior year	$57,450	$(77,885)
Percentage Decrease from prior year	402%	(84)%

Interest expense is comprised of accrued interest on notes payable owed by the Company, unpaid amounts owed to consultants and the amortization of the discount related to derivate instruments underlying notes payable. The increase year over year reflects the increase in outstanding notes and consulting payments as well as the increase in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. The Company does not anticipate generating sufficient cash flows from our operations to fund the next twelve months. We had cash on hand of $2,098 at March 31, 2024, compared to $29,785 at December 31, 2023.

Summary of Cash Flows

	For the three months ended March 31
	2024	2023
Net cash used in operating activities	$(53,839)	$(265,498)
Net cash provided by financing activities	26,151	150,000
Net decrease in cash and cash equivalents	$(27,688)	$(115,498)

Net cash used in operating activities was $53,839 for the three months ended March 31, 2024, compared to $265,498 for the corresponding period in 2023. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for changes in our working capital accounts. For the period ending March 31, 2023, the net loss of $2,566,500 was adjusted by $2,282,750 loss on impairment in common stock.

The Company had no cash used or provided from investing activities during the three-month periods ended March 31, 2024 and 2023.

For the three months ended March 31, 2024, the Company received $26,151 in financing activities from issued notes payable.

The Company does not expect to generate revenues in the foreseeable future. If the Company is unable to raise additional working capital to meet its operating obligations and expenditures, the Company will be required to modify its business plan.

CONTRACTUAL OBLIGATIONS

Promissory Notes

The notes payable on the Company’s Condensed Consolidated Balance Sheet above contains, at March 31, 2024, certain promissory notes on which the Company was in arrears on payment of principal as follows:

●	$231,478 in promissory notes issued in 2019. The notes accrue interest at 6% and matured in 2020.
●	$150,000 promissory note issued in 2023. The note accrued interest at 8% and matured in 2023.
●	$265,000 in promissory notes issued in 2022. The notes accrued interest at 6% and matured in 2023.
●	$150,000 in promissory notes issued in 2023. The notes accrued interest at 8% and matured in 2023.
●	$50,000 in promissory notes issued in 2023. The notes accrued interest at 7.75% and matured in 2023.
●	$250,000 promissory note issued in 2023. The note accrued interest at 18% and matured in 2023.

Please refer to Note 3 to the Condensed Consolidated Financial Statements of Part I Item 1, which is incorporated by reference, for additional details regarding these promissory notes.

OFF BALANCE SHEET ARRANGEMENTS

During the three months ended March 31, 2024 and 2023, the Company did not engage in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the FASB during the three months ended March 31, 2024. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2024, the Company issued the following securities:

The Company issued 81,086 shares of common stock to Ira Gaines, pursuant to the Second Amendment to Promissory Note issued on October 1, 2019.

We did not repurchase any shares of our common stock during the three months ended March 31, 2024.

The issuances of shares of common stock described above will not be registered under the Securities Act of 1933, as amended, or the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, and/or Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Refer to Note 3 to the Condensed Consolidated Financial Statements of Part I Item 1, which is incorporated by reference, for additional details. The notes payable on the Company’s Condensed Consolidated Balance Sheet above contains, at March 31, 2024, certain promissory notes on which the Company was in arrears on payment of principal as follows:

●	$231,478 in promissory notes issued in 2019. The notes accrue interest at 6% and matured in 2020.
●	$150,000 promissory note issued in 2023. The note accrued interest at 8% and matured in 2023.
●	$265,000 in promissory notes issued in 2022. The notes accrued interest at 6% and matured in 2023.
●	$150,000 in promissory notes issued in 2023. The notes accrued interest at 8% and matured in 2023.
●	$50,000 in promissory notes issued in 2023. The notes accrued interest at 7.75% and matured in 2023.
●	$250,000 promissory note issued in 2023. The note accrued interest at 18% and matured in 2023.

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

Biostax Corp

Date: May 20, 2024	By:	/s/ Noreen Griffin
	Name:	Noreen Griffin
	Title:	Chief Executive Officer

Biostax Corp

Date: May 20, 2024	By:	/s/ Glen Farmer
	Name:	Glen Farmer
	Title:	Chief Financial Officer

