Form 10-K/A
period 2023-12-31
Biostax Corp.
filed 2024-07-05
CIK 1559356

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

As of June 4, 2024, there were a total of 83,738,939 common shares of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Biostax Corp (the “Company”) for the fiscal year ended December 31, 2023 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Original Filing Date”).

This Amendment is being filed to correct the balance of the Company’s Intangible assets account, following the proper recording of asset impairment; Notes payable account, following the proper recording of a derivative instrument; and an error relating to the accrual of related party liabilities.

This Amendment is also being filed to include Exhibits 31.1, 31.2, 32.1 and 32.2, as well as the Report of Independent Registered Public Accounting Firm which were not completed by the Original Filing Date.

Accordingly, we are restating: (i) our Consolidated Balance Sheet and our Consolidated Statement of Stockholders’ Equity (Deficit), consolidated as of December 31, 2023 and our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the year then ended. The applicable notes to the consolidated financial statements as well as the relevant portions of Items 5, 6 and 7 have also been updated for consistency with the restated consolidated financial statements.

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

Corporate Structure and History

The Company was initially incorporated in Florida on December 2, 1993, as Resort Clubs International, Inc. (“Resort Clubs”). It was formed to manage and market golf course properties in resort markets throughout the United States. Galliano International Ltd. (“Galliano”) was incorporated in Delaware on May 27, 1998, and began trading in November 1999 through the filing of a 15C-211. On November 10, 2004, Galliano merged with Resort Clubs. Resort Clubs was the surviving corporation. On August 23, 2010, Resort Clubs changed its name to pH Environmental Inc. (“pH Environmental”). On April 23, 2012, pH Environmental completed a name change to TNI BioTech, Inc., and on April 24, 2012, we executed a share exchange agreement for the acquisition of all the outstanding shares of TNI BioTech IP, Inc. On September 4, 2014, a majority of our shareholders approved an amendment to our Amended and Restated Articles of Incorporation, as amended, to change our name to Immune Therapeutics, Inc. On February 28, 2023, we received a written consent from a majority of our outstanding shareholders to change the name of our Company from “Immune Therapeutics, Inc.” to “Biostax Corp.” On March 27, 2023, we filed a definitive information statement on Schedule 14C and mailed the information statement to shareholders on record as of the date of the filing. We filed our name change amendment with the Secretary of State of Florida on October 5, 2023, and our new Company name and trading symbol (BTAX) became effective on October 20, 2023.

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

Our fiscal year ends on December 31. Neither we nor anyy of our predecessors have been in bankruptcy, receivership or any similar proceeding.

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

Foreign regulation of human therapeutics

In addition to regulations in the United States, our subsidiaries, such as TNI Biotech, LTD, and our collaborators that are focused on the development of human therapeutic products will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of the products enabled by our technologies. Whether or not the developer obtains FDA approval for a product, they must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before they may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

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

Due to our net losses, negative cash flow and negative working capital, in their report on our audited financial statements for the years ended December 31, 2022 and 2023, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

	Year End		Change
	2022	2023	Amount ($)	Percent (%)
Operating expenses
Selling, general, and administrative	$1,149,257	$957,114	(227,143)	(19.76)
Research and development expense	14,236	473,528	459,292	3,226.27
Depreciation and amortization expense	-	54,308	54,308	100
Total operating expenses	1,163,493	1,484,950	286,457	24.62
Loss from operations	(1,163,493)	(1,484,950)	(286,457)	24.62

Other income (expense)
Gain on issuance of Forte license	3,165,151	-	(3,165,151)	(100.00)
Interest expense	(120,403)	(168,251)	(47,848)	39.74
(Loss) on impairment of investments in common stock	(2,645,000)	-	2,645,000	(100.00)
(Loss) gain on settlement of obligations and conversion of debt	(1,166,418)	(5,000)	1,126,418	(96.57)
(Loss) gain on impairment of intangibles	-	(708,192)	(708,192)	100.00
(Loss) gain on derivative liability	-	3,746	3,746	100.00
Charge from warrant modification and debt settlement	(1,605,913)	-	1,605,913	(100.00)
Total other income	(2,372,583)	(877,697)	1,459,886	(61.53)
Net (loss) income	(3,536,076)	(2,362,647)	1,173,429	(33.18)

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

In 2023, selling, general and administrative expenses were $922 thousand, compared to $1,149 thousand for 2022, a decrease of $227 thousand or 20%. For the years ended December 31, 2023 and 2022, selling, general and administrative expenses were made up as follows (dollar amounts in thousands):

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

Total other income (expense).

We had $878 thousand in total other expenses, net, for the year ended December 31, 2023, as compared to $2,373 for the year ended December 31, 2022. Other expenses, for the year ended December 31, 2023, consisted of $168 thousand of interest expense, $5 thousand loss on the settlement of obligations and conversion of debt, $708 thousand related to the impairment of intangible assets and a ($3k) gain on derivative asset. Other expenses, net, for the year ended December 31, 2022 consisted of $3,165 thousand on the gain of the issuance of the license to Forte, $120 thousand of interest expense, $2,645 thousand expense on the change in the market value of common shares, a $1,166 thousand loss on the settlement of outstanding Company obligations and conversion of debt, and a $1,605 thousand other expense on the charge from warrant modification and debt settlement.

2023 Year-to-Date Intangible Asset Impairment Testing

Our intangible asset balance represents the estimated fair value of our license agreement with TaiwanJ, which had an aggregate carrying amount of zero dollars at December 31, 2023.

As a result of our 2023 annual impairment test as of December 31, 2023, we recognized a non-cash intangible asset impairment loss of $708 thousand in selling, general and administrative costs as of December 31, 2023. The impairment of this license agreement was primarily due to the ongoing delays in the Company’s ability to raise funds and commence operations under this license.

Gain on issuance of Forte license.

In 2022, we issued a license to Forte, substantially as described in “Item 1. Business – Intellectual Property— License with Forte Animal Health, Inc.” As a part of this license, we receive periodic milestone and licensing payments. As a result, in 2022, we received a gain of $3,165,151 from payments due to our Company under this license.

Interest Expense.

Interest expense for the years ended December 31, 2023 and 2022 were as follows (dollar amounts in thousands):

	2023	2022
Interest expense	$168	$120
Increase (decrease) from prior year	$(48)	$(91)
Percentage increase (decrease) from prior year	40%	(43)%

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(408,026)	$(581,821)
Net cash used in investing activities	-	(500,000)
Net cash provided by financing activities	287,320	738,427
Net change in cash	(120,706)	(343,394)
Cash and cash equivalents at beginning of year	150,491	493,885
Cash and cash equivalents at end of year	$29,785	$150,491

Our net cash used in operating activities was $408,026 for the year ended December 31, 2023, as compared to $581,821 for the year ended December 31, 2022. For the year ended December 31, 2023, our net loss of $2,362,647 and license fees payable to TaiwanJ of $253,849; offset by $708,1920 of intangible asset impairments, $300,000 from the issuance of common stock for license fees and accrual of $708,858 of related party fees payable were the primary drivers for cash used in operations.

For the year ended December 31, 2022, our net loss of $3,536,076, $2,645,000 loss on impairment on investment in common stock, loss from warrant modification of $1,605,913, loss from settlement of obligations of $1,166,418, offset by a gain on issuance on license agreement of $3,165,151 were the primary drivers for cash used in operations.

In 2023 the Company did not generate any cash from investing activities. Our net cash used in investing activities for the year ended December 31, 2022, was $500,000, related to the purchase of intangible assets from Taiwain J.

Our net cash provided by financing activities was $287,320 for the year ended December 31, 2023, as compared to $738,427 for the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2023, consisted primarily of $100,000 received from related parties and $387,500 in proceeds from the issuance of notes payable.

Net cash provided by financing activities for the year ended December 31, 2022, consisted of $6,369 received as proceeds from investor advances, $417,058 from proceeds from related parties, and $315,000 in proceeds from the issuance of notes payable.

Outstanding Debt

Promissory Notes

As of December 31, 2023, the Company had $1,129,242 in notes payable to shareholders of record.

	December 31, 2023	December 31, 2022

Promissory note issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. This note is in default. Default provisions of this note provide: the holder may accelerate the maturity of the note and demand immediate payment in full for outstanding principal and interest.	$231,478	$231,478

Promissory note issued in 2019 for the settlement of debt in the same amount and matured in 2021. Lender earns interest at 15%. This note was modified in November 2022, extending maturity to September 2023. This note is in default. Default provisions of this note provide: the holder may declare the note immediately due and payable, a late charge fee of 5% for failure to make payment within 10 days of the due date and the Company agrees to pay the note holder’s reasonable attorney fees if holder seeks legal advice to enforce the provisions of the note.	150,000	150,000

Promissory note issued in 2022 and matured in July 2023. The lender earns interest at 6%. This note is in default. Default provisions of this note provide: the holder may declare the note immediately due and payable and the Company agrees to pay all costs of collection or defense incurred by the note holder.	65,000	65,000

Promissory note issued in 2022 and matured in July 2023. The lender earns interest at 6%. The holder of the note is a former Director and the former Chief Executive Officer of the Company. This note is in default. Default provisions of this note provide for the Company to pay attorney fees incurred by the note holder.	200,000	200,000

Promissory note issued in 2022 and matured in December 2023. The lender earns interest at 7.75%. This note is in default. Borrower shall have the option to extend the maturity date by six months from the initial term. In the event of default, holder may declare the debut immediately due and payable. During the occurrence of an event of default, borrower shall continue to pay interest at the rate of 7.75%.	50,000	50,000

Promissory note issued in March 2023 and matured in May 2023. The lender earns interest at 8%. This note was issued to H. Louis Salomonsky, a Director of the Company. This note is in default. Upon default this note shall this note shall bear interest at 18%, compounded monthly.	100,000	-

Promissory note issued in March 2023 and matured in June 2023. The lender earns interest at 8%. This note is in default. Borrower shall have the option to extend the maturity date by 60 days from the initial term. In the event of default, holder may declare the debut immediately due and payable. During the occurrence of an event of default, borrower shall pay interest on the entire unpaid principal sum at the rate equal to 9%.	50,000	-

Promissory note issued in April 2023 and matured in May 2023. The lender earns interest at 18%. This note is in default. Default provisions of this note provide the holder may declare the debt immediately due.	250,000	-

Promissory note issued in June 2023 and matures in June 2024. The lender earns interest at 8%. Borrower shall have the option to extend the maturity date by 60 days from the initial term. In the event of default, holder may declare the debut immediately due and payable. During the occurrence of an event of default, borrower shall pay interest on the entire unpaid principal sum at the rate equal to 9%.	15,000	-

Promissory note issued in July 2023 and matures in July 2025. The lender earns interest at 8.5%. This note was issued to Global Reverb Corporation, a related party of which Noreen Griffin is the sole beneficial owner. In the event of default, holder may declare the debt immediately due and payable. During the occurrence of an event of default, borrower shall pay interest on the entire unpaid principal sum at the rate equal to 10%.	7,500	-

Promissory note issued in November 2023 and matures in August 2024. The lender earns interest at 22.0% and is convertible into shares of common stock. In the event of default the Company shall pay to the lender an amount equal to 150% of the sum of the then outstanding principal amount of this note, plus accrued and unpaid interst. Net of debt discount of $54,736.	10,2648	-

	$1,129,242	$696,478

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

Going Concern

As of December 31, 2023, the Company had $29,785 in cash on hand, negative working capital of $4,533,272 and accumulated stockholders’ deficit of $385,531,140. For the year ended December 31, 2023, the Company reported net loss attributable to common shareholders of $2,362,647.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or results of operations upon adoption.

Please refer to Note 2 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted, the timing of their adoptions and our assessment, to the extent we have made one, of their potential impact on our consolidated financial condition and results of operations.

Management does not believe there are other significant accounting pronouncements which have had or will have a material impact on the Company’s condensed consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this Annual Report on Form 10-K.

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

ITEM 16. FORM 10-K SUMMARY.

None.

Your Vision Our Focus

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Biostax Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Biostax Corp. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Biostax Corp. as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Biostax Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Biostax Corp.is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter Description

As disclosed in note 2 to the financial statements, the Company has debt instruments which included conversion features requiring bifurcation and separate accounting as derivatives. The derivatives were measured at fair value using significant assumptions and complex pricing model. We identified auditing the Company’s evaluation of the fair value of the derivatives liabilities as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our key audit procedures performed to address this critical audit matter included the following:

- We obtained an understanding of the Company’s processes surrounding the evaluation, initial measurement and valuation of the derivatives.

- We evaluated the management’s assessment and the conclusions reached, and the qualifications of the Company’s specialist, to ensure these instruments were recorded in accordance with the relevant accounting guidance.

- We evaluated the fair value of the derivatives that included testing the valuation model and significant assumptions utilized by management and underlying data used in the model.

/s/ Turner, Stone & Company, L.L.P.

We have served as Biostax Corp's auditor since 2015.

Dallas, TX

July 3, 2024

Turner, Stone & Company, L.L.P. Accountants and Consultants 12700 Park Central Drive, Suite 1400 Dallas, Texas 75251 Telephone: 972-239-1660 ⁄ Facsimile: 972-239-1665 Toll Free: 877-853-4195
Web site: turnerstone.com	INTERNATIONAL ASSOCIATION OF ACCOUNTANTS AND AUDITORS

BIOSTAX CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022
ASSETS

Current Assets:
Cash	$29,785	$150,491
Total current assets	29,785	150,491

Intangible Assets:
Patents and licenses	-	762,500

Deposits	5,500	50,728

Total Assets	$35,285	$963,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,213,982	$1,300,366
Accrued payroll	336,002	336,002
Notes payable, net of debt discount	1,129,242	696,478
Due to related parties	1,069,594	394,736
Fair value of derivative liabilities	93,634	-
Accrued interest	152,315	64,455
Accrued liabilities	273,057	136,057
License fees payable	295,230	549,079
Total current liabilities	4,563,056	3,477,173

Total Liabilities	4,563,056	3,477,173

Commitments and Contingencies

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 and 750,000,000 shares authorized, respectively; 83,657,853 and 83,045,857 shares issued and outstanding December 31, 2023 and 2022, respectively	8,366	8,305
Additional paid in capital	380,795,003	380,436,432
Stock issuances due	-	10,303
Accumulated deficit	(385,331,140)	(382,968,494)

Total stockholders’ deficit	(4,527,771)	(2,513,454)
Total Liabilities and Stockholders’ Deficit	$35,285	$963,719

The accompanying notes are an integral part of these consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022

Revenues, net	$-	$-
Cost of products sold	-	-
Gross profit	-	-

Operating expenses:
Selling, general and administrative	957,114	1,149,257
Research and development expense	473,528	14,236
Depreciation and amortization expense	54,308	-
Total operating expenses	1,484,950	1,163,493

Loss from operations	(1,484,950)	(1,163,493)

Other income (expense):
Gain on issuance of Forte license	-	3,165,151
Interest expense	(168,251)	(120,403)
(Loss) on impairment of intangibles	(708,192)	-
(Loss) on impairment of investments in common stock	-	(2,645,000)
(Loss) gain on settlement of obligations and conversion of debt	(5,000)	(1,166,418)
Gain on derivative liability	3,746	-
Charge from warrant modification and debt settlement	-	(1,605,913)
Total other income (expense)	(877,697)	(2,372,583
Net (loss) income	$(2,362,647)	$(3,536,076)

Basic earnings (loss) per share attributed to common stockholders	$(0.03)	$(0.10)
Diluted earnings (loss) per share attributed to common stockholders	$(0.03)	$(0.10)

Basic and diluted weighted average number of shares outstanding	83,510,001	36,290,359

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid-in	Stock Issuances	Accumulated
	Shares	Amount	Capital	Due	Deficit	Total

Balance December 31, 2021	483,714	$49	$371,473,810	$10,303	$(379,432,417)	$(7,948,256)

Issuance of common stock upon conversion of notes and obligations	64,125,963	6,413	6,276,755	-	-	6,283,168

Issuance of common stock upon warrant exercise	18,086,680	1,808	721,516	-	-	723,324

Change resulting from warrant modification	-	-	1,605,913	-	-	1,605,913

Issuance of common stock for services	99,500	10	95,963	-	-	95,973

Issuance of common stock for intangible assets	250,000	25	262,475	-	-	262,500

Net loss	-	-	-	-	(3,536,076)	(3,536,076)

Balance December 31, 2022	83,045,857	$8,305	$380,436,432	$10,303	$(382,968,493)	$(2,513,454)

Issuance of common stock upon conversion of notes and obligations	111,996	11	58,621	(10,303)	-	48,330

Issuance of common stock for intangible assets	500,000	50	299,950	-	-	300,000

Net Loss	-	-	-	-	(2,362,647)	(2,362,647)

Balance, December 31, 2023	83,657,853	$8,366	$380,795,003	$-	$(385,331,140)	$(4,527,771)

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,362,647)	$(3,536,076)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Common stock issued for the extension of patent and license agreement	300,000	-
Amortization of intangibles	54,308	-
Impairment of intangibles	708,192	-
Gain on issuance of Forte license agreement	-	(3,165,151)
Loss on impairment on investment in common stock	-	2,645,000
Loss (gain) on settlement of obligations	5,000	1,166,418
Loss from warrant modification	-	1,605,913
Amortization of debt discount	10,264	-
Loss (Gain) on derivative liability	(3,746)	-
Interest expense from derivative liability	32,380	-

Changes in operating assets and liabilities:
Deposits on Legal Fees	45,228	(50,728)
Accounts payable	(29,382)	388,539
License fees payable	(3,849)	-
Accrued payroll	-	4,620
Accrued interest	106,188	130,229
Accrued liabilities	70,000	(75,321)
Due to related parties	660,038	304,736

Net cash used in operating activities	(408,026)	(581,821)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(500,000)
Net cash used in investing activities	-	(500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from investor advances	-	6,369
Advances from related party	50,000	-
Repayment of advances from related party	-180	-
Proceeds from related parties	100,000	417,058
Proceeds from issuance of notes payable	137,500	315,000
Net cash provided by financing activities	287,320	738,427

(Decrease) increase in cash	(120,706)	(343,394)
Cash and cash equivalents, beginning of year	150,491	493,885
Cash and cash equivalents, end of year	$29,785	$150,491

	2023	2022

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discount due to derivative liability	$65,000	$-
Reclassification of accrued interest to notes payable	$-	$7,006,492
Conversion of notes and accrued interest to common stock	$18,328	$95,973
Transfer of accounts payable to notes payable	$250,000	$-
Stock issued for intangible assets	$-	$262,500

The accompanying footnotes are an integral part of these consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

1. Organization and Description of Business

Company Overview

Biostax Corp. (the “Company” or “BTAX”) is a Florida corporation trading on the OTC-Pink. The Company is a drug development and commercialization company. We identify, evaluate, and seek to acquire technologies in the medical device and drug development sectors with the intent to further develop them and move them to commercialization. On February 28, 2023, we received a written consent from a majority of our outstanding shareholders to change the name of our Company from “Immune Therapeutics, Inc.” to “Biostax Corp.” On March 27, 2023, we filed a definitive information statement on Schedule 14C and mailed the information statement to shareholders on record as of the date of the filing. We filed our name change amendment with the Secretary of State of Florida on October 5, 2023 and our new Company name and trading symbol (BTAX) became effective on October 20, 2023.

Going Concern

As of December 31, 2023, the Company had $29,785 in cash on hand, negative working capital of $4,553,272 and accumulated stockholders’ deficit of $385,331,140. For the year ended December 31, 2023, the Company reported net loss attributable to common shareholders of $2,362,647.

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

Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as a single operating segment and does not segment the business for internal reporting or decision making.

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

ASC Topic 820, “Fair Value Measurement”, requires that certain financial instruments be recognized at their fair values at our balance sheet dates. However, other financial instruments, such as debt obligations, are not required to be recognized at their fair values, but GAAP provides an option to elect fair value accounting for these instruments. GAAP requires the disclosure of the fair values of all financial instruments, regardless of whether they are recognized at their fair values or carrying amounts in our balance sheets. For financial instruments recognized at fair value, GAAP requires the disclosure of their fair values by type of instrument, along with other information, including changes in the fair values of certain financial instruments recognized in income or other comprehensive income. For financial instruments not recognized at fair value, the disclosure of their fair values is provided below under “Financial Instruments.”

Nonfinancial assets, such as property, plant and equipment, and nonfinancial liabilities are recognized at their carrying amounts in the Company’s balance sheets. GAAP does not permit nonfinancial assets and liabilities to be remeasured at their fair values. However, GAAP requires the remeasurement of such assets and liabilities to their fair values upon the occurrence of certain events, such as the impairment of property, plant and equipment. In addition, if such an event occurs, GAAP requires the disclosure of the fair value of the asset or liability along with other information, including the gain or loss recognized in income in the period the remeasurement occurred.

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2022 or December 31, 2023. The Derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities for the year ended December 31, 2023:

Balance - December 31, 2022	$-
Additions	97,380
Settlements	-
Change in fair value	(3,746)
Balance - December 31, 2023	$93,634

Beginning on November 17, 2023, the Company issued a note payable agreement which contains conversion provisions meeting the definition of a derivative liability which therefore require bifurcation. Further, pursuant to the Company’s contract ordering policy, equity linked instruments subsequent to November 17, 2023, resulted in derivative liabilities.

At December 31, 2023, the Company estimated the fair value of the conversion feature derivative embedded in the note payable and based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0730; risk-free interest rate of 5.00%; expected volatility of the Company’s common stock of 199% based on the volatility of comparable publicly traded entities; exercise price of $0.0366; and term of eight months.

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

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	Years ended December 31,
	2023	2022
Basic EPS
Income (loss) available to common shareholders (Numerator)	$(2,362,647)	$(3,536,076)
Weighted average common shares (Denominator)	83,510,001	36,290,359
Basic EPS	$(0.03)	$(0.10)

Diluted EPS
Income (loss) available to common shareholders (Numerator)	$(2,362,647)	$(3,536,076)
Weighted average common shares (Denominator)	83,510,001	36,290,359
Diluted EPS	$(0.03)	$(0.10)

Recent Accounting Standards

Although there are several new accounting pronouncements issued or proposed by the FASB, which have been adopted or will be adopted as applicable, management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial position or results of operations.

In July 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718) (“ASU 2023-03”). This update requires to (1) disclosure and presentation of income or loss related to common stock transactions on the face of the income statement, (2) modification of the existing classification and measurement of redeemable preferred shares and redeemable equity-classified shares, and (3) modification of accounting treatment for stock-based compensation. The FASB has not set an effective date on ASU 2023-03 and adoption is permitted. The Company is currently evaluating the impact of the provisions of ASU 2023-03 on its consolidated financial statement disclosures.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC topics by aligning them with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes. The Company is currently evaluating the impact ASU 2023-06 will have on its consolidated results of operations, financial position, or cash flows.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the CODM and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. ASU 2023-07 is scheduled to be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the potential impact the adoption of ASU 2023-07 will have on its consolidated results of operations, financial position, or cash flows.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in ASU 2023-09 must be applied on a retrospective basis to all prior periods presented in the consolidated financial statements and early adoption is permitted. The Company is in the process of evaluating the potential impact ASU 2023-09 will have on its results of consolidated operations, financial position, or cash flows.

Management does not believe there are other significant accounting pronouncements which have had or will have a material impact on the Company’s consolidated financial statements.

3. Notes payable

As of December 31, 2023, the Company had $1,129,242 in notes payable to shareholders of record. During the twelve months ended December 31, 2023 and December 31, 2022, the Company issued $487,500 and $315,000, respectively in new promissory notes.

Notes Payable at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Promissory note issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. This note is in default. Default provisions of this note provide: the holder may accelerate the maturity of the note and demand immediate payment in full for outstanding principal and interest.	$231,478	$231,478

Promissory note issued in 2019 for the settlement of debt in the same amount and matured in 2021. Lender earns interest at 15%. This note was modified in November 2022, extending maturity to September 2023. This note is in default. Default provisions of this note provide: the holder may declare the note immediately due and payable, a late charge fee of 5% for failure to make payment within 10 days of the due date and the Company agrees to pay the note holder’s reasonable attorney fees if holder seeks legal advice to enforce the provisions of the note.	150,000	150,000

Promissory note issued in 2022 and matured in July 2023. The lender earns interest at 6%. This note is in default. Default provisions of this note provide: the holder may declare the note immediately due and payable and the Company agrees to pay all costs of collection or defense incurred by the note holder.	65,000	65,000

Promissory note issued in 2022 and matured in July 2023. The lender earns interest at 6%. The holder of the note is a former Director and the former Chief Executive Officer of the Company. This note is in default. Default provisions of this note provide for the Company to pay attorney fees incurred by the note holder.	200,000	200,000

Promissory note issued in 2022 and matured in December 2023. The lender earns interest at 7.75%. This note is in default. Borrower shall have the option to extend the maturity date by six months from the initial term. In the event of default, holder may declare the debut immediately due and payable. During the occurrence of an event of default, borrower shall continue to pay interest at the rate of 7.75%.	50,000	50,000

Promissory note issued in March 2023 and matured in May 2023. The lender earns interest at 8%. This note was issued to H. Louis Salomonsky, a Director of the Company. This note is in default. Upon default this note shall this note shall bear interest at 18%, compounded monthly.	100,000	-

Promissory note issued in March 2023 and matured in June 2023. The lender earns interest at 8%. This note is in default. Borrower shall have the option to extend the maturity date by 60 days from the initial term. In the event of default, holder may declare the debut immediately due and payable. During the occurrence of an event of default, borrower shall pay interest on the entire unpaid principal sum at the rate equal to 9%.	50,000	-

Promissory note issued in April 2023 and matured in May 2023. The lender earns interest at 18%. This note is in default. Default provisions of this note provide the holder may declare the debt immediately due.	250,000	-

Promissory note issued in June 2023 and matures in June 2024. The lender earns interest at 8%. Borrower shall have the option to extend the maturity date by 60 days from the initial term. In the event of default, holder may declare the debut immediately due and payable. During the occurrence of an event of default, borrower shall pay interest on the entire unpaid principal sum at the rate equal to 9%.	15,000	-

Promissory note issued in July 2023 and matures in July 2025. The lender earns interest at 8.5%. This note was issued to Global Reverb Corporation, a related party of which Noreen Griffin is the sole beneficial owner. In the event of default, holder may declare the debt immediately due and payable. During the occurrence of an event of default, borrower shall pay interest on the entire unpaid principal sum at the rate equal to 10%.	7,500	-

Promissory note issued in November 2023 and matures in August 2024. The lender earns interest at 22.0% and is convertible into shares of common stock. In the event of default the Company shall pay to the lender an amount equal to 150% of the sum of the then outstanding principal amount of this note, plus accrued and unpaid interst. Net of debt discount of $54,736.	10,264	-

	$1,129,242	$696,478

On November 17, 2023, the Company issued a convertible note payable which contained a conversion feature meeting the definition of a derivative liability. Pursuant to the Company’s contract ordering policy, the conversion feature was valued at $93,635 upon issuance and recorded as a derivative liability, resulting in an additional debt discount totaling $65,000.

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

Issuances of Common Stock

On January 19, 2023, the Company issued 250,000 shares of common stock to TaiwanJ Pharmaceuticals in return for a 30-day extension of payment terms under the current license agreement.

On April 24, 2023, the Company issued an additional 250,000 shares of common stock to TaiwanJ Pharmaceuticals in return for second, 30-day extension of payment terms under the current license agreement.

On April 24, 2023, the Company issued 52,906 shares of common stock to an investor as payment of accrued interest on Notes payable through March 31, 2023.

On July 6, 2023 the Company issued 22,001 shares of common stock to an investor as payment of accrued interest on Notes payable through June 30, 2023.

On October 12, 2023 the Company issued 37,089 shares of common stock to an investor as payment of accrued interest on Notes payable through September 30, 2023.

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

6. Income Taxes

There was no income tax expense reflected in the results of operations for the years ended December 31, 2023 and 2022. As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $93,472,000 which may be used to offset future taxable income.

Approximately $64,629,000 will expire in 2033 while $28,843000 will be limited to 80% of taxable income but will not expire.

The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

Deferred tax assets:

	2023	2022

Net operating losses	$19,629,156	$19,423,000

Temporary differences	5,000	893,000
Total deferred tax assets	19,634,156	18,530,000

Valuation allowance	(19,634,156)	(18,530,000)

Total deferred tax assets, net	$-	$-

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

	For the year ended December 31,
	2023	2022

Statutory federal tax rate	21.00%	21.00%
Permanent differences	(.36)%	(17.2)%
Temporary differences	-%	(25.3)%
Valuation allowance	(20.64)%	21.5%
Effective tax rate	0.0%	0.0%
Provision for income taxes	-	-

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2023, and 2022, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2023 and 2022. The Company did not recognize any interest or penalties during fiscal 2023 or 2022 related to unrecognized tax benefits.

7. Licenses and Supply Agreements

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

On April 13, 2023, the Company issued a note payable to TaiwanJ in the amount of $250,000, in order to reduce the balance of the up-front payment to $100,000. The note earns interest at 18.0% and matured on May 30, 2023. The note is currently in default. On December 31, 2023 the outstanding balance of this note was $282,125 which included $250,000 principal balance and $32,125 of accrued interest.

8. Commitments and Contingencies

Our principal commitments consist mostly of obligations under the loans described above, the operating leases described under Item 2 “Properties” and obligations disclosed under various licensing agreements. We do not have any purchase obligations with any suppliers.

9. Related Party Transactions

During the twelve month period ending December 31, 2023, Attune Biopharma, Inc., a related party, advanced $50,000 to Biostax Corp in order to cover operating expenses. As of December 31, 2023 Attune Biopharma had advanced a total of $262,306 to Biostax Corp.

Attune Biopharma, Inc. was formed in May 2021 (as Biostax, Inc.) by Noreen Griffin and Kelly Wilson. The Company was founded with a mission to address the unmet need for addiction treatment, committed to providing accessible, compassionate and effective solutions to individuals and communities struggling with addiction across the world. At the time of formation, neither Ms. Griffin or Ms. Wilson held officer or director positions in Biostax Corp. Ms. Griffin became CEO of Biostax Corp in 2023 and Ms. Wilson become an officer of Biostax Corp in 2022.

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

On November 1, 2022 we entered into a consulting agreement with Kelly Wilson, our Chief Operating Officer. Pursuant to the terms of the consulting agreement, we agreed to pay Ms. Wilson a monthly fee of $21,000 and a monthly insurance stipend of $2,800, in return for 40-50 hours of weekly services. In lieu of cash compensation, Ms. Wilson may elect to receive restricted shares of the Company’s Common stock valued at whichever is lower: (a) 25% below any current offering price (or the most recent offering price if the Company is not engaged in the offering) or (b) 50% below the Company’s current common stock value as determined by the average of the previous 30 days’ closing market prices. This election can be made from 30 days before, and up to 90 days after, the date such cash should have been paid to Ms. Wilson. The agreement is for a term of one year, cancellable with 30 days written notice by either party.

On April 13, 2023 the Wilson Agreement was amended (“Amendment 1 to the Executive Consulting Agreement”) to acknowledge that Ms. Wilson was serving as Interim Chief Executive Officer.

On July 25, 2023, the Wilson agreement was amended (“Amendment 2 to the Executive Consulting Agreement”) to acknowledge that Ms. Wilson was serving as Chief Operating Officer and no longer serving as Interim Chief Executive Officer; remove the provision to convert accrued and unpaid amounts into shares of common stock and instead accrue interest on unpaid amounts at 8.5% per annum.

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

On January 1, 2023 we enterd into a consulting agreement with Robert Wilson to serve as Vice President of Business Strategy. Pursuant to the terms of the consulting agreement, we agreed to pay Mr. Wilson a monthly fee of $14,583 in return for at least 40 hours of service each week. In lieu of cash compensation, Mr. Wilson may elect to receive restricted shares of the Company’s Common stock valued at whichever is lower: (a) 25% below any current offering price (or the most recent offering price if the Company is not engaged in the offering) or (b) 50% below the Company’s current common stock value as determined by the average of the previous 30 days’ closing market prices. This election can be made from 30 days before, and up to 90 days after, the date such cash should have been paid to Mr. Wilson. The agreement is for a term of one year, cancellable with 30 days written notice by either party.

On October 2, 2023, the Wilson Agreement was amended (Amendment 1 to the Executive Consulting Agreement”) to remove the provision to convert accrued and unpaid amounts into shares of common stock and instead accrue interest on unpaid amounts at 8.5% per annum.

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

On March 24, 2023, the Company issued a $100,000 promissory note to H. Louis Salomonsky, a Director of the Company. The note matures in 90 days and pays interest of 8%. On December 31, 2023 the outstanding balance of this note was $106,172 which included $100,000 principal balance and $6,172 of accrued interest.

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

Biostax Corp

Date: July 3, 2024	By:	/s/ Noreen Griffin
	Name:	Noreen Griffin
	Title:	Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Clay Caperton	Director	July 3, 2024
Clay Caperton

/s/ Craig Suro	Director	July 3, 2024
Craig Suro

/s/ Robert Wilson	Director	July 3, 2024
Robert Wilson

72