Form 10-Q/A
period 2024-03-31
Biostax Corp.
filed 2024-08-19
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment no. 1)

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

EXPLANATORY NOTE

Biostax Corp (the “Company”) is filing this Amendment No. 1 on Form 10Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2024 (the “Original Filing”).

For convenience of the reader, this Amended 2024 Quarterly Report amends and restates the Original 2024 Quarterly Report in its entirety. As a result, it includes both items that have been changed as a result of the Restatement and items that are unchanged from the Original 2024 Quarterly Report.

Subsequent to the issuance of both the Company’s (unaudited) consolidated financial statements as of and for the year ended December 31, 2023 and the Company’s unaudited interim condensed consolidated financial statements as of and for the fiscal quarter ended March 31, 2024, the Company identified errors in the calculation and proper recording of a derivative instrument and an error relating to the accrual of related party liabilities.

In filing this Amended 2024 Quarterly Report, the Company is restating its previously issued unaudited interim condensed financial statements and related notes as of and for the three months ended March 31, 2024 to correct the errors in the calculation and proper recording of a derivative instrument and an error relating to the accrual of related party liabilities.

This Amended 2024 Quarterly Report sets forth our Original 2024 Quarterly Report, as amended, in its entirety. Except as required to reflect the restated amounts and related disclosures, there were no changes to any other parts of the Original 2024 Quarterly Report, and this Amended 2024 Quarterly Report does not reflect events occurring after the date of the Original 2024 Quarterly Report.

The following sections have been amended in this Amended 2024 Quarterly Report:

●	Part I, Item 1, Financial Statements
●	Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The exhibit lists included in Item 6, “Exhibits” herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer (as Principal Executive Officer) and Chief Financial Officer (as Principal Financial Officer), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and filed as Exhibits 31.1/31.2 and 32.1/32.2, respectively.

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

4

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSTAX CORP AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current Assets:
Cash	$2,098	$29,785
Total current assets	2,098	29,785

Deposits	5,500	5,500

Total Assets	$7,598	$35,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,215,466	$1,213,982
Accrued payroll	336,002	336,002
Notes payable, net of debt discount	1,149,768	1,129,242
Due to related parties	1,165,146	1,069,594
Accrued interest	182,440	152,315
Accrued liabilities	418,057	273,057
License fees payable	306,307	295,230
Derivative liability	109,194	93,634
Total current liabilities	4,882,379	4,563,056

Total Liabilities	4,882,379	4,563,056

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 and 750,000,000 shares authorized, respectively; 83,738,939 and 83,657,853 shares issued and outstanding respectively	8,374	8,366
Additional paid in capital	380,800,619	380,795,003
Accumulated deficit	(385,683,775)	(385,331,140)

Total stockholders’ deficit	(4,874,781)	(4,527,772)
Total Liabilities and Stockholders’ Deficit	$7,597	$35,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating expenses:
Selling, general and administrative	$254,249	$207,517
Research and development expense	11,077	180,924
Depreciation and amortization expense	-	13,377
Total operating expenses	265,326	401,818

Loss from operations	(265,326)	(401,818)

Other (expense) income:
Interest expense	(71,749)	(14,299)
Gain (loss) on derivative liability	(15,560)	-
Total other (expense) income	(87,309)	(14,299)
Net loss	$(352,635)	$(416,117)

Basic (loss) income per share attributable to common shareholders	$(0.00)	$(0.00)
Diluted (loss) income per share to common shareholders	$(0.00)	$(0.00)

Basic weighted average number of shares outstanding	83,711,316	83,243,079
Diluted weighted average number of shares outstanding	83,711,316	83,243,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIODS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total

Balance December 31, 2022	83,045,857	$8,305	$380,436,432	$10,303	$(382,968,494)	$(2,513,454)

Issuance of common stock for extension of patent and license agreement	250,000	25	149,975	-	-	150,000

Net loss	-	-	-	-	(416,117)	(416,117)

Balance March 31, 2023	83,295,857	$8,330	$380,586,407	$10,303	$(383,384,611)	$(2,779,571)

Balance December 31, 2023	83,657,853	$8,366	$380,795,003	$-	$(385,331,140)	$(4,527,772)

Issuance of common stock upon conversion of notes and obligations	81,086	8	5,617	-	-	5,626

Net loss	-	-	-	-	(352,635)	(352,635)

Balance March 31, 2024	83,738,939	$8,374	$380,800,619	$-	$(385,683,776)	$(4,874,781)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(352,635)	$(416,117)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of intangibles	-	13,377
Common stock issued for the extension of patent and license agreement	-	150,000
Loss (gain) on derivative liability	15,560
Interest expense from derivative liability	20,526

Changes in operating assets and liabilities:
Deposits	-	38,116
Accounts payable	1,484	-
License fees payable	11,077	(127,305)
Accrued payroll	-	-
Accrued interest	30,125	14,299
Accrued liabilities	290,000	15,000
Due to related parties	(49,448)	47,132

Net cash used in operating activities	(33,311)	(265,498)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	5,624	150,000
Net cash provided by financing activities	5,624	150,000

Decrease in cash	(27,687)	(115,498)
Cash and cash equivalents, beginning of year	29,785	150,491
Cash and cash equivalents, end of year	$2,098	$34,993

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

Going Concern

As of March 31, 2024, the Company had $2,098 in cash on hand, negative working capital of $4,880,281 and accumulated stockholders’ deficit of $385,683,775. For the three months ended March 31, 2024, the Company reported a net loss attributable to common shareholders of $352,635. For the three months ended March 31, 2023, the Company reported a net loss attributable to common shareholders of $416,117.

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

The following is a summary of activity of Level 3 liabilities for the year ended December 31, 2023 and quarter ended March 31, 2024:

Balance - December 31, 2022	$-
Additions	97,380
Settlements	-
Change in fair value	(3,746)
Balance - December 31, 2023	93,634
Additions	-
Settlements	-
Change in fair value	15,560
Balance – March 31, 2024	109,194

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

At March 31, 2024, the Company estimated the fair value of the conversion feature derivative embedded in the note payable and based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0579; risk-free interest rate of 5.00%; expected volatility of the Company’s common stock of 199% based on the volatility of comparable publicly traded entities; exercise price of $0.0314; and term of five months.

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

For the three months ended March 31, 2024, diluted income per share was calculated by dividing the net income by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method. A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share for the periods ended March 31, 2024 and 2023 are as follows:

	Three Months ended
	March 31, 2024	March 31, 2023
Basic EPS
Income (loss) available to common shareholders (Numerator)	$(352,635)	$(416,117)
Weighted average common shares (Denominator)	83,711,316	83,243,079
Basic EPS	$(0.00)	$(0.00)

Diluted EPS
Income (loss) available to common shareholders (Numerator)	$(352,635)	$(416,117)
Weighted average common shares (Denominator)	83,711,316	83,243,079
Diluted EPS	$(0.00)	$(0.00)

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

Note 3. Notes payable

During the three month period ended March 31, 2024, the Company reported the following activity in notes and accrued interest:

Notes Payable on March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023

Promissory note issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. This note is in default.	$231,478	$231,478

Promissory note issued in 2019 for the settlement of debt in the same amount and matured in 2021. Lender earns interest at 15%. This note was modified in November 2022, extending maturity to September 2023. This note is in default.	150,000	150,000

Promissory note issued in 2022 and matured in July 2023. Lender earns interest at 6%. This note is in default.	65,000	65,000

Promissory note issued in 2022 and matured in July 2023. Lender earns interest at 6%. The holder of the note is a former Director and the former Chief Executive Officer of the Company. This note is in default.	200,000	200,000

Promissory note issued in 2022 and matured in December 2023. The lender earns interest at 7.75%. This note is in default.	50,000	50,000

Promissory note issued in March 2023 and matured in May 2023. The lender earns interest at 8%. This note was issued to H. Louis Salomonsky, a Director of the Company. This note is in default.	100,000	100,000

Promissory note issued in March 2023 and matured in June 2023.The lender earns interest at 8%. This note is in default.	50,000	50,000

Promissory note issued in April 2023 and matured in May 2023. The lender earns interest at 18%. This note is in default.	250,000	250,000

Promissory note issued in June 2023 and matures in June 2024. The lender earns interest at 8%.	15,000	15,000

Promissory note issued in July 2023 and matures in July 2025. The lender earns interest at 8.5%. This note was issued to Global Reverb Corporation, a related party of which Noreen Griffin is the sole beneficial owner.	7,500	7,500

Promissory note issued in November 2023 and matures in August 2024. Lender earns interest at 22.0% and is convertible into shares of common stock.	30,790	10,264

	$1,149,768	$1,129,242

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

GOING CONCERN

As of March 31, 2024, the Company had $2,098 in cash on hand, negative working capital of $4,880,281 and accumulated stockholders’ deficit of $385,683,775. For the three months ended March 31, 2024, the Company reported a net loss attributable to common shareholders of $352,635. For the three months ended March 31, 2023, the Company reported a net loss attributable to common shareholders of $416,117.

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

Summary of Cash Flows

	For the three months ended March 31
	2024	2023
Net cash used in operating activities	$(33,311)	$(265,498)
Net cash provided by financing activities	5,624	150,000
Net decrease in cash and cash equivalents	$(27,688)	$(115,498)

Net cash used in operating activities was $33,311 for the three months ended March 31, 2024, compared to $265,498 for the corresponding period in 2023. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for changes in our working capital accounts. For the period ending March 31, 2023, the net loss of $2,566,500 was adjusted by $2,282,750 loss on impairment in common stock.

Net cash provided by financing activities was $5,624 for the three months ended March 31, 2024, relating to zero cash provided from or used by investing activities during the three-month periods ended March 31, 2023.

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

The following is a summary of activity of Level 3 liabilities for the year ended December 31, 2023 and quarter ended March 31, 2024:

Balance - December 31, 2022	$-
Additions	97,380
Settlements	-
Change in fair value	(3,746)
Balance - December 31, 2023	93,634
Additions	-
Settlements	-
Change in fair value	15,560
Balance – March 31, 2024	109,194

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

At March 31, 2024, the Company estimated the fair value of the conversion feature derivative embedded in the note payable and based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0579; risk-free interest rate of 5.00%; expected volatility of the Company’s common stock of 199% based on the volatility of comparable publicly traded entities; exercise price of $0.0314; and term of five months.

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

Biostax Corp

Date: August 19, 2024	By:	/s/ Noreen Griffin
	Name:	Noreen Griffin
	Title:	Chief Executive Officer

Biostax Corp

Date: August 19, 2024	By:	/s/ Glen Farmer
	Name:	Glen Farmer
	Title:	Chief Financial Officer

