Form 10-Q
period 2024-06-30
Biostax Corp.
filed 2024-08-19
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024, there were 83,738,939 shares of common stock, $0.0001 par value per share, outstanding.

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

4

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMUNE THERAPEUTICS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current Assets:
Cash	$(49)	$29,785
Total current assets	(49)	29,785

Deposits	5,500	5,500

Total Assets	$5,451	$35,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,255,584	$1,213,982
Accrued payroll	336,002	336,002
Notes payable, net of debt discount	1,170,294	1,129,242
Due to related parties	1,431,669	1,069,594
Accrued interest	218,190	152,315
Accrued liabilities	418,057	273,057
License fees payable	317,882	295,230
Derivative liability	160,515	93,634
Total current liabilities	5,308,193	4,563,056

Total Liabilities	5,308,193	4,563,056

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 and 750,000,000 shares authorized, respectively; 83,738,939 and 83,657,853 shares issued and outstanding respectively	8,374	8,366
Additional paid in capital	380,800,619	380,795,003
Accumulated deficit	(386,111,735)	(385,331,140)

Total stockholders’ deficit	(5,302,741)	(4,527,772)
Total Liabilities and Stockholders’ Deficit	$5,451	$35,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Operating expenses
Selling, general and administrative	$288,466	$248,886	$542,715	$456,403
Research and development expense	11,575	175,209	22,652	356,132
Depreciation and amortization expense	-	13,377	-	26,754
Total operating expense	300,041	437,472	565,367	839,289

Loss from operations	(300,041)	(437,472)	(565,367)	(839,289)

Other income (expense):
Interest expense	(76,598)	(66,762)	(148,347)	(81,061)
Gain (loss) on derivative liability	(51,321)	-	(66,881)	-
Total other income (expense)	(127,919)	(66,762)	(215,228)	(81,061)

Net income (loss) income	$(427,960)	$(504,234)	$(780,595)	$(920,350)
Net income (loss) attributable to common stockholders	$(427,960)	$(504,234)	$(780,595)	$(920,350)

Basic income (loss) income per share attributable to common stockholders	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted income (loss) earnings per share attributable to common stockholders	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic weighted average number of shares outstanding	83,698,396	83,285,054	83,725,128	83,381,739
Diluted weighted average number of shares outstanding	83,698,396	83,285,054	83,725,128	83,381,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIODS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total

Balance December 31, 2022	483,714	$49	$371,473,810	$10,303	$(379,432,418)	$(7,948,256)
Issuance of common stock for extension of patent and license agreement	500,000	50	299,950	-	-	300,000
Issuance of common stock upon settlement of notes and obligations	52,906	5	31,448	-	-	31,453
Net loss	-	-	-	-	(920,350)	(920,350)

Balance June 30, 2023	83,598,763	$8,360	$380,767,830	$10,303	$(383,888,844)	$(3,102,351)

Balance December 31, 2023	83,657,853	$8,366	$380,795,003	$-	$(385,331,140)	$(4,527,772)

Issuance of common stock upon conversion of notes and obligations	81,086	8	5,616	-	-	5,626
Net loss	-	-	-	-	(780,595)	(780,595)

Balance June 30, 2024	83,738,939	$8,374	$380,800,619	$-	$(386,111,735)	$(5,302,741)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(780,595)	$(920,350)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Amortization of intangibles	-	26,754
Common stock issued for the extension of patent and license agreement	-	300,000
Loss (gain) on derivative liability	66,881
Interest expense from derivative liability	41,052

Changes in operating assets and liabilities:
Deposits	-	45,228
Accounts payable	41,602	(340,804)
License fees payable	22,652	29,714
Accrued payroll	-	-
Accrued interest	65,875	39,608
Accrued liabilities	290,000	-
Due to related parties	217,075	240,331

Net cash used in operating activities	(35,458)	(579,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from undocumented investor advances	-	-
Proceeds from related parties	-	100,000
Proceeds from issuance of notes payable	5,624	346,453
Net cash provided by financing activities	5,624	446,453

Decrease in cash	(29,834)	(133,066)
Cash and cash equivalents, beginning of year	29,785	150,491
Cash and cash equivalents, end of period	$(49)	$17,426

SUPPLEMENTAL DISCOSURE OF NON-CASH ACTIVITIES:
Conversion of debt and accrued interest to common stock	$5,624	$5,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

Biostax Corp

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

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

Going Concern

As of June 30, 2024, the Company had negative cash on hand of $49, negative working capital of $5,308,241 and accumulated stockholders’ deficit of $386,111,735. For the six months ended June 30, 2024, the Company reported a net loss attributable to common shareholders of $780,595. For the six months ended June 30, 2023, the Company reported net loss attributable to common shareholders of $920,350.

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

Working capital at June 30, 2024 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2023 (including the notes thereto) set forth in the Company’s Annual Report on Form 10- K/A for that period.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. At June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $5,451 and $35,285, respectively.

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

The following is a summary of activity of Level 3 liabilities for the quarters ended March 31, 2024 and June 30, 2024:

Balance - December 31, 2023	$93,634
Additions	-
Settlements	-
Change in fair value	15,560
Balance – March 31, 2024	109,194
Additions	-
Settlements	-
Change in fair value	51,321
Balance – June 30, 2024	160,515

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

At June 30, 2024, the Company estimated the fair value of the conversion feature derivative embedded in the note payable and based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0417; risk-free interest rate of 5.00%; expected volatility of the Company’s common stock of 199% based on the volatility of comparable publicly traded entities; exercise price of $0.0; and term of five months.

Research and Development Costs

Research and development costs are charged to expense as incurred and are typically comprised of expenses associated with advancing the commercialization of our technologies. The Company incurred $22,652 of research and development costs during the six months ended June 30, 2024, which includes interest and late fees related to the Company’s license agreement with TaiwanJ Pharmaceuticals. The Company incurred $356,132 of research and development costs during the six months ended June 30, 2023, which includes legal fees related to the maintenance and prosecution of licensed and owned intellectual property as well as the fair value of common stock issued to extend the payment terms of the Company’s license agreement with TaiwanJ Pharmaceuticals.

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

At the date of adoption, and as of June 30, 2024 and 2023, the Company does not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2024, and 2023, the Company does not have any interest or penalties related to uncertain tax positions.

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

The Company did not issue any stock-based compensation awards during the six months ended June 30, 2024 and 2023.

Net Income (Loss) per Share

For the six month period ended June 30, 2024, basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net income (loss) per share calculation, shares to be issued pursuant to convertible debt and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net income (loss) per share in 2024 and 2023 because their effect would be anti-dilutive. A total of 31,995 warrants and 3,044,497 shares, resulting from the conversion of principal and interest on convertible notes, have been excluded from this calculation for the six month period ended June 30, 2024.

For the six month period ended June 30, 2024, diluted income per share was calculated by dividing the net income by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method. A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share for the periods ended June 30, 2024 and 2023 are as follows:

	Three Months ended
	June 30, 2024	June 30, 2023
Basic EPS
Income (loss) available to common shareholders (Numerator)	$(427,960)	$(504,234)
Weighted average common shares (Denominator)	83,698,396	83,285,054
Basic EPS	$(0.01)	$(0.01)

Diluted EPS
Income (loss) available to common shareholders (Numerator)	$(427,960)	$(504,234)
Weighted average common shares (Denominator)	83,698,396	83,285,054
Diluted EPS	$(0.01)	$(0.01)

	Six Months ended
	June 30, 2024	June 30, 2023
Basic EPS
Income (loss) available to common shareholders (Numerator)	$(780,595)	$(920,350)
Weighted average common shares (Denominator)	83,725,128	83,381,739
Basic EPS	$(0.01)	$(0.01)

Diluted EPS
Income (loss) available to common shareholders (Numerator)	$(780,595)	$(920,350)
Weighted average common shares (Denominator)	83,725,128	83,381,739
Diluted EPS	$(0.01)	$(0.01)

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the six months ended June 30, 2024. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management does not believe there are other significant accounting pronouncements which have had or will have a material impact on the Company’s consolidated financial statements.

Note 3. Notes payable

During the three-month period ended June 30, 2023, the Company reported the following activity in notes and accrued interest:

Notes Payable on June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023

Promissory note issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. This note is in default. Default provisions of this note provide: the holder may accelerate the maturity of the note and demand immediate payment in full for outstanding principal and interest.	$231,478	$231,478

Promissory note issued in 2019 for the settlement of debt in the same amount and matured in 2021. Lender earns interest at 15%. This note was modified in November 2022, extending maturity to September 2023. This note is in default. Default provisions of this note provide: the holder may declare the note immediately due and payable, a late charge fee of 5% for failure to make payment within 10 days of the due date and the Company agrees to pay the note holder’s reasonable attorney fees if holder seeks legal advice to enforce the provisions of the note.	150,000	150,000

Promissory note issued in 2022 and matured in July 2023. The lender earns interest at 6%. This note is in default. Default provisions of this note provide: the holder may declare the note immediately due and payable and the Company agrees to pay all costs of collection or defense incurred by the note holder.	65,000	65,000

Promissory note issued in 2022 and matured in July 2023. The lender earns interest at 6%. The holder of the note is a former Director and the former Chief Executive Officer of the Company. This note is in default. Default provisions of this note provide for the Company to pay attorney fees incurred by the note holder.	200,000	200,000

Promissory note issued in 2022 and matured in December 2023. The lender earns interest at 7.75%. This note is in default. Borrower shall have the option to extend the maturity date by six months from the initial term. In the event of default, holder may declare the debut immediately due and payable. During the occurrence of an event of default, borrower shall continue to pay interest at the rate of 7.75%.	50,000	50,000

Promissory note issued in March 2023 and matured in May 2023. The lender earns interest at 8%. This note was issued to H. Louis Salomonsky, a Director of the Company. This note is in default. Upon default this note shall this note shall bear interest at 18%, compounded monthly.	100,000	100,000

Promissory note issued in March 2023 and matured in June 2023. The lender earns interest at 8%. This note is in default. Borrower shall have the option to extend the maturity date by 60 days from the initial term. In the event of default, holder may declare the debut immediately due and payable. During the occurrence of an event of default, borrower shall pay interest on the entire unpaid principal sum at the rate equal to 9%.	50,000	50,000

Promissory note issued in April 2023 and matured in May 2023. The lender earns interest at 18%. This note is in default. Default provisions of this note provide the holder may declare the debt immediately due.	250,000	250,000

Promissory note issued in June 2023 and matures in June 2024. The lender earns interest at 8%. Borrower shall have the option to extend the maturity date by 60 days from the initial term. In the event of default, holder may declare the debut immediately due and payable. During the occurrence of an event of default, borrower shall pay interest on the entire unpaid principal sum at the rate equal to 9%.	15,000	15,000

Promissory note issued in July 2023 and matures in July 2025. The lender earns interest at 8.5%. This note was issued to Global Reverb Corporation, a related party of which Noreen Griffin is the sole beneficial owner. In the event of default, holder may declare the debt immediately due and payable. During the occurrence of an event of default, borrower shall pay interest on the entire unpaid principal sum at the rate equal to 10%.	7,500	7,500

Promissory note issued in November 2023 and matures in August 2024. The lender earns interest at 22.0% and is convertible into shares of common stock. In the event of default the Company shall pay to the lender an amount equal to 150% of the sum of the then outstanding principal amount of this note, plus accrued and unpaid interest. Net of debt discount of $13,684.	51,316	10,264

	$1,170,294	$1,129,242

At June 30, 2024 and December 31, 2023, the Company had accrued $242,144 and $146,690, respectively, in unpaid interest on notes payable.

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

Stock Warrants

During the six month period ended June 30, 2024 no common stock warrants were issued, exercised or modified.

The following is a summary of outstanding common stock warrants as of June 30, 2024.

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Third Quarter 2028	3,000	$70	4.25
Second Quarter 2032	28,995	$10 - 70	8.00
	31,995	$10 - 70

Following is a summary of stock warrant activity for the six months ended June 30, 2024:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2023	31,995	$10 - 70	$56,49
Issued	-	$-	$-
Expired and forfeited	-	$-	$-
Exercised	-	$-	$-
Warrants as of June 30, 2024	33,495	$10 - 70	$56.49

5. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the periods ended June 30, 2024 and 2023 because the Company has significant net loss operating carryforwards available to offset the potential tax liabilities. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year but are not consistent from year to year.

For U.S. federal purposes the corporate statutory income tax rate was 21%, for 2024 and 2023 tax years. The Company has recognized no tax benefit for the losses generated for the periods through June 30, 2024.

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

COMPANY OVERVIEW

Biostax Corp is a Florida corporation trading on the OTC-Pink. The Company is a drug development and commercialization company. We identify, evaluate, and seek to acquire technologies in the medical device and drug development sectors with the intent to further develop them and move them to commercialization.

Our strategy has been limited due to lack of capital. Management is seeking to secure new investment capital with which to continue to pursue the Company’s strategy. There is no guarantee that the Company will be successful in securing additional capital.

GOING CONCERN

As of June 30, 2024, the Company had negative $49 in cash on hand, negative working capital of $5,308,241 and accumulated deficit of $386,111,735. For the six months ended June 30, 2024, the Company reported a net loss attributable to common shareholders of $780,595. For the six months ended June 30, 2023, the Company reported net loss attributable to common shareholders of $920,350.

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

Working capital at June 30, 2024 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2024

TO THE THREE MONTHS ENDED JUNE 30, 2023

Revenues

We had no revenues from operations for the three months ended June 30, 2024 and 2023.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 and 2023 were as follows:

	For the three months ended June 30
	2024	2023
Selling, general and administrative	$288,466	$248,886
Increase (Decrease) from prior year	$39,580	$(43,231)
Percent change from prior year	16%	(15%)

During the three months ended June 30, 2024, the Company has focused on the negotiation and finalization of certain licensing transactions and business development opportunities.

For the three months ended June 30, 2024 and 2023, selling, general and administrative expenses were compromised of the following:

	For the three months ended June 30
	2024	2023
Shareholder and investor relations	$4,498	$6,542
Professional fees and consulting costs	49,827	35,535
Consulting fees with related parties	221,154	198,798
Board fees	12,000	-
Salaries and benefits	-	-
Other expenses	987	8,011
Total	$288,466	$248,886

The increase in selling, general and administrative expenses for the three months ended June 30, 2024 over the same period in 2023 was primarily due to the increase in costs related to professional fees, consulting costs and board fees. These increases were primarily driven by the following:

●	Addition of a full-time, contract CEO in the third quarter of 2023.
●	Addition of two directors in the fourth quarter of 2023.
●	Increase in outside accounting fees related to financial audit and tax preparation.

Research and Development Expenses

R&D expenses and related percentages for the three months ended June 30, 2023 and 2022 were as follows:

	For the three months ended June 30,
	2024	2023
Research and development	$11,595	$175,209
Increase/(decrease) from prior year	$(163,634)	$175,209
Percent increase/(decrease) from prior year	(66%)	100%

Research and development expense for the three months ended June 30, 2024 was $11,595, compared to $175,209 incurred in the same period in 2023.

The research and development expenses for the three months ended June 30, 2024 reflects amounts accrued for interest and penalties pursuant to the license of intangible assets from TaiwanJ Pharmaceuticals.

Interest Expense

Interest expense for the three months ended June 30, 2024 and 2023 were as follows:

	For the three months ended June 30,
	2024	2023
Interest expense	$76,598	$66,762
Increase (decrease) from prior year	$9,836	$62,877
Percentage Decrease from prior year	15%	1,618%

Interest expense is comprised of accrued interest on notes payable owed by the Company, unpaid amounts owed to consultants and the amortization of the discount related to derivate instruments underlying notes payable. The increase year over year reflects the increase in outstanding notes and consulting payments as well as the increase in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. The Company does not anticipate generating sufficient cash flows from our operations to fund the next twelve months. We had cash on hand of negative $49 at June 30, 2024, compared to $29,785 at December 31, 2023.

Summary of Cash Flows

	For the six months ended June 30,
	2024	2023
Net cash used in operating activities	$(35,458)	$(579,519)
Net cash provided by financing activities	5,624	446,453
Net decrease in cash and cash equivalents	$(29,834)	$(133,066)

Net cash used in operating activities was $35,458 for the six months ended June 30, 2024, compared to $579,519 for the corresponding period in 2023. The use of cash in these periods resulted primarily from our losses from operations, as adjusted for changes in our working capital accounts. For the six-month period ending June 30, 2024, the net loss of $780,595 was adjusted by $107,933 from interest expense and loss on derivative liability.

Net cash provided by financing activities was $5,624 for the six months ended June 30, 2024, compared to $446,453 cash provided from investing activities (issuance of notes payable) during the six-month period ended June 30, 2023.

The Company does not expect to generate revenues in the foreseeable future. If the Company is unable to raise additional working capital to meet its operating obligations and expenditures, the Company will be required to modify its business plan.

CONTRACTUAL OBLIGATIONS

Promissory Notes

The notes payable on the Company’s Condensed Consolidated Balance Sheet above contains, at June 30, 2024, certain promissory notes on which the Company was in arrears on payment of principal as follows:

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

OFF BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2024 and 2023, the Company did not engage in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following is a summary of activity of Level 3 liabilities for the quarters ended March 31, 2024 and June 30, 2024:

Balance - December 31, 2023	$93,634
Additions	-
Settlements	-
Change in fair value	15,560
Balance – March 31, 2024	109,194
Additions	-
Settlements	-
Change in fair value	51,321
Balance – June 30, 2024	160,515

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

At June 30, 2024, the Company estimated the fair value of the conversion feature derivative embedded in the note payable and based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.0417; risk-free interest rate of 5.00%; expected volatility of the Company’s common stock of 199% based on the volatility of comparable publicly traded entities; exercise price of $0.0; and term of five months.

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

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the Financial Accounting Standards Board during the six months ended June 30, 2024. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

Going forward, management anticipates that additional staff will be necessary to remediate these weaknesses, as well as other planned improvements. Additional staff will enable us to document and apply transactional and periodic controls procedures, permit a better review and approval process and improve the quality of financial reporting. However, the potential addition of new staff is contingent on obtaining additional financing, and there is no assurance that we will be able to do so.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2024, the Company did not issue any equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Refer to Note 3 to the Condensed Consolidated Financial Statements of Part I Item 1, which is incorporated by reference, for additional details. The notes payable on the Company’s Condensed Consolidated Balance Sheet above contains, at June 30, 2024, certain promissory notes on which the Company was in arrears on payment of principal as follows:

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

