Form 10-Q
period 2024-09-30
Biostax Corp.
filed 2025-04-11
CIK 1559356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________

Commission File Number 000-54933

BIOSTAX CORP

(Exact name of small business issuer as specified in its charter)

Florida	59-3226705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2774 East Colonial Dr. C1100, Orlando, FL	32803
(Address of principal executive offices)	(Zip Code)

(407) 494-6875

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

As of March 31, 2025, there were 78,713,631 shares of common stock, $0.0001 par value per share, outstanding.

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

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSTAX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current Assets:
Cash	$-	$29,785
Total current assets	-	29,785

Deposits	5,500	5,500

Total Assets	$5,500	$35,285

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$1,258,780	$1,213,982
Accrued payroll	336,002	336,002
Notes payable, net of debt discount	1,161,478	1,129,242
Due to related parties	1,697,878	1,069,594
Accrued interest	231,353	152,315
Accrued liabilities	282,000	273,057
License fees payable	329,978	295,230
Derivative liability	31,970	93,634
Total current liabilities	5,329,439	4,563,056

Total Liabilities	5,329,439	4,563,056

Stockholders’ Deficit:
Common stock – par value $0.0001; 750,000,000 and 750,000,000 shares authorized, respectively; 84,353,693 and 83,657,853 shares issued and outstanding respectively	8,435	8,366
Additional paid in capital	380,815,558	380,795,003
Accumulated deficit	(386,147,932)	(385,331,140)

Total stockholders’ deficit	(5,323,939)	(4,527,771)
Total Liabilities and Stockholders’ Deficit	$5,500	$35,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023

Operating expenses
Selling, general and administrative	$100,244	$233,109	$642,959	$689,111
Research and development expense	12,096	105,837	34,748	461,969
Depreciation and amortization expense	-	13,377	-	40,531
Total operating expense	112,341	352,323	677,708	1,191,611

Loss from operations	(112,341)	(352,323)	(677,708)	(1,191,611)

Other income (expense):
Interest expense	(52,402)	(36,437)	(200,748)	(77,499)
Loss on settlement of obligations	-	-	-	(40,000)
Gain (loss) on derivative liability	128,545	-	61,664	-
Total other income (expense)	76,143	(36,437)	(139,084)	(117,499)

Net income (loss) income	$(36,197)	$(388,760)	$(816,792)	$(1,309,110)
Net income (loss) attributable to common stockholders	$(36,197)	$(388,760)	$(816,792)	$(1,309,110)

Basic income (loss) income per share attributable to common stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Diluted income (loss) earnings per share attributable to common stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Basic weighted average number of shares outstanding	83,770,337	83,239,115	84,353,693	83,461,806
Diluted weighted average number of shares outstanding	83,770,337	83,239,115	84,353,693	83,461,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE PERIODS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid-in	Stock To Be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total

Balance December 31, 2022	83,045,857	$8,305	$380,436,432	$10,303	$(382,968,494)	$(2,513,454)
Issuance of common stock for extension of patent and license agreement	500,000	50	299,950	-	-	300,000
Issuance of common stock upon settlement of notes and obligations	74,907	7	42,696	-	-	42,703
Net loss	-	-	-	-	(1,309,110)	(1,309,110)

Balance September 30, 2023	83,620,764	$8,362	$380,779,078	$10,303	$(384,277,604)	$(3,479,861)

Balance December 31, 2023	83,657,853	$8,366	$380,795,003	$-	$(385,331,140)	$(4,527,772)

Issuance of common stock upon conversion of notes payable	614,754	61	14,939	-	-	15,000
Issuance of common stock upon settlement of notes and obligations	81,086	8	5,616	-	-	5,625
Net loss	-	-	-	-	(816,792)	(816,792)

Balance September 30, 2024	84,353,693	$8,435	$380,815,558	$-	$(386,147,932)	$(5,323,938)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOSTAX CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIODS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(816,792)	$(1,309,110)

Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss (gain) on derivative liability	(61,664)	-
Interest expense from derivative liability	47,236	-
Loss on settlement of obligations	-	40,000
Amortization of intangibles	-	40,531
Common stock issued for the extension of patent and license agreement	-	300,000

Changes in operating assets and liabilities:
Deposits	-	45,228
Accounts payable	44,798	39,450
License fees payable	34,748	(264,449)
Accrued interest	79,038	69,792
Accrued liabilities	153,943	-
Due to related parties	483,284	470,098

Net cash used in operating activities	(35,409)	(568,460)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from undocumented investor advances	-	-
Proceeds from related parties	-	100,000
Proceeds from issuance of notes payable	5,624	322,500
Net cash provided by financing activities	5,624	422,500

Decrease in cash	(29,785)	(145,960)
Cash, beginning of year	29,785	150,491
Cash, end of period	$0	$4,531

SUPPLEMENTAL DISCOSURE OF NON-CASH ACTIVITIES:
Conversion of debt and accrued interest to common stock	$15,000	$42,703
Stock issued for services	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Biostax Corp

Notes to the Condensed Consolidated Financial Statements

September 30, 2024

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

Going Concern

As of September 30, 2024, the Company had $0 in cash on hand, negative working capital of $5,329,439 and accumulated stockholders’ deficit of $386,147,932. For the nine months ended September 30, 2024, the Company reported a net loss attributable to common shareholders of $816,792. For the nine months ended September 30, 2023, the Company reported a net loss attributable to common shareholders of $1,309,110.

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

Working capital at September 30, 2024 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

Cash, Cash Equivalents, and Short-Term Investments

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. At September 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $5,500 and $35,285, respectively.

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

The following is a summary of activity of Level 3 liabilities for the quarters ended March 31, 2024 through September  30, 2024:

Balance - December 31, 2023	$93,634
Additions	-
Settlements	-
Change in fair value	15,560
Balance – March 31, 2024	109,194
Additions	-
Settlements	-
Change in fair value	51,321
Balance – June 30, 2024	160,515
Additions	-
Settlements	(9,680)
Change in fair value	(118,865)
Balance – September 30, 2024	31,970

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

At September 30, 2024, the Company estimated the fair value of the conversion feature derivative embedded in the note payable and based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.05; risk-free interest rate of 5.00%; expected volatility of the Company’s common stock of 199% based on the volatility of comparable publicly traded entities; exercise price of $0.0305; and term of .001 years.

Research and Development Costs

Research and development costs are charged to expense as incurred and are typically comprised of expenses associated with advancing the commercialization of our technologies. The Company incurred $34,748 of research and development costs during the nine months ended September 30, 2024, which includes interest and fees related to the Company’s license agreement with TaiwanJ Pharmaceuticals. The Company incurred $461,969 of research and development costs during the nine months ended September 30, 2022, which included legal fees related to the maintenance and prosecution of licensed and owned intellectual property as well as the fair value of common stock issued to extend the payment terms of the Company’s license agreement with TaiwanJ Pharmaceuticals.

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

At the date of adoption, and as of September 30, 2024 and 2023, the Company does not have a liability for unrecognized tax uncertainties. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2024, and 2023, the Company does not have any interest or penalties related to uncertain tax positions.

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

The Company did not issue any stock-based compensation awards during the nine months ended September 30, 2024 and 2023.

Net Income per Share

For the three and nine month periods ended September 30, 2024 and 2023, diluted income per share was calculated by dividing the net income by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method. A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share for the periods ended September 30, 2024 and 2023 are as follows:

	Three Months ended September 30,
	2024	2023
Basic EPS
Income (loss) available to common shareholders (Numerator)	$(39,197)	$(388,760)
Weighted average common shares (Denominator)	83,770,337	83,239,115
Basic EPS	$(0.00)	$(0.00)

Diluted EPS
Income (loss) available to common shareholders (Numerator)	$(39,197)	$(388,760)
Weighted average common shares (Denominator)	83,770,337	83,239,115
Diluted EPS	$(0.00)	$(0.00)

	Nine Months ended September 30,
	2024	2023
Basic EPS
Income (loss) available to common shareholders (Numerator)	$(816,792)	$(1,309,110)
Weighted average common shares (Denominator)	84,353,693	83,461,806
Basic EPS	$(0.01)	$(0.02)

Diluted EPS
Income (loss) available to common shareholders (Numerator)	$(816,792)	$(1,309,110)
Weighted average common shares (Denominator)	84,353,693	83,461,806
Diluted EPS	$(0.01)	$(0.02)

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the FASB during the nine months ended September 30, 2024. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Management does not believe there are other significant accounting pronouncements which have had or will have a material impact on the Company’s consolidated financial statements.

3. Notes Payable

Notes Payable on September 30, 2024 and December 31, 2022 are as follows:

	September 30, 2024	December 31, 2022

Promissory note issued in the first quarter of 2019. The note accrues interest at 6% and matured in February 2020. The note is in default.	$231,478	$231,478

Promissory note issued in 2019 for the settlement of debt in the same amount and matured in 2021. Lender earns interest at 15%. This note was modified in November 2022, extending maturity to September 2023. This note is in default.	150,000	150,000

Promissory note issued in 2022 and matures in July 2023. Lender earns interest at 6%. This note is in default.	65,000	65,000

Promissory note issued in 2022 and matures in July 2023. Lender earns interest at 6%. The holder of the note is a former Director and the former Chief Executive Officer of the Company. This note is in default.	200,000	200,000

Promissory note issued in 2022 and matures in December 2023. Lender earns interest at 7.75%.	50,000	50,000

Promissory note issued in March 2023 and matured in May 2023. Lender earns interest at 8%. This note was issued to H. Louis Salomonsky, a Director of the Company. This note is in default.	100,000	-

Promissory note issued in March 2023 and matured in June 2023. Lender earns interest at 8%. This note is in default.	50,000	-

Promissory note issued in April 2023 and matured in May 2023. Lender earns interest at 18%. The note is in default.	250,000	-

Promissory note issued in June 2023 and matured in June 2024. Lender earns interest at 8%. The note is in default.	15,000	-

Promissory note issued in July 2023 and matures in July 2025. Lender earns interest at 8.5%. This note was issued to Global Reverb Corporation, a related party of which Noreen Griffin is the sole beneficial owner.	7,500	-

Promissory note issued in November 2023 and matured in August 2024. Lender earns interest at 22%. The note is in default.	50,000	-

	$1,103,978	$696,478

At September 30, 2024 and December 31, 2023, the Company had accrued $296,354 and $64,455, respectively, in unpaid interest on notes payable.

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

Stock Warrants

During the nine-month period ended September 30, 2024, no common stock warrants were issued, exercised or modified.

The following is a summary of outstanding common stock warrants as of September 30, 2024.

Expiration Date	Number of Shares	Exercise Price	Remaining Life (years)

Third Quarter 2028	3,000	$70	4.0
Second Quarter 2032	28,995	$10 - 70	7.75
	31,995	$10 - 70

Following is a summary of stock warrant activity for the nine months ended September 30 2024:

	Number of Shares	Exercise Price	Weighted Average Price
Warrants as of December 31, 2023	31,995	$10 - 70	$56.49
Issued	-	$-	$-
Expired and forfeited	-	$-	$-
Exercised	-	$-	$-
Warrants as of September 30, 2024	31,995	$10 - 70	$56.49

5. Income Taxes – Results of Operations

There was no income tax expense reflected in the results of operations for the periods ended September 30, 2024 and 2023 because the Company has significant net loss operating carryforwards available to offset the potential tax liabilities. Our tax rate can be affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions. It may also be affected by discrete items that may occur in any given year but are not consistent from year to year.

For U.S. federal purposes the corporate statutory income tax rate was 21%, for 2024 and 2023 tax years. The Company has recognized no tax benefit for the losses generated for the periods through September 30, 2024.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains certain forward-looking statements that are based on the beliefs of management as well as assumptions made by and currently available to management. The statements contained in this report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products and services, the successful commercialization of our products, general domestic and global economic conditions, government and environmental conditions and regulations, competition and customer strategies, changes in our business strategy or development plans, capital deployment, business disruptions, including those by fires, raw material supplies, environmental regulations, and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those forward-looking statements. For further discussion of certain of the matters described above see the Cautionary Note Regarding Forward-Looking Statements included in our 2023 Annual Report on Form 10-K.

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

GOING CONCERN

As of September 30, 2024, the Company had $0 in cash on hand, negative working capital of $5,329,439 and accumulated stockholders’ deficit of $386,147,932. For the nine months ended September 30, 2024, the Company reported a net loss attributable to common shareholders of $816,792. For the nine months ended September 30, 2023, the Company reported a net loss attributable to common shareholders of $1,309,110.

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

Working capital at September 30, 2024 is not sufficient to meet the cash requirements to fund planned operations through the next twelve months without additional sources of cash. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2024

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2023

Revenues

We had no revenues from operations for the three months ended September 30, 2024 and 2023.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 were as follows:

	For the three months ended September 30
	2023	2023
Selling, general and administrative	$100,244	$233,109
Increase (decrease) from prior year	$(132,865)	$(187,753)
Percent increase (decrease) from prior year	(57)%	(45)%

During the three months ended September 30, 2024, the Company has focused on the negotiation and finalization of certain licensing transactions and business development opportunities.

For the three months ended September 30, 2024 and 2023, selling, general and administrative expenses were compised of the following:

	For the three months ended September 30
	2024	2023
Shareholder and investor relations	$3,031	$5,743
Professional fees and consulting costs	(136,057)	21,066
Consulting fees with related parties	221,154	188,270
Board fees	12,000	15,000
Salaries and benefits	-	-
Occupancy	-	-
Other expenses	116	3,030
Total	$100,244	$233,109

The decrease in selling, general and administrative expenses for the three months ended September 30, 2024 over the same period in 2023 was primarily due to the reversal of accrued legal fees

Research and Development Expenses

R&D expenses and related percentages for the three months ended September 30, 2024 and 2023 were as follows:

	For the three months ended September 30,
	2024	2023
Research and development	$12,096	$105,837
Increase/(decrease) from prior year	$93,741	$105,837
Percent increase/(decrease) from prior year	(89)%	100%

Research and development expense for the three months ended September 30, 2024 was $12,096, compared to $105,837 incurred in the same period in 2023.

The research and development expenses for the three months ended September 30, 2024 reflects amounts accrued for interest and penalties pursuant to the license of intangible assets from TaiwanJ Pharmaceuticals.

Interest Expense

Interest expense for the three months ended September 30, 2024 and 2023 were as follows:

	For the three months ended September 30,
	2024	2023
Interest expense	$52,402	$36,437
Increase (decrease) from prior year	$15,965	$25,403
Percentage increase (decrease) from prior year	44%	230%

Interest expense is comprised of accrued interest on notes payable owed by the Company, unpaid amounts owed to consultants and the amortization of the discount related to derivate instruments underlying notes payable. The increase year over year reflects the increase in outstanding notes and consulting payments as well as the increase in interest rates.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2024

COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2023

Revenues

We had no revenues from operations for the nine months ended September 30, 2024 and 2023.

Operating Expenses

Selling, General and Administrative Expenses

For the nine months ended September 30, 2024 and 2023, selling, general and administrative expenses were made up as follows:

	For the nine months ended September 30
	2024	2023
Shareholder and investor relations	$11,028	$20,551
Professional fees and consulting costs	(74,225)	113,198
Consulting fees with related parties	663,462	495,018
Board fees	36,000	45,000
Occupancy	327	580
Salaries and benefits	-	-
Other expenses	6,368	14,764
Total	$642,959	$689,111
Increase (decrease) from prior year	$(46,153)	$(205,485)
Percent increase (decrease) from prior year	(7)%	(23)%

During the nine months ended September 30, 2024, the Company focused on business development activities and the negotiation and finalization of certain licensing transactions. The decrease in selling, general and administrative expenses during the nine months ended September 30, 2024 reflects the transition to an operating focus upon the completion of the recapitalization of the Company during the second and third quarters of 2023.

The selling, general and administrative expenses for the nine months ended September 30, 2024 reflect the following:

●

Professional advisors were engaged in the areas of legal, tax, accounting, and administrative support in connection with the Company’s financial reorganization efforts and licensing strategies, net of a reversal of accrued legal fees in the amount of $136,057.

●	The Company utilized the services of consultants, including three related parties during 2024 to fill key positions with the Company (CEO, CFO, COO and SVP of Business Development).

Research and Development Expenses

R&D expenses and related percentages for the nine months ended September 30, 2024 and 2023 were as follows:

	For the nine months ended September 30,
	2024	2023
Research and development	$34,748	$461,969
Increase/(decrease) from prior year	$(427,221)	$461,969
Percent increase/(decrease) from prior year	(92)%	100%

Research and development expense for the nine months ended September 30, 2024 was $34,748, compared to $461,969 incurred in the same period in 2023.

The decrease in research and development expenses for the nine months ended September 30, 2024 compared to the same period of 2023 was primarily the result of the impairment in 2023 of the fair value of intellectual property  provided through the license of assets from TaiwanJ Pharmaceuticals.  Research and development expenses for the nine months ended September 30, 2024 reflect amounts accrued for interest and penalties pursuant to the license of intangible assets from TaiwanJ Pharmaceuticals.

Interest Expense

Interest expense for the nine months ended September 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the nine months ended September 30
	2024	2023
Interest expense	$200,748	$77,498
Increase (Decrease) from prior year	$123,250	$(29,604)
Percent decrease from prior year	159%	(28)%

Interest expense is comprised of accrued interest on notes payable owed by the Company, unpaid amounts owed to consultants and the amortization of the discount related to derivate instruments underlying notes payable. The increase year over year reflects the increase in outstanding notes and consulting payments as well as the increase in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is measured by our ability to secure enough cash to meet our contractual and operating needs as they arise. The Company does not anticipate generating sufficient cash flows from our operations to fund the next twelve months. We had cash on hand of $0 at September 30, 2024, compared to $29,785 at December 31, 2023.

Summary of Cash Flows

	For the nine months ended September 30,
	2024	2023
Net cash used in operating activities	$(35,409)	$(568,460)
Net cash provided by financing activities	5,624	422,500
Net decrease in cash and cash equivalents	$(29,785)	$(145,960)

Net cash used in operating activities was $35,409 for the nine months ended September 30, 2024, compared to $568,460 for the corresponding period in 2023.  The use of cash in these periods resulted primarily from our losses from operations, as adjusted for changes in our working capital accounts. For the nine-month period ending September 30, 2024, the net loss of $819,792 was adjusted by $14,428 from interest expense and loss on derivative liability.

Net cash provided by financing activities was $5,624 for the nine months ended September 30, 2024, compared to $422,500 cash provided from investing activities (issuance of notes payable) during the nine-month period ended September 30, 2023.

The Company does not expect to generate revenues in the foreseeable future. If the Company is unable to raise additional working capital to meet its operating obligations and expenditures, the Company will be required to modify its business plan.

CONTRACTUAL OBLIGATIONS

Promissory Notes

The notes payable on the Company’s Condensed Consolidated Balance Sheet above contains, at September 30, 2024, certain promissory notes on which the Company was in arrears on payment of principal as follows:

●	$231,478 in promissory notes issued in 2019. The notes accrue interest at 6% and matured in 2020.
●	$150,000 promissory note issued in 2023. The note accrued interest at 8% and matured in 2023.
●	$265,000 in promissory notes issued in 2022. The notes accrued interest at 6% and matured in 2023.
●	$150,000 in promissory notes issued in 2023. The notes accrued interest at 8% and matured in 2023.
●	$250,000 promissory note issued in 2023. The note accrued interest at 18% and matured in 2023.
●	$50,000 promissory note issued in 2023. The note accrued interest at 8% and matured in 2023.
●	$15,000 promissory note issued in 2023. The note accrued interest at 8.25% and matured in 2024.
●	$60,000 promissory note issued in 2023. The note accrued interest at 8.5% and matured in 2024.

Please refer to Note 3 to the Condensed Consolidated Financial Statements of Part I Item 1, which is incorporated by reference, for additional details regarding these promissory notes.

OFF BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2024, and 2023, the Company did not engage in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following is a summary of activity of Level 3 liabilities for the quarters ended March 31, 2024 through September  30, 2024:

Balance - December 31, 2023	$93,634
Additions	-
Settlements	-
Change in fair value	15,560
Balance – March 31, 2024	109,194
Additions	-
Settlements	-
Change in fair value	51,321
Balance – June 30, 2024	160,515
Additions	-
Settlements	(9,680)
Change in fair value	(118,865)
Balance – September 30, 2024	31,970

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

At September 30, 2024, the Company estimated the fair value of the conversion feature derivative embedded in the note payable and based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.05; risk-free interest rate of 5.00%; expected volatility of the Company’s common stock of 199% based on the volatility of comparable publicly traded entities; exercise price of $0.0305; and term of .001 years.

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

Recent Accounting Standards

The Company has reviewed the accounting pronouncements issued by the FASB during the nine months ended September 30, 2024. Applicable pronouncements will be adopted by the Company in accordance with the accounting guidance and definition. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2024, the Company issued the following securities:

The Company issued 614,754 shares of common stock to 1800 Diagonal Lending, pursuant to the Promissory Note issued on November 17, 2023.

We did not repurchase any shares of our common stock during the three months ended September 30, 2024.

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

$15,000 promissory note issued in June 2023.  The note accrued interest at 8.25% and matured on June 1, 2024.

$50,000 promissory note issued in November 2023.  The note accrued interest at 8.5% and matured on August 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2024, management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended.

Based on this evaluation, management has concluded that, due to the Company’s limited resources, small staff size, and lack of formal internal control processes, the Company’s disclosure controls and procedures were not effective as of September 30, 2024. Specifically, the Company lacks sufficient personnel and processes to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) accumulated and communicated to management in a timely manner.

Management is continuing to assess potential improvements to its internal control structure, including engaging outside consultants and exploring the feasibility of implementing formalized financial reporting policies as resources allow.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Biostax Corp.

Date: April 10, 2025	By:	/s/ Noreen Griffin
	Name:	Noreen Griffin
	Title:	Chief Executive Officer

Biostax Corp.

Date: April 10, 2025	By:	/s/ Glen Farmer
	Name:	Glen Farmer
	Title:	Chief Financial Officer